Form 10-K
period 2017-12-31
Sphere 3D Corp
filed 2018-03-21
CIK 1591956

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2017
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from___________________________to ___________________________
Commission File Number: 001-36532
__________________________________
Sphere 3D Corp.
(Exact name of Registrant as specified in its charter)
__________________________________

Ontario, Canada	98-1220792
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

240 Matheson Blvd. East
Mississauga, Ontario, Canada, L4Z 1X
(Address of principal executive offices)
(408) 283-4754
(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Shares	NASDAQ Capital Market
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes ☐ No ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes ☐ No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☐             Accelerated filer ☐
Non-accelerated filer ☐                 Smaller reporting company ☒
(Do not check if a smaller reporting company)    Emerging growth company ☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2017 was approximately $13.9 million based on the closing price on the NASDAQ Capital Market reported for such date. Shares of common stock held by each officer and director and by each person who is known to own 10% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates of the registrant. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
As of March 16, 2018, there were 9,051,408 shares of the registrant’s common stock outstanding.

PART I
FORWARD-LOOKING INFORMATION
This Annual Report on Form 10-K contains forward-looking information that involves risks and uncertainties. This forward-looking information includes, but is not limited to, statements with respect to management’s expectations regarding the future growth, results of operations, performance and business prospects of Sphere 3D. This forward-looking information relates to, among other things, the Company’s future business plans and business planning process, the Company’s uses of cash, and may also include other statements that are predictive in nature, or that depend upon or refer to future events or conditions.
The words “could”, “expects”, “may”, “will”, “anticipates”, “assumes”, “intends”, “plans”, “believes”, “estimates”, “guidance”, and similar expressions are intended to identify statements containing forward-looking information, although not all forward-looking statements include such words. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances contain forward-looking information. Statements containing forward-looking information are not historical facts but instead represent management’s expectations, estimates and projections regarding future events.
Although forward-looking statements in this Annual Report reflect the good faith judgment of our management, such statements can only be based on facts and factors currently known by us. Consequently, forward-looking statements are inherently subject to risks and uncertainties and actual results and outcomes may differ materially from the results and outcomes discussed in or anticipated by the forward-looking statements. Factors that could cause or contribute to such differences in results and outcomes include without limitation those discussed under the heading “Risk Factors” in Part I, Item 1A below, as well as those discussed elsewhere in this Annual Report. Readers are urged not to place undue reliance on these forward-looking statements, which speak only as of the date of this Annual Report. We undertake no obligation to revise or update any forward-looking statements in order to reflect any event or circumstance that may arise after the date of this Annual Report. Readers are urged to carefully review and consider the various disclosures made in this Annual Report, which attempt to advise interested parties of the risks and factors that may affect our business, financial condition, results of operations and prospects.
Any reference to the “Company”, “Sphere 3D”, “Sphere”, “we”, “our”, “us”, or similar terms refers to Sphere 3D Corp. and its subsidiaries. Unless otherwise indicated, all dollar amounts are expressed in U.S. dollars and references to “$” are to the lawful currency of the United States (“U.S.”). References to “Notes” are Notes included in our Notes to Consolidated Financial Statements.
Item 1. Business
Sphere 3D provides next-generation solutions for standalone storage and long-term data archive products, as well as technologies that converge the traditional silos of compute, storage and network into one integrated “hyper-converged” or converged solution. We provide enterprise storage management solutions, the archiving of the data created by these solutions, and the ability to connect to public cloud services such as Microsoft Azure for additional delivery options and hybrid cloud capabilities. Our solutions are tightly integrated and include a patented portfolio for operating systems for storage, proprietary virtual desktop orchestration software, and proprietary application container software. Our software, combined with commodity x86 servers, or its purpose built appliances, deliver solutions that provide application mobility, security, data integrity and simplified management. These solutions can be deployed through a public, private or hybrid cloud and are delivered through our global reseller network and professional services organization. We have a portfolio of brands including Overland-Tandberg™, HVE ConneXions and UCX ConneXions, dedicated to helping customers achieve their IT goals.
We have created our own platform, Glassware 2.0TM (“Glassware”), for the delivery of applications from a server-based computing architecture. This is accomplished through a number of approaches to virtualization utilized by Glassware including the use of software “containers” and “microvisors.” A container refers to software that takes an application and all the things required to run that application and encapsulates them with software. By doing so, users can run numerous applications from a single server and on a single copy of the operating system. A microvisor refers to the technology that allows non-Windows® based applications to run on the same servers as Windows software using a lightweight emulator. Glassware sales are not material.

Warrant Exchange Agreement
On March 16, 2018, the Company entered into warrant exchange agreements, in a privately negotiated exchange under Section 4(a)(2) of the Securities Act of 1933, as amended, pursuant to which the Company issued 1,430,998 common shares in exchange for the surrender and cancellation of the Company’s outstanding March 24, 2017 warrants (the “Exchange”). Immediately after the Exchange, the previously issued warrants became null and void. MF Ventures, LLC, participated in the Exchange by acquiring 299,999 common shares in exchange for a warrant to purchase 272,727 common shares.
Related Party Share Purchase Agreement
On February 20, 2018, the Company, Overland Storage, Inc., a California corporation and a wholly owned subsidiary of the Company (“Overland”), and Silicon Valley Technology Partners LLC, a Delaware limited liability company established and controlled by Eric Kelly, the Company’s Chief Executive Officer and Chairman of the Board of Directors (the “Purchaser”) entered into a share purchase agreement (the “Purchase Agreement”), pursuant to which, among other things, and subject to certain closing conditions, the Company will sell to Purchaser all of the issued and outstanding shares of capital stock of Overland for $45.0 million (the “Purchase Price”), subject to a working capital adjustment (the “Share Purchase”). The net proceeds from the Share Purchase will be used to repay: (i) the Company’s outstanding obligations under its Credit Agreement with Opus Bank; (ii) its outstanding obligations under the related party convertible note with FBC Holdings S.a.r.l. (“FBC Holdings”); and (iii) its related party subordinated promissory note with MF Ventures, LLC. The Special Committee of the Board of Directors of the Company and the Board of Directors of the Company (with Eric Kelly recusing himself) unanimously approved the entry into the Purchase Agreement by the Company.
 Under the terms of the Purchase Agreement, the Share Purchase is contingent upon, and Purchaser must use its best efforts to arrange for, debt and/or equity financing in an amount at least equal to the Purchase Price in order to consummate the Share Purchase (the “Financing”). In addition, the Company must use commercially reasonable efforts to provide all cooperation reasonably requested by Purchaser regarding the Financing. Until the Financing is committed in accordance with Contingency Termination Event (as defined below), the Company is free to solicit and negotiate other offers to purchase the Company, Overland or any or all of their assets and has the right to terminate the Purchase Agreement for any or no reason without penalty (subject to the expense reimbursement provisions described below).
The closing of the Share Purchase and of the other transactions contemplated by the Purchase Agreement are subject to (i) the adoption of the Purchase Agreement by the affirmative vote of the holders of (a) at least 66 2/3% of the outstanding common shares of the Company cast in person or by proxy at the special meeting of shareholders and (b) a majority of the votes cast by certain “minority shareholders” in person or by proxy at the special meeting of shareholders (the “Shareholder Approval”) and (ii) the transfer by the Company of (a) the businesses of (x) Unified ConneXions, Inc. and (y) HVE ConneXions, LLC (including the provision of information technology consulting services and hardware solutions around cloud computing, data storage and server virtualization to corporate, government, and educational institutions), and (b) the SNAP® network attached storage business to a subsidiary of the Company other than Overland or a subsidiary of Overland. The closing of the Share Purchase and of the other transactions contemplated by the Purchase Agreement are also subject to various other conditions, including the consummation of the Financing, the absence of any order, statute, rule, regulation, executive order, decree or injunction issued by any governmental entity prohibiting the Share Purchase, the absence of a pending claim, suit, action or proceeding material claims seeking to prohibit the Share Purchase, the accuracy of the representations and warranties contained in the Purchase Agreement, compliance with the covenants and agreements contained in the Purchase Agreement in all material respects, and the absence of a material adverse effect on either the Company or Overland.

The Company has made customary representations, warranties and covenants in the Purchase Agreement, including, among others, covenants (i) to conduct its business in the ordinary course during the period between the execution of the Purchaser Agreement and the closing of the Share Purchase, (ii) not to engage in specified types of transactions during this period unless agreed to in writing by Purchaser, (iii) to convene and hold a meeting of its shareholders for the purpose of obtaining the Shareholder Approval and (iv) subject to certain exceptions and only following the occurrence of the Contingency Termination Event (as defined below), not to solicit and negotiate other offers to purchase the Company, Overland or any or all of their assets or to withdraw, modify or qualify in a manner adverse to Purchaser the recommendation of the Board that the Company’s shareholders vote in favor of approving the Share Purchase. The Company has also agreed to indemnification provisions in favor of Purchaser that are customary for transactions of this type.
Prior to the (i) execution and delivery of financing commitments in forms reasonably acceptable to the Company, which provide, among other things, for commitments from financing sources sufficient to pay the Purchase Price in the Share Purchase, (ii) execution and delivery by Purchaser of an irrevocable waiver in a form reasonably acceptable to the Company waiving Purchaser’s condition to the obligation to close the Share Purchase that the Financing has been received and (iii) an executed certificate delivered by Purchaser to the Company regarding the accuracy of certain representations regarding the Financing (the “Contingency Termination Event”), the Company has the right to terminate the Purchase Agreement for any reason or for no reason. The Purchase Agreement also provides that, upon such termination of the Purchase Agreement by the Company, the Company has agreed to reimburse Purchaser up to approximately $350,000 for the reasonable and documented out-of-pocket expenses incurred by the Purchaser and the sources for the Financing in connection with the negotiation, execution and performance of the Purchase Agreement and the transactions contemplated thereby, as well as the fees and expenses of the Purchaser's outside counsel.
In addition, the Purchase Agreement contains certain other termination rights, including, following the occurrence of the Contingency Termination Event, the right of the Company to terminate the Purchase Agreement under specified circumstances to accept an unsolicited superior proposal from a third party. The Purchase Agreement provides that, following the occurrence of the Contingency Termination Event and upon termination of the Purchase Agreement by the Company under specified circumstances (including termination by the Company to accept a superior proposal) or by Purchaser under specified circumstances, a termination fee equal to the lesser of (i) $1.0 million and (ii) the amount of Purchaser’s reasonable fees and expenses in connection with the negotiation, execution and performance of the Purchase Agreement (including the amount that the Purchaser must pay or reimburse to the sources for the Financing) will be payable by the Company to the Purchaser. Such termination fee is also payable following the occurrence of the Contingency Termination Event under certain other specified circumstances set forth in the Purchase Agreement. The Purchase Agreement also provides that each party to the Purchase Agreement may compel the other party or parties thereto to specifically perform its or their obligations under the Purchase Agreement. However, if the Purchase Agreement is terminated such that the Company termination fee becomes payable, the Purchaser will be precluded from any other remedy against the Company or Overland, including expense reimbursement and specific performance. Further, if the Purchase Agreement is terminated such that the expense reimbursement becomes payable, the Purchaser will be precluded from any other remedy against the Company or Overland, including the Company termination fee and specific performance. Subject to certain exceptions and limitations, either party may terminate the Purchase Agreement if the Share Purchase is not consummated by August 19, 2018.
Reverse Stock Split
On July 5, 2017, the Board of Directors of the Company authorized a share consolidation (also known as a reverse stock split) of the Company’s issued and outstanding common shares at a ratio of 1-for-25, which became effective on July 11, 2017. All share and per share amounts in the accompanying consolidated financial statements and the notes thereto have been restated for all periods to reflect the share consolidation.

UCX and HVE Acquisition
In January 2017, we completed our acquisition of all of the outstanding equity interests of UCX and HVE (the “January 2017 acquisition”). UCX and HVE provide information technology consulting services and hardware solutions around cloud computing, data storage and server virtualization to corporate, government, and educational institutions primarily in the southern central United States. By adding UCX’s products, technologies, professional services and engineering talent, and HVE’s engineering and virtualization expertise, we intend to expand our virtualization offerings as well as enhance our ability to accelerate the delivery of hybrid cloud solutions to customers.
At this time, we have included UCX and HVE’s product revenue with our disk systems products. The business activities of UCX and HVE may result in individual transactions that are more significant than those that normally result from our legacy business lines. Those significant transactions may involve multiple elements and may involve circumstances where, based on customer requests, equipment may be delivered either to the end customer location or to a third-party location specified by the customer.
RDX® Asset Acquisition
In August 2015, we completed an acquisition of assets related to the RDX® removable disk product lines from Imation Corp. (“Imation”). We issued 61,165 common shares with an approximate value of $6.1 million, and a warrant exercisable for 10,000 additional common shares exercisable in connection with certain purchase price adjustments under the asset purchase agreement.
Products and Service
Disk Systems
RDX® Removable Disk Solutions
RDX® is a removable, purpose built back-up appliance on the market. The RDX® series provides scalability, centralized management, encryption and duplication, and reliability for backup, archive, data interchange and disaster recovery. RDX® provides enterprise performance and fast access, with transfer rates of up to 1188 gigabytes (“GB”) per hour and capacities up to four terabytes (“TB”) per cartridge, plus future expansion to larger capacity media enabled by our RDX+™ technology.
RDX® QuikStor® is available as an external desktop or internal server drive with SATA III, USB 3.0 or USB3+ connectivity. RDX QuikStation®4 and RDX QuikStation®8 are rackmount and removable disk appliances for SMBs, offering one GbE or ten GbE iSCSI connectivity and an online capacity of up to 32 TB. RDX HDD media are available in the range between 500 GB and four TB, RDX SSD media up to 256 GB and RDX WORM media with 500 GB and one TB. All RDX® media capacities are forward and backward compatible.
In 2017, we launched our rdxLOCK RansomBlock Feature to address certain cyber threats for organizations, including Ransomware. The RansomBlock functionality sets all data on the RDX® WORM media into a read-only mode. Additionally, it allows write operations to RDX® media for granted applications and processes similar to a personal fire wall.

HVE Converged and Hyper-converged Infrastructure
In 2017, we acquired HVE, a technology provider of next generation converged and hyper-converged infrastructure dedicated to creating Manageable, Scalable, Reproducible, and Predictable (“MSRP”) solutions based on virtualization technologies running on high-performance, next generation platforms. HVE solutions are engineered, purpose-built converged and hyper-converged virtual workspace and server solutions that support a distributed architecture, scalable with predictable performances, and come bundled with continuous active monitoring. HVE product can include support for our Desktop Cloud Orchestrator™ (“DCO”) based on customer requirements.

•
The HVE-STACK high density server provides the computer and storage appliance for the data center and is ideal for high performance computing (“HPC”), cloud computing and virtual desktop infrastructure (“VDI”). The modular design and swappable components such as hard drives and power supplies great improve efficiency.

•
The HVE-VELOCITY High Availability Dual Enclosure storage area network (“SAN”) provides data reliability and integrity for optimal data storage, protection and recovery. It also provides a unified network attached storage (“NAS”) and SAN solution with thin provisioning, compression and deduplication. The HVE-VELOCITY platform eliminates single points of failure. The 12GSAS SSD design allows for faster access to data. It is optimized for mission-critical, enterprise-level storage applications.

•
The HVE 3DGFX is a VDI solution that offers that offers hardware and software technologies to provide an appliance that can handle from eight to 128 high demand users in a single 2U appliance. The HVE 3DGFX was designed and engineered as a purpose-built solution based upon the MSRP engineering approach.

G-Series Appliance and G-Series Cloud
The G-Series appliance powered by Glassware containerization technology is designed to simplify Windows application migration and enables access from any device including Macintosh, Windows, iOS, Chrome OS, and Android. The G-Series appliance is optimized for simplicity, flexibility and scalability. Through Glassware, a Microsoft Windows® based container technology, organizations looking to migrate applications to the cloud can quickly deploy a solution for virtualizing 16-bit, 32-bit, or 64-bit applications with their native functionality intact. For the provisioning of a 16-bit application to the G-Series appliance, users will often require advanced technical skills to set-up the application, or can contract professional services from the Company, or one of our certified system integrators. End users can access the containerized applications from cloud-connected devices (iOS, Android or Windows), through a lightweight downloadable app or simply from a browser. The G-Series appliance eliminates the complex tasks of designing, implementing, and maintaining application hosting environments and provides improved application session density and scale when compared to traditional hypervisor-based virtualization solutions.
G-Series Cloud is an offering available through Microsoft Azure and was developed to provide a virtual appliance that can be deployed from the Azure Marketplace to eliminate the task of designing, implementing, and maintaining localized application-hosting environments and their related hardware. G-Series Cloud is pre-configured, can be deployed in minutes and provides for a billing model based on usage.
Glassware Open Virtual Appliance and Open Virtual Format
An Open Virtual Appliance (“OVA”) and Open Virtual Format (“OVF”) compatible version of Glassware are the most recent productized offerings that allow for the deployment of Glassware from within existing VMWare environments. Similar to the G-Series Cloud offering, OVA and OVF versions were specifically developed to provide a virtual appliance from within a VMWare virtual machine and within VMWare environments. Although the format for deployment is similar for an OVA and/or OVF, Glassware is not an open source, as these formats only refer to the deployment methodology. All Glassware products come with a user interface to allow for administrators to quickly deploy applications and integrate with existing work flow and technologies.

SnapServer® Network Attached Storage Solutions
Our SnapServer® solutions are an ideal platform for primary or nearline storage, and deliver stability and integration with Windows®, UNIX/Linux, and Macintosh environments. For virtual servers and database applications, the SnapServer® family supports iSCSI block-level access with Microsoft VSS and VDS integration to simplify Windows management. For data protection, the SnapServer® family offers RAID protection, and snapshots for point-in-time data recovery. The SnapServer XSR Series™ products support DynamicRAID® and traditional RAID levels 0, 1, 5, 6, and 10. The Snap family of products, SnapCLOUD®, and SnapServer®, have integrated data mobility tools to enable customers to build private clouds for sharing and synchronizing data for anytime, anywhere access.

•	The SnapServer® XSR40 is a 1U server that can be configured with up to four SATA III and SSD drives, and can scale to 400 TB of storage capacity by adding up to three SnapExpansion XSR™ enclosures.

•
The SnapServer® XSR120 is a 2U server that can be configured with up to 12 SATA III, SAS and SSD drives, and can scale to 960 TB of storage capacity by adding up to seven SnapExpansion XSR™ enclosures.

Our GuardianOS® storage software is designed for the SnapServer® family of enterprise-grade NAS systems and delivers simplified data management and consolidation throughout distributed information technology environments by combining cross-platform file sharing with block-level data access on a single system. The flexibility and scalability of GuardianOS® reduces the total cost of ownership of storage infrastructures for small and medium businesses to large Fortune 500 enterprises. In addition to a unified storage architecture, GuardianOS® offers highly differentiated data integrity and storage scalability through features such as DynamicRAID®, centralized storage management, and a comprehensive suite of data protection tools.
Our Snap Enterprise Data Replicator (“Snap EDR”) provides multi-directional WAN-optimized replication. Administrators can automatically replicate data between SnapServer®, Windows, and Linux systems for data distribution, data consolidation, and disaster recovery.
During 2017, we announced the availability of our SnapServer® Hybrid and All Flash Array solutions, which is designed to allow information technology departments to modernize their data center, as well as provide the small and medium businesses (“SMBs”) access to the reliability, security, and performance of flash. In addition, we launched our SnapServer® solutions pre-configured and optimized to work with IP video surveillance cameras and create a new standard for simplicity and integration between IP networked video surveillance systems and data storage.
Tape Automation Systems
NEO® Tape-Based Backup and Long-Term Archive Solutions
Our NEO Series® Tape Libraries, Tape Autoloaders, stand-alone tape drives and linear tape file system (“LTFS”) solutions are designed for both SMBs looking for simple, cost-effective long-term data protection, as well as for complex enterprises faced with the demands of “big data” storage applications. Regardless of the size or type of environment, information technology managers continue to recognize the efficiency and value tape-based solutions provide for long-term data storage.

•
NEO® XL-Series tape libraries are designed for mid-range and enterprise businesses, providing automated backup and archive that combines flexibility, density, high-performance and affordability to ensure that data is protected faster and more cost effectively. NEO® XL-Series tape libraries provide data storage capacity that ranges from 90 TB to 16.8 petabytes (“PB”), enabling customers to expand their storage capability as their storage requirements changes. NEO® XL-Series significantly reduces backup windows and improves efficiency with high-performance data transfer rates that range from 504 GB per hour to over 114 TB per hour. The NEOxl 80 supports up to 80 cartridges and six tape drives per module. Up to six 80-cartridge NEOxl Expansion Modules can be added to provide a total of 560 cartridges and 42 tape drives. In November 2017, we announced the addition of the NEOxl 8000. NEOxl is a full-rack configuration delivering access to 560 cartridges slots. The NEOxl 8000 will support as many as 42 tape drives and is available in fibre channel (“FC”) configurations offering features such as redundant data path and redundant control path. NEOxl 8000 is designed to be our next-generation solution for enterprise customers requiring large amounts of data storage with high data availability.

•
NEO® S-Series libraries provide affordable tape backup and archive for small and medium businesses. NEO® S-Series libraries are available in compact rack-mount configurations with either SAS or FC connectivity. The NEOs StorageLoader is a 1U, eight-cartridge, single-drive autoloader that provides up to 240 TB of storage capacity. The NEOs T24 is a 2U tape library that supports up to 24 cartridge slots and two tape drives, and delivers up to 720 TB of storage capacity. The NEOs T48 is a 4U tape library that supports up to 48 cartridge slots and four tape drives, with a maximum storage capacity of 1.4 PB.

•
NEO® 8000e is a 42U tape library that supports up to 500 cartridge slots (up to 7.5 PB) and 12 tape drives (up to 32.4 TB per hour) in a single module. For truly enterprise-class storage requirements, the NEO® 8000e is scalable up to 1,000 cartridge slots (15 PB) and 24 tape drives (64 TB per hour).

•
NEO® Agility provides our customers the ability to manage, share and protect data utilizing LTFS technology on premise, in the cloud or a hybrid cloud environment. Providing archiving capability, and serving as a complement to our NEO® Series tape libraries, NEO® Agility allows users to capitalize on the reliability and portability of tape-based storage while benefiting from data access associated with disk-based storage. NEO® Agility consists of a 1U server platform with our LTFS archiving software. While NEO® Agility is optimized for, and compatible with, NEOs T48, NEOxl 80 and NEO® 8000e tape libraries, it is also compatible with tape libraries manufactured by other vendors. In May 2017, we announced the addition of the NEO® Agility 24. NEO® Agility 24 was added to the portfolio as a solution designed for budget-conscious IT environments requiring smaller storage capacity and slightly lower performance, but still needing the ease of data access associated with the NEO® Agility LTFS technology.

Tape Drives and Media
In addition to our tape automation and LTFS solutions, we provide stand-alone LTO tape drives and LTO media products.

•
Stand-alone LTO tape drives provide low-cost, compact affordable backup and archive abilities. Available either as internal drives to be integrated into server-based bundles or as eternal drives for desktop use, stand-alone tape drives deliver storage capacities ranging from 1.5 TB (LTO-5) to 15 TB (LTO-7). In November 2017, we added LTO-8 (12TB) stand-alone tape drives to our portfolio. NEO® tape libraries utilizing the LTO-8 technology can store anywhere from 96 TB to 16.8 PB of data.

•
LTO media (data cartridges and cleaning cartridges) allows our customers to purchase the media for their tape drives and libraries at the same time they purchase their NEO Series® solution, providing the ability to have their NEO Series® solution fully operational upon installation. With four generations of LTO tape media (LTO-4, LTO-5, LTO-6, and LTO-7) in our portfolio, native capacities range from 800 GB per cartridge to six TB per cartridge. In November 2017, we announced both standard LTO-8 media and LTO-8M media. LTO-8 data cartridges provide 12 TB of storage capacity on each cartridge. The LTO-8 cartridges should be used in the LTO-8 tape drives to achieve the full 12 TB per cartridge capacity. The LTO-8M provides up to nine TB per cartridge when used in an LTO-8 tape drive with a special media format and library firmware, both of which are available with NEO Series® tape libraries.

Service
Customer service and support are key elements of our strategy and critical components of our commitment in making enterprise-class support and services available to companies of all sizes. Our technical support staff is trained to assist our customers with deployment and compatibility for any combination of virtual desktop infrastructures, hardware platforms, operating systems and backup, data interchange and storage management software. Our application engineers are trained to assist with more complex customer issues. We maintain global toll-free service and support phone lines. Additionally, we also provide self-service and support through our website support portal and email.
Our service offerings provide for on-site service and installation options, round-the-clock phone access to solution experts, and proof of concept and architectural design offerings. We are able to provide comprehensive technical assistance on a global scale.

Production
A significant number of our components and finished products are manufactured or assembled, in whole or in part, by a limited number of third parties. For certain products, we control the design process internally and then outsource the manufacturing and assembly in order to achieve lower production costs. For certain RDX® product and SnapServer® products, we perform product assembly, integration and testing at our manufacturing facilities in Guangzhou, China.
We purchase disk drives, tape drives, chassis, printed circuit boards, integrated circuits, and other major components from outside suppliers. We carefully select suppliers based on their ability to provide quality parts and components which meet technical specifications and volume requirements. We actively monitor these suppliers but we are subject to substantial risks associated with the performance of our suppliers. For certain components, we qualify only a single source, which magnifies the risk of shortages and may decrease our ability to negotiate with that supplier. For a more detailed description of risks related to suppliers, see Item 1A. Risk Factors.
Sales and Distribution

•
Distribution channel - We have distribution partners in North America and throughout Europe and Asia. We sell through a two-tier distribution model where distributors sell our products to system integrators, VARs or DMRs, who in turn sell to end users. We support these distribution partners through our dedicated field sales force and field engineers. In 2017, no distribution partner accounted for more than 10% of net revenue.

•
Reseller channel - Our worldwide reseller channel includes systems integrators, VARs and DMRs. Our resellers may package our products as part of complete application and desktop virtualization solutions data processing systems or with other storage devices to deliver complete enterprise information technology infrastructure solutions. Our resellers also recommend our products as replacement solutions when systems are upgraded, or bundle our products with storage management software specific to the end user’s system. We support the reseller channel through our dedicated field sales representatives, field engineers and technical support organizations.

•
Cloud Marketplace - Since 2015, we have utilized the Microsoft Azure Cloud Marketplace as an additional channel for our cloud solutions to sell to end-users directly. With the pay-per-use model, supported through the Microsoft Azure Cloud, our customers now can accelerate their adoption of cloud based application and data delivery.

Patents and Proprietary Rights
We rely on a combination of patents, trademarks, trade secret and copyright laws, as well as contractual restrictions, to protect the proprietary aspects of our products and services. Although every effort is made to protect Sphere 3D’s intellectual property, these legal protections may only afford limited protection.
We may continue to file for patents regarding various aspects of our products, services and delivery method at a later date depending on the costs and timing associated with such filings. We may make investments to further strengthen our copyright protection going forward, although no assurances can be given that it will be successful in such patent and trademark protection endeavors. We seek to limit disclosure of our intellectual property by requiring employees, consultants, and partners with access to our proprietary information to execute confidentiality agreements and non-competition agreements (when applicable) and by restricting access to our proprietary information. Due to rapid technological change, we believe that establishing and maintaining an industry and technology advantage in factors such as the expertise and technological and creative skills of our personnel, as well as new services and enhancements to our existing services, are more important to our company’s business and profitability than other available legal protections.

Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy aspects of our services or to obtain and use information that we regard as proprietary. The laws of many countries do not protect proprietary rights to the same extent as the laws of the U.S. or Canada. Litigation may be necessary in the future to enforce our intellectual property rights, to protect our trade secrets, to determine the validity and scope of the proprietary rights of others or to defend against claims of infringement. Any such litigation could result in substantial costs and diversion of resources and could have a material adverse effect on our business, operating results and financial condition. There can be no assurance that our means of protecting our proprietary rights will be adequate or that our competitors will not independently develop similar services or products. Any failure by us to adequately protect our intellectual property could have a material adverse effect on our business, operating results and financial condition. See Item 1A. Risk Factors under the section Risks Related to Intellectual Property.
Competitive Conditions
We believe that our products are unique and innovative and afford us various advantages in the market place; however, the market for information technology is highly competitive. Competitors vary in size from small start-ups to large multi-national corporations which may have substantially greater financial, research and development, and marketing resources. Competitive factors in these markets include performance, functionality, scalability, availability, interoperability, connectivity, time to market enhancements, and total cost of ownership. Barriers to entry vary from low, such as those in traditional disk-based backup products, to high, in tape automation and virtualization software. The markets for all of our products are characterized by price competition and as such we may face price pressure for our products. For a more detailed description of competitive and other risks related to our business, see Item 1A. Risk Factors.
Employees
The Company had 388 employees at December 31, 2017. The Company’s employees in Germany and China are covered by labor unions, and the Company believes its relationships with the unions representing these employees are good.

1A. Risk Factors
An investment in our Company involves a high degree of risk. Each of the following risk factors in evaluating our business and prospects as well as an investment in our Company should be carefully considered. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not presently known to us or that we currently consider immaterial may also impair our business operations. If any of the following risks occur, our business and financial results could be harmed and the trading price of our common shares could decline.
Risks Related to the Share Purchase Agreement
Our agreement to sell Overland is subject to a number of conditions, some of which are outside of our control. If such conditions are not timely met, such sale may not occur, which would cause us to need immediate funding to pay our existing debt and other obligations and to continue our operations.
On February 20, 2018, we, Overland, and Silicon Valley Technology Partners LLC, a Delaware limited liability company established and controlled by Eric Kelly, our Chief Executive Officer and Chairman of the Board of Directors (the “Purchaser”) entered into a share purchase agreement (the “Purchase Agreement”), under which, subject to the terms and conditions of the Purchase Agreement, the Company will sell to Purchaser all of the issued and outstanding shares of capital stock of Overland for $45.0 million, subject to a working capital adjustment (the “Share Purchase”). The consummation of the Share Purchase is subject to certain customary conditions. A number of the conditions are not within the control of us, Overland, or Purchaser, and it is possible that such conditions may prevent, delay or otherwise materially adversely affect the completion of the Share Purchase. These conditions include, among others (i) the adoption of the Purchase Agreement by the affirmative vote of the holders of (a) at least 66 2/3% of the outstanding common shares of the Company cast in person or by proxy at the special meeting of shareholders and (b) a majority of the votes cast by certain “minority shareholders” in person or by proxy at the special meeting of shareholders, (ii) the Purchaser’s securing of adequate financing to fund the purchase price, (iii) the transfer by the Company of (a) the businesses of (x) Unified ConneXions, Inc. and (y) HVE ConneXions, LLC (including the provision of information technology consulting services and hardware solutions around cloud computing, data storage and server virtualization to corporate, government, and educational institutions), and (b) the SNAP network attached storage business to a subsidiary of the Company other than Overland or a subsidiary of Overland, and (iv) other customary closing conditions, including (among others) (a) the accuracy of each party’s representation and warrants, (b) each party’s performance in all material respects with its obligations under the Purchase Agreement, and (c) the absence of a material adverse effect on the Company (as defined in the Purchase Agreement).The Company cannot predict with certainty, whether and when any of the required closing conditions will be satisfied or if another uncertainty may arise. Currently, the Company’s special meeting of shareholders for the adoption of the Share Purchase is expected to be held in April 2018, which is after the maturity date of our credit facility and convertible note. If the Share Purchase does not receive, or timely receive, the shareholder approval, or if another event occurs that delays or prevents the Share Purchase, such delay or failure to complete the Share Purchase may cause uncertainty or other negative consequences that may materially and adversely affect the Company’s business, financial condition and results of operations and, to the extent that the current price of the Company’s common stock reflects an assumption that the Share Purchase will be completed, the price per share for the Company’s common stock.
The purchase price to be received pursuant to the Purchase Agreement may be insufficient for the Company to pay off its outstanding obligations.
The purchase price to be received pursuant to the Purchase Agreement may be insufficient to pay off all of the amounts owed by the Company under its Credit Agreement with Opus Bank, its outstanding obligations under the $24.5 million convertible note with FBC Holdings, the $2.0 million of indebtedness in connection with that certain subordinated promissory note, issued by Overland to MF Ventures, LLC, and the other liabilities and transaction expenses. It is possible that the net proceeds will not be sufficient to pay all of the above debts, liabilities and expenses or that there will be enough cash or working capital in the Company to fund its continuing operations. Accordingly, the Company may need to raise additional capital through debt or equity financings before, at or around the time of the closing of the Share Purchase.

If we fail to complete the Share Purchase, we will be required to seek financing to pay off our existing secured debt, satisfy our other liabilities, pay our transaction expenses and continue our operations as a going concern.
If we do not complete the Share Purchase, we will continue to face challenges and uncertainties in our ability to repay the outstanding obligations due under the Credit Agreement with Opus Bank and the outstanding obligations under the $24.5 million convertible note with FBC Holdings, which are both scheduled to mature March 31, 2018. As discussed above, it is possible that the net proceeds will not be sufficient to pay all of the above debts, liabilities and expenses or that there will be enough cash or working capital in the Company to fund its continuing operations. Accordingly, the Company may need to raise additional capital through debt or equity financings before, at or around the time of the closing of the Share Purchase, failing which the Company may not be able to continue to operate as a going concern.
Further, if the Share Purchase is not consummated, our directors, executive officers and other employees will have expended extensive time and effort and will have experienced significant distractions from their work during the period the transaction was pending and we will have incurred significant third party transaction costs, in each case, without any commensurate benefit, which may have a material and adverse effect on our common share price and results of operations.
The Share Purchase may not be completed or may be delayed if the conditions to the closing are not satisfied or waived.
The Share Purchase may not be completed or may be delayed because the conditions to the closing set forth in the Purchase Agreement, including approval of the transaction by our shareholders and the absence of a material adverse effect before the closing, may not be satisfied or waived. If the Share Purchase is not completed, we may have difficulty recouping the costs incurred in connection with negotiating the Share Purchase, our relationships with our customers, suppliers and employees may be damaged and our business may be harmed.
Purchaser may not obtain the Financing.
The Purchaser’s obligation to consummate and effect the transactions contemplated under the Purchase Agreement, including the Share Purchase, is conditioned, among others, on using its best efforts to arrange for the Financing. There is a risk that the Financing may not be available and the Share Purchase will not be completed.
If we fail to complete the Share Purchase, our business may be harmed.
As a result of our announcement of the Share Purchase, third parties may be unwilling to enter into material agreements with respect to Overland. New or existing customers and business partners of Overland may prefer to enter into agreements with our competitors who have not expressed an intention to sell their business because customers and business partners may perceive that such new relationships are likely to be more stable. If we fail to complete the Share Purchase, the failure to maintain existing business relationships or enter into new ones could adversely affect our business, results of operations and financial condition. If we fail to complete the Share Purchase, we will also retain and continue to operate Overland. The resultant potential for loss or disaffection of employees or customers could have a material, negative impact on the value of the shares of Overland.
Whether we complete the Share Purchase or not, we may not have sufficient working capital and may need to seek additional financing.
Whether we complete the Share Purchase or not, we may not have sufficient working capital to continue to operate the Company and as a result, may need to obtain financing to fund the working capital of the Company. If we fail to obtain any such required financing, we may incur difficulties in continuing to operate our business.

Our business may be harmed if the Share Purchase disrupts the operations of our business and prevents us from realizing intended benefits.
The Share Purchase may disrupt our business and prevent us from realizing intended benefits as a result of a number of obstacles, such as:

•	liquidity constraints;

•	loss of key employees;

•	failure to adjust or implement our business model;

•	additional expenditures required to facilitate the Share Purchase; and

•	the diversion of management’s attention from our day-to-day business.
Failure to complete the Share Purchase may cause the market price for the Company’s common shares to decline.
If our shareholders fail to approve the Share Purchase, or if the Share Purchase is not completed for any other reason, the market price of the Company’s common shares of the Company may decline due to various potential consequences, including:

•	we may not be able to sell the shares of Overland to another party on terms as favorable to us as the terms of the Purchase Agreement;

•	the failure to complete the Share Purchase may create substantial doubt as to our ability to effectively implement our current business strategies; and

•	our costs related to the Share Purchase, such as legal and accounting fees, must be paid even if the Share Purchase is not completed.
Following the completion of the Share Purchase, although we do not believe there is a reasonable likelihood of such an effect, we may fail to satisfy the continued listing standards of NASDAQ Capital Market and may have to delist our common shares.
Even though we currently satisfy the continued listing standards for The NASDAQ Capital Market and although we do not believe there is a reasonable likelihood of such an effect, following the completion of the Share Purchase, we may fail to satisfy the continued listing standards of The NASDAQ Capital Market. In the event that we are unable to satisfy the continued listing standards of the NASDAQ Capital Market, our common shares may be delisted from that market. Any delisting of our common shares from the NASDAQ Capital Market could adversely affect:

•	our ability to attract new investors;

•	decrease the liquidity of our outstanding common shares;

•	reduce our flexibility to raise additional capital;

•	reduce the price at which our common shares trade; and

•	increase the transaction costs inherent in trading such common shares with overall negative effects for our shareholders.
In addition, delisting of our common shares could deter broker-dealers from making a market in or otherwise seeking or generating interest in our common shares, and might deter certain institutions and persons from investing in our securities at all. For these reasons and others, delisting could adversely affect the price of our common shares and our business, financial condition and results of operations.

We will continue to incur the expenses of complying with public company reporting requirements following the closing.
After the Share Purchase, we will continue to be required to comply with the applicable reporting requirements of the Exchange Act and applicable Canadian securities laws even though compliance with such reporting requirements is economically burdensome.
If the Share Purchase is not completed, we may explore other potential transactions, but the alternatives may be less favorable to us and there can be no assurance that we will be able to complete an alternative transaction.
If the Share Purchase is not completed, we may explore other potential transactions, including a sale of the shares of Overland to another party on such terms as the Board may approve. The terms of an alternative transaction may be less favorable to us than the terms of the Share Purchase, and there can be no assurance that we will be able to reach agreement with or complete an alternative transaction with another party.
By completing the Share Purchase, we will no longer be engaged in the data protection and archive business.
Overland accounted for approximately 90% of our revenue from continuing operations for the fiscal year ended December 31, 2017. By selling all of the shares of Overland to Purchaser, we will be exiting the data protection and archive business. Upon completion of the Share Purchase, the Company will continue to sell its converged and hyper-converged infrastructure products and professional services under its HVE brand, as well as its proprietary virtualization and container software. The Company will focus its efforts on growing its business within the integrated systems marketplace and continue to offer its products through a global network of distributors and resellers, as well as direct to customers within certain key accounts.
Risks Related to our Business
Our Opus Bank debt facilities mature on the earlier of the maturity date in the 8% Senior Secured Convertible Debenture (“Convertible Note”), dated December 1, 2014, issued to FBC Holdings, or March 31, 2018, and our Convertible Note with FBC Holdings matures on March 31, 2018. If we are unable to refinance or amend our debt and credit facilities before their maturity date, we may be forced to liquidate assets and/or curtail or cease operations.
We have obtained external funding for our business through a credit agreement with Opus Bank. Pursuant to the terms of Amendment Number Seven, the debt facilities mature on the earliest of (a) the maturity date in the Convertible Note, (b) March 31, 2018 or (c) such earlier date upon which the obligations may be accelerated in accordance with terms of the credit agreement. We will need to raise additional funds and/or amend or refinance our credit facility in order to satisfy our obligations under our credit agreement with Opus Bank. In addition, upon the occurrence of certain events of default under our current credit facility, including failure to meet certain monthly revenue and EBITDA targets, our lender may elect to declare all amounts outstanding to be immediately due and payable and terminate all commitments to extend further credit. A default under the agreement could result in default and cross-acceleration under other indebtedness. In February 2018, the Company entered into a Purchase Agreement. If the transactions contemplated by the Purchase Agreement are consummated, the Company expects that the proceeds to be received by the Company would be sufficient to pay off its outstanding debt and credit facilities. The Company anticipates to hold a special shareholder meeting in April 2018 to seek shareholder approval for the Share Purchase and, subject to the receipt of requisite shareholder approval, anticipates the transaction will close shortly thereafter. There can be no guarantee that we will be able to raise additional funds or amend or refinance our debt and credit facilities on favorable terms or at all, nor can there be any guarantee that the Company’s shareholders will approve the Share Purchase.
If any of these events occurs or the Company is unable to generate sufficient cash from operations or financing sources, the Company may be forced to liquidate assets where possible and/or curtail, suspend or cease planned programs or operations generally or possibly seek bankruptcy protection, which would have a material adverse effect on the Company’s business, results of operations, financial position and liquidity.

Our cash and other sources of liquidity will not be sufficient to fund our operations beyond March 31, 2018. If we raise additional funding through sales of equity or equity-based securities, your shares will be diluted. If we need additional funding for operations and we are unable to raise it, we may be forced to liquidate assets and/or curtail or cease operations.
Management has projected that cash on hand will not be sufficient to allow the Company to continue operations beyond March 31, 2018 if the Company is unable to amend, refinance, or pay off its debt and credit facilities. In February 2018, the Company entered into a Purchase Agreement. If the transactions contemplated by the Purchase Agreement are consummated, the Company expects that the proceeds to be received by the Company would be sufficient to pay off its outstanding debt and credit facilities. The Company anticipates to hold a special shareholder meeting in April 2018 to seek shareholder approval for the Share Purchase and, subject to the receipt of requisite shareholder approval, anticipates the transaction will close shortly thereafter. There can be no guarantee that we will be able to raise additional funds or amend or refinance our debt and credit facilities on favorable terms or at all, nor can there be any guarantee that the Company’s shareholders will approve the Share Purchase. Significant changes from the Company’s current forecasts, including but not limited to: (i) failure to comply with the financial covenants in its credit facilities; (ii) shortfalls from projected sales levels; (iii) unexpected increases in product costs; (iv) increases in operating costs; (v) changes in the historical timing of collecting accounts receivable; and (vi) inability to maintain compliance with the requirements of the NASDAQ Capital Market and/or inability to maintain listing with the NASDAQ Capital Market could have a material adverse impact on the Company’s ability to access the level of funding necessary to continue its operations at current levels. If any of these events occurs or the Company is unable to generate sufficient cash from operations or financing sources, the Company may be forced to liquidate assets where possible and/or curtail, suspend or cease planned programs or operations generally or possibly seek bankruptcy protection, which would have a material adverse effect on the Company’s business, results of operations, financial position and liquidity.
If we raise additional funds by selling additional shares of our capital stock, or securities convertible into shares of our capital stock, the ownership interest of our existing shareholders will be diluted. The amount of dilution could be increased by the issuance of warrants or securities with other dilutive characteristics, such as anti-dilution clauses or price resets.
We urge you to review the additional information about our liquidity and capital resources in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of this report. If our business ceases to continue as a going concern due to lack of available capital or otherwise, it could have a material adverse effect on our business, results of operations, financial position, and liquidity.
We may not be successful in raising additional capital necessary to meet expected increases in working capital needs. If we need additional funding for operations and we are unable to raise it, we may not be able to continue our business operations.
We expect our working capital needs to increase in the future as we continue to expand and enhance our operations. Our ability to raise additional funds through equity or debt financings or other sources will depend on the financial success of our current business and successful implementation of our key strategic initiatives, financial, economic and market conditions and other factors, some of which are beyond our control. No assurance can be given that we will be successful in raising the required capital at reasonable cost and at the required times, or at all. Further equity financings may have a dilutive effect on shareholders and any debt financing, if available, may require restrictions to be placed on our future financing and operating activities. If we require additional capital and are unsuccessful in raising that capital, we may not be able to continue our business operations and advance our growth initiatives, which could adversely impact our business, financial condition and results of operations.
The terms of our March 2017 private placements may materially and adversely impact our ability to obtain additional financing in the future.
We are subject to certain restrictions and obligations in connection with our private placement of warrants that was consummated in March 2017 which may materially and adversely affect our ability to obtain additional financing in the future including participation rights whereby certain investors are entitled to purchase up to 50% in the aggregate of the securities sold in any subsequent issuance for 15 months following the closing of the private placement.

We have in the past failed to comply with financial covenants and other provisions in certain of our loan documents, which has resulted in defaults under certain of our loan documents, and we could be deemed to be in default under other indebtedness and agreements. These and similar defaults in the future could adversely affect our financial condition and our ability to meet our payment obligations on our indebtedness.
We have in the past defaulted under financial and other covenants under our Opus Bank credit agreement and under our previous loan documents, which have been waived by our lenders. In the past, these defaults generally have related to maintenance of required minimum asset coverage ratios. Upon the occurrence of certain events of default under our current credit facility, including failure to meet certain trailing twelve-month revenue and EBITDA targets, our lender may elect to declare all amounts outstanding to be immediately due and payable and terminate all commitments to extend further credit. While our ongoing defaults have been waived, our lender may not in the future waive such defaults. In addition, as a result of such defaults, we could be deemed to be in default under other of our indebtedness and agreements.
In the event of the acceleration of our indebtedness or if we are unable to otherwise maintain compliance with covenants set forth in these arrangements, including our Opus Bank credit agreement and Convertible Note or if these arrangements are otherwise terminated for any reason, management may be forced to make further reductions in spending, extend payment terms with suppliers, liquidate assets where possible and/or curtail, suspend or cease planned programs or operations generally or possibly seek bankruptcy protection, which would have a material adverse effect on our business, results of operations, financial position and liquidity.
We have granted security interests over certain of our assets in connection with various debt arrangements.
We have granted security interests over certain of our assets in connection with our credit facility and other indebtedness, and we may grant additional security interests to secure future borrowings. If we are unable to satisfy our obligations under these arrangements, we could be forced to sell certain assets that secure these loans, which could have a material adverse effect on our ability to operate our business. In the event we are unable to maintain compliance with covenants set forth in these arrangements or if these arrangements are otherwise terminated for any reason, it could have a material adverse effect on our ability to access the level of funding necessary to continue operations at current levels. If any of these events occur, management may be forced to make reductions in spending, extend payment terms with suppliers, liquidate assets where possible, and/or suspend or curtail planned programs. Any of these actions could materially harm our business, results of operations and future prospects.
We face a selling cycle of variable length to secure new purchase agreements for our products and services, and design wins may not result in purchase orders or new customer relationships.
We face a selling cycle of variable lengths to secure new purchase agreements. Even if we succeed in developing a relationship with a potential new customer and/or obtaining design wins, we may not be successful in securing new sales for our products or services, or new customers. In addition, we cannot accurately predict the timing of entering into purchase agreements with new customers due to the complex purchase decision processes of some large institutional customers, such as healthcare providers or school districts, which often involve high-level management or board approvals. Consequently, we have only a limited ability to predict the timing of specific new customer relationships.
We have a limited operating history and a history of net losses. We may not achieve or maintain profitability.
Sphere 3D has only recently moved from being a development stage company to commercial operations. As such, we have a limited operating history and limited non-recurring revenues derived from operations. Significant expenditures have been focused on research and development to create the Glassware 2.0™ (“Glassware”) product offering. Sphere 3D’s near-term focus has been in actively developing reference accounts and building sales, marketing and support capabilities. Overland, which we acquired in December 2014, also has a history of net losses since fiscal 2006. We expect to continue to incur net losses and we may not achieve or maintain profitability. We may see continued losses during 2018 and as a result of these and other factors, we may not be able to achieve, sustain or increase profitability in the near future.

Even after the Overland acquisition, Sphere 3D is subject to many risks common to early-stage enterprises, including under-capitalization, cash shortages, limitations with respect to personnel, financial, and other resources, technology, and market acceptance issues. There is no assurance that we will be successful in achieving a return on shareholders’ investment and the likelihood of success must be considered considering our stage of operations.
Our plans for growth will place significant demands upon our resources. If we are unsuccessful in achieving our plan for growth, our business could be harmed.
We are actively pursuing a plan to market our products domestically and internationally, with our principal international market being Europe. The plan will place significant demands upon managerial, financial, and human resources. Our ability to manage future growth will depend in large part upon several factors, including our ability to rapidly:

•	build or leverage, as applicable, a network of channel partners to create an expanding presence in the evolving marketplace for our products and services;

•	build or leverage, as applicable, a sales team to keep end-users and channel partners informed regarding the technical features, issues and key selling points of our products and services;

•	attract and retain qualified technical personnel in order to continue to develop reliable and flexible products and provide services that respond to evolving customer needs;

•	develop support capacity for end-users as sales increase, so that we can provide post-sales support without diverting resources from product development efforts; and

•
expand our internal management and financial controls significantly, so that we can maintain control over our operations and provide support to other functional areas as the number of personnel and size increases.

Our inability to achieve any of these objectives could harm our business, financial condition and results of operations.
Our market is competitive and dynamic. New competing products and services could be introduced at any time that could result in reduced profit margins and loss of market share.
The technology industry is very dynamic, with new technology and services being introduced by a range of players, from larger established companies to start-ups, on a frequent basis. Our competitors may announce new products, services, or enhancements that better meet the needs of end-users or changing industry standards. Further, new competitors or alliances among competitors could emerge. Increased competition may cause price reductions, reduced gross margins and loss of market share, any of which could have a material adverse effect on our business, financial condition and results of operations.
Furthermore, the worldwide storage market is intensely competitive. A number of manufacturers of tape-based and disk-based storage solutions compete for a limited number of customers. Barriers to entry are relatively low in these markets, and some of our competitors in this market have substantially greater financial and other resources, larger research and development staffs, and more experience and capabilities in manufacturing, marketing and distributing products. Ongoing pricing pressure could result in significant price erosion, reduced profit margins and loss of market share, any of which could have a material adverse effect on our business, results of operations, financial position and liquidity.

Our success depends on our ability to anticipate technological changes and develop new and enhanced products.
The markets for our products are characterized by rapidly changing technology, evolving industry standards and increasingly sophisticated customer requirements. The introduction of products embodying new technology and the emergence of new industry standards can negatively impact the marketability of our existing products and can exert price pressures on existing products. It is critical to our success that we are able to anticipate and react quickly to changes in technology or in industry standards and to successfully develop, introduce, manufacture and achieve market acceptance of new, enhanced and competitive products on a timely basis and cost-effective basis. We invest substantial resources towards continued innovation; however, there can be no assurance that we will successfully develop new products or enhance and improve our existing products, that new products and enhanced and improved existing products will achieve market acceptance or that the introduction of new products or enhanced existing products by others will not negatively impact us. Our inability to develop products that are competitive in technology and price and that meet end-user needs could have a material adverse effect on our business, financial condition or results of operations.
Development schedules for technology products are inherently uncertain. We may not meet our product development schedules, and development costs could exceed budgeted amounts. Our business, results of operations, financial position and liquidity may be materially and adversely affected if the products or product enhancements that we develop are delayed or not delivered due to developmental problems, quality issues or component shortage problems, or if our products or product enhancements do not achieve market acceptance or are unreliable. We or our competitors will continue to introduce products embodying new technologies, such as new sequential or random access mass storage devices. In addition, new industry standards may emerge. Such events could render our existing products obsolete or not marketable, which would have a material adverse effect on our business, results of operations, financial position and liquidity.
Our business is dependent on the continued market acceptance and usage of disk and tape-based solutions. The impact of recent storage technology trends on our business is uncertain.
The industry in which we operate has experienced significant historical growth due to the continuing increase in the demand for storage by consumers, enterprises and government bodies around the world. While information technology spending has fluctuated periodically due to technology transitions and changing economic and business environments, overall growth in demand for storage has continued. Recent technology trends, such as the emergence of hosted storage, software as a service and mobile data access are driving significant changes in storage architectures and solution requirements. The impact of these trends on overall long-term growth patterns is uncertain. Nevertheless, if the general level of historic industry growth, or if the growth of the specific markets in which we compete, were to decline, our business and results of operations could suffer.
As a result of the acquisition of Overland, we expect to continue to derive a portion of our revenue from products that use magnetic tape drives for backup and recovery of digital data. Our tape-based storage solutions now compete directly with other storage technologies, such as hard disk drives, and may face competition in the future from other emerging technologies. The prices of hard disk drives continue to decrease as their capacity and performance increase. We expect our tape-based products to face increased competition from these alternative technologies and come under increasing pricing pressure. If our strategy to compete in disk-based markets does not succeed, it could have a material adverse effect on our business, results of operations, financial position and liquidity.
Our management team continually reviews and evaluates our product portfolio, operating structure, and markets to assess the future viability of our existing products and market positions. We may determine that the infrastructure and expenses necessary to sustain an existing product offering are greater than the potential contribution margin that we would realize. As a result, we may determine that it is in our best interest to exit or divest one or more existing product offerings, which could result in costs incurred for exit or disposal activities and/or impairments of long-lived assets. Moreover, if we do not identify other opportunities to replace discontinued products or operations, our revenues would decline, which could lead to further net losses and adversely impact the market price of our common shares.

In addition, we could incur charges for excess and obsolete inventory. The value of our inventory may be adversely affected by factors that affect our ability to sell the products in our inventory. Such factors include changes in technology, introductions of new products by us or our competitors, the current or future economic downturns, or other actions by our competitors. If we do not effectively forecast and manage our inventory, we may need to write off inventory as excess or obsolete, which adversely affects cost of sales and gross profit. Our business has previously experienced, and we may in the future experience, reductions in sales of older generation products as customers delay or defer purchases in anticipation of new products that we or our competitors may introduce. We have established reserves for slow moving or obsolete inventory. These reserves, however, may prove to be inadequate, which would result in additional charges for excess or obsolete inventory.
Our products may contain defects in components or design, and our warranty reserves may not adequately cover our warranty obligations for these products.
Although we employ a vigorous testing and quality assurance program, our products may contain defects or errors, particularly when first introduced or as new versions are released. We may not discover such defects or errors until after a solution has been released to a customer and used by the customer and end-users. Defects and errors in our products could materially and adversely affect our reputation, result in significant costs, delay planned release dates and impair our ability to sell our products in the future. The costs incurred in correcting any solution defects or errors may be substantial and could adversely affect our operating margins. While we plan to continually test our products for defects and errors and work with end-users through our post-sales support services to identify and correct defects and errors, defects or errors in our products may be found in the future.
We have also established reserves for the estimated liability associated with product warranties. However, we could experience unforeseen circumstances where these or future reserves may not adequately cover our warranty obligations. For example, the failure or inadequate performance of product components that we purchase could increase our warranty obligations beyond these reserves.
The failure to attract, hire, retain and motivate key personnel could have a significant adverse impact on our operations.
Our success depends on the retention and maintenance of key personnel, including members of senior management and our technical, sales and marketing teams. Achieving this objective may be difficult due to many factors, including competition for such highly skilled personnel; fluctuations in global economic and industry conditions; changes in our management or leadership; competitors’ hiring practices; and the effectiveness of our compensation programs. The loss of any of these key persons could have a material adverse effect on our business, financial condition or results of operations. Additionally, prior to our acquisition of Overland, Overland experienced a prolonged period of operating losses and declines in its cash position, which affected Overland’s employee morale and retention and may continue to affect the morale and retention of our employees. Our success is also dependent on our continuing ability to identify, hire, train, motivate and retain highly qualified management, technical, sales and marketing personnel. Any such new hire may require a significant transition period prior to making a meaningful contribution. Competition for qualified employees is particularly intense in the technology industry, and we have in the past experienced difficulty recruiting qualified employees. Our failure to attract and to retain the necessary qualified personnel could seriously harm our operating results and financial condition. Competition for such personnel can be intense, and no assurance can be provided that we will be able to attract or retain highly qualified technical and managerial personnel in the future, which may have a material adverse effect on our future growth and profitability. We do not have key man insurance.

Our financial results may fluctuate substantially for many reasons, and past results should not be relied on as indications of future performance.
Our revenues and operating results may fluctuate from quarter to quarter and from year to year due to a combination of factors, including, but not limited to:

•	varying size, timing and contractual terms of orders for our products, which may delay the recognition of revenue;

•
competitive conditions in the industry, including strategic initiatives by us or our competitors, new products or services, product or service announcements and changes in pricing policy by us or our competitors;

•	market acceptance of our products and services;

•	our ability to maintain existing relationships and to create new relationships with channel partners;

•	the discretionary nature of purchase and budget cycles of our customers and end-users;

•	the length and variability of the sales cycles for our products;

•
general weakening of the economy resulting in a decrease in the overall demand for our products and services or otherwise affecting the capital investment levels of businesses with respect to our products or services;

•	timing of product development and new product initiatives.

•	changes in customer mix;

•	increases in the cost of, or limitations on, the availability of materials;

•	fluctuations in average selling prices;

•	changes in product mix;

•	increases in costs and expenses associated with the introduction of new products; and

•	currency exchange fluctuations.
Further, the markets that we serve are volatile and subject to market shifts that we may be unable to anticipate. A slowdown in the demand for workstations, mid-range computer systems, networks and servers could have a significant adverse effect on the demand for our products in any given period. In the past, we have experienced delays in the receipt of purchase orders and, on occasion, anticipated purchase orders have been rescheduled or have not materialized due to changes in customer requirements. Our customers may cancel or delay purchase orders for a variety of reasons, including, but not limited to, the rescheduling of new product introductions, changes in our customers’ inventory practices or forecasted demand, general economic conditions affecting our customers’ markets, changes in our pricing or the pricing of our competitors, new product announcements by us or others, quality or reliability problems related to our products, or selection of competitive products as alternate sources of supply. In particular, our ability to forecast sales to distributors, VARs and DMRs is especially limited because these customers typically provide us with relatively short order lead times or are permitted to change orders on short notice.
Thus, there can be no assurance that we will be able to reach profitability on a quarterly or annual basis. We believe that our revenue and operating results will continue to fluctuate, and that period-to-period comparisons are not necessarily indications of future performance. Our revenue and operating results may fail to meet the expectations of public market analysts or investors, which could have a material adverse effect on the price of our common shares. In addition, portions of our expenses are fixed and difficult to reduce if our revenues do not meet our expectations. These fixed expenses magnify the adverse effect of any revenue shortfall.
Our plans for implementing our business strategy and achieving profitability are based upon the experience, judgment and assumptions of our key management personnel, and available information concerning the communications and technology industries. If management’s assumptions prove to be incorrect, it could have a material adverse effect on our business, financial condition or results of operations.

We are subject to exchange rate risk in connection with our international operations.
A substantial portion of our revenue is earned in U.S. dollars and Euros. Fluctuations in the exchange rate between the U.S. dollar and other currencies, may have a material adverse effect on our business, financial condition and operating results. Further, our sales in international markets are denominated in U.S. dollars as well as local currency. Our wholly-owned subsidiaries in Canada, Europe and Asia incur costs that are denominated in local currencies. As exchange rates vary, these results when translated into U.S. dollars may vary from expectations and adversely impact overall expected results. A weaker U.S. dollar would result in an increase to revenue and expenses upon consolidation, and a stronger U.S. dollar would result in a decrease to revenue and expenses upon consolidation. There can be no assurances that we will prove successful in our effort to manage currency risk, which may adversely impact our operating results.
We rely on indirect sales channels to market and sell our branded products. Therefore, the loss of, or deterioration in, our relationship with one or more of our distributors or resellers could negatively affect our operating results.
We have relationships with third party resellers, OEMs, system integrators and enterprise application providers that facilitate our ability to sell and implement our products. These business relationships are important to extend the geographic reach and customer penetration of our sales force and ensure that our products are compatible with customer network infrastructures and with third party products. Further, we sell all of our Overland branded products through our network of distributors, VARs, and DMRs, who in turn sell our products to end users.
We believe that our success depends, in part, on our ability to develop and maintain strategic relationships with resellers, independent software vendors, OEMs, system integrators, and enterprise application providers. Should any of these third parties go out of business, or choose not to work with us, we may be forced to increase the development of those capabilities internally, incurring significant expense and adversely affecting operating margins. Any of these third parties may develop relationships with other companies, including those that develop and sell products that compete with ours. We could lose sales opportunities if we fail to work effectively with these parties or they choose not to work with us. Most of our distributors and resellers also carry competing product lines that they may promote over our products. A distributor or reseller might not continue to purchase our products or market them effectively, and each determines the type and amount of our products that it will purchase from us and the pricing of the products that it sells to end user customers. Further, the long-term success of any of our distributors or resellers is difficult to predict, and we have no purchase commitments or long-term orders from any of them to assure us of any baseline sales through these channels.
Therefore, the loss of, or deterioration in, our relationship with one or more of our distributors or resellers could negatively affect our operating results. Our operating results could also be adversely affected by a number of factors, including, but not limited to:

•	a change in competitive strategy that adversely affects a distributor’s or reseller’s willingness or ability to stock and distribute our products;

•	the reduction, delay or cancellation of orders or the return of a significant amount of our products;

•	the loss of one or more of our distributors or resellers; and

•	any financial difficulties of our distributors or resellers that result in their inability to pay amounts owed to us.

If our suppliers fail to meet our manufacturing needs, it would delay our production and our product shipments to customers and this could negatively affect our operations.
Some of our products have a large number of components and subassemblies produced by outside suppliers. We depend greatly on these suppliers for items that are essential to the manufacture of our products, including tape drives and printed circuit boards. We work closely with our regional, national and international suppliers, which are carefully selected based on their ability to provide quality parts and components that meet both our technical specifications and volume requirements. For certain items, we qualify only a single source, which magnifies the risk of shortages and decreases our ability to negotiate with that supplier on the basis of price. From time to time, we have in the past been unable to obtain as many drives as have needed due to drive shortages or quality issues from certain of our suppliers. If these suppliers fail to meet our manufacturing needs, it would delay our production and our product shipments to customers and negatively affect our operations.
Our international operations are important to our business and involve unique risks related to financial, political, and economic conditions.
We expect sales to customers outside of the U.S. to continue to represent a significant portion of our total sales in the future and we may be subject to additional risks associated with doing business in foreign countries. Our future results could be materially adversely affected by a variety of political, economic or other factors relating to our operations outside the U.S., any or all of which could have a material adverse effect on our operating results and financial condition. In addition to the language barriers, different presentations of financial information, different business practices, and other cultural differences and barriers, ongoing business risks may result from the international political situation, uncertain legal systems and applications of law, prejudice against foreigners, corrupt practices, uncertain economic policies and potential political and economic instability. In doing business in foreign countries we may also be subject to such risks, including, but not limited to, the following:

•	cultural and language differences;

•	increased costs of doing business in countries with limited infrastructure;

•	possible difficulties in collecting accounts receivable;

•	corporate and personal liability for violations of local laws;

•	the imposition of governmental controls mandating compliance with various foreign and U.S. export laws;

•	currency exchange fluctuations;

•	weak economic conditions in foreign markets;

•	political or social unrest;

•	economic instability or weakness in a specific country or region;

•	environmental and trade protection measures and other legal and regulatory requirements;

•	health or similar issues, such as pandemic or epidemic or natural disasters;

•	trade restrictions, tariffs and taxes;

•	expropriation;

•	longer payment cycles typically associated with international sales; and

•	difficulties in staffing and managing international operations.

We also may face competition from local companies which have longer operating histories, greater name recognition, and broader customer relationships and industry alliances in their local markets, and it may be difficult to operate profitably in some markets as a result of such competition. Furthermore, we may be unable to comply with changes in foreign laws, rules and regulations applicable to us in the future, which could have a material adverse effect on our business, results of operations, financial position and liquidity.
We are subject to laws, regulations and similar requirements, changes to which may adversely affect our business and operations.
We are subject to laws, regulations and similar requirements that affect our business and operations, including, but not limited to, the areas of commerce, intellectual property, income and other taxes, labor, environmental, health and safety, and our compliance in these areas may be costly. While we have implemented policies and procedures to comply with laws and regulations, there can be no assurance that our employees, contractors, suppliers or agents will not violate such laws and regulations or our policies. Any such violation or alleged violation could materially and adversely affect our business. Any changes or potential changes to laws, regulations or similar requirements, or our ability to respond to these changes, may significantly increase our costs to maintain compliance or result in our decision to limit our business or products, which could materially harm our business, results of operations and future prospects.
The Dodd-Frank Wall Street Reform and Consumer Protection Act includes provisions regarding certain minerals and metals, known as conflict minerals, mined from the Democratic Republic of Congo and adjoining countries. These provisions require companies to undertake due diligence procedures and report on the use of conflict minerals in its products, including products manufactured by third parties. Compliance with these provisions will cause us to incur costs to certify that our supply chain is conflict free and we may face difficulties if our suppliers are unwilling or unable to verify the source of their materials. Our ability to source these minerals and metals may also be adversely impacted. In addition, our customers may require that we provide them with a certification and our inability to do so may disqualify us as a supplier.
Furthermore, future changes to U.S. tax laws could materially adversely affect Sphere 3D. Under current law, Sphere 3D is expected to be treated as a foreign corporation for U.S. federal income tax purposes. However, changes to the rules in Section 7874 of the Code or the Treasury regulations promulgated thereunder or other guidance issued by the Treasury or the Internal Revenue Service (“IRS”) could adversely affect Sphere 3D’s status as a foreign corporation for U.S. federal income tax purposes, and any such changes could have prospective or retroactive application. On May 20, 2014, Senator Carl Levin and Representative Sander M. Levin introduced the Stop Corporate Inversions Act of 2014 (the “Inversion Bill”) in the Senate and the House of Representatives, respectively. Similar legislation was introduced by Senator Dick Durbin and Representative Sander M. Levin on January 20, 2015 and July 26, 2017. In its current form, the Inversion Bill would treat Sphere 3D as a U.S. corporation if the management and control of the expanded affiliated group which includes Sphere 3D occurs, directly or indirectly, primarily within the U.S. and the expanded affiliated group has significant U.S. business activities. If enacted, the Inversion Bill would apply to taxable years ending after May 8, 2014. Because certain members of Sphere 3D’s senior management team reside in the U.S., and are expected to continue to reside in the U.S., Sphere 3D could be treated as a U.S. corporation if the Inversion Bill becomes law.
We have made a number of acquisitions in the past and we may make acquisitions in the future. Our ability to identify complementary assets, products or businesses for acquisition and successfully integrate them could affect our business, financial condition and operating results.
In the future, we may continue to pursue acquisitions of assets, products or businesses that we believe are complementary to our existing business and/or to enhance our market position or expand our product portfolio. There is a risk that we will not be able to identify suitable acquisition candidates available for sale at reasonable prices, complete any acquisition, or successfully integrate any acquired product or business into our operations. We are likely to face competition for acquisition candidates from other parties including those that have substantially greater available resources. Acquisitions may involve a number of other risks, including:

•	diversion of management’s attention;

•	disruption to our ongoing business;

•	failure to retain key acquired personnel;

•	difficulties in integrating acquired operations, technologies, products or personnel;

•	unanticipated expenses, events or circumstances;

•	assumption of disclosed and undisclosed liabilities; and

•	inappropriate valuation of the acquired in-process research and development, or the entire acquired business.
If we do not successfully address these risks or any other problems encountered in connection with an acquisition, the acquisition could have a material adverse effect on our business, results of operations and financial condition. Problems with an acquired business could have a material adverse effect on our performance or our business as a whole. In addition, if we proceed with an acquisition, our available cash may be used to complete the transaction, diminishing our liquidity and capital resources, or shares may be issued which could cause significant dilution to existing shareholders.
We are implementing cost reduction efforts. We may need to implement additional cost reduction efforts, which could materially harm our business.
Since our acquisition of the Overland business, we have been implementing certain cost reduction efforts, which we intend to continue. There can be no assurance that these cost reduction efforts will be successful. As a result, we may need to implement further cost reduction efforts across our operations, such as further reductions in the cost of our workforce and/or suspending or curtailing planned programs, either of which could materially harm our business, results of operations and future prospects.
Risks Related to Intellectual Property
Our ability to compete depends in part on our ability to protect our intellectual property rights.
Our success depends in part on our ability to protect our rights in our intellectual property. We rely on various intellectual property protections, including copyright, trade-mark and trade secret laws and contractual provisions, to preserve our intellectual property rights. We have filed a number of patent applications and have historically protected our intellectual property through trade secrets and copyrights. As our technology is evolving and rapidly changing, current intellectual property rights may not adequately protect us.
Intellectual property rights may not prevent competitors from developing products that are substantially equivalent or superior to our products. Competitors may independently develop similar products, duplicate our products or, if patents are issued to us, design around these patents. To the extent that we have or obtain patents, such patents may not afford meaningful protection for our technology and products. Others may challenge our patents and, as a result, our patents could be narrowed, invalidated or declared unenforceable. The patents that are material to our business began expiring in November 2015. In addition, our current or future patent applications may not result in the issuance of patents in the U.S. or foreign countries.
Although we believe we have a proprietary platform for our technologies and products, we may in the future become subject to claims for infringement of intellectual property rights owned by others. Further, to protect our own intellectual property rights, we may in the future bring claims for infringement against others.
Our commercial success depends, in part, upon not infringing intellectual property rights owned by others. Although we believe that we have a proprietary platform for our technologies and products, we cannot determine with certainty whether any existing third party patents or the issuance of any third party patents would require us to alter our technology, obtain licenses or cease certain activities. We may become subject to claims by third parties that our technology infringes their intellectual property rights. While we provide our customers with a qualified indemnity against the infringement of third party intellectual property rights, we may become subject to these claims either directly or through indemnities against these claims that we routinely provide to our end-users and channel partners.

Further, our customers may use our products in ways that may infringe the intellectual property rights or third parties and/or require a license from third parties.  Although our customers are contractually obligated to use our products only in a manner that does not infringe third party intellectual property rights, we cannot guarantee that such third parties will not seek remedies against us for providing products that may enable our customers to infringe the intellectual property rights of others.
In addition, we may receive in the future, claims from third parties asserting infringement, claims based on indemnities provided by us, and other related claims. Litigation may be necessary to determine the scope, enforceability and validity of third party proprietary or other rights, or to establish our proprietary or other rights. Furthermore, despite precautions, it may be possible for third parties to obtain and use our intellectual property without our authorization. Policing unauthorized use of intellectual property is difficult, and some foreign laws do not protect proprietary rights to the same extent as the laws of Canada or the U.S. To protect our intellectual property, we may become involved in litigation. In addition, other companies may initiate similar proceedings against us. The patent position of information technology firms is highly uncertain, involves complex legal and factual questions, and continues to be the subject of much litigation. No consistent policy has emerged from the U.S. Patent and Trademark Office or the courts regarding the breadth of claims allowed or the degree of protection afforded under information technology patents.
Some of our competitors have, or are affiliated with companies having, substantially greater resources than us and these competitors may be able to sustain the costs of complex intellectual property litigation to a greater degree and for a longer period of time than us. Regardless of their merit, any such claims could:

•
divert the attention of our management, cause significant delays, materially disrupt the conduct of our business or materially adversely affect our revenue, financial condition and results of operations;

•	be time consuming to evaluate and defend;

•	result in costly litigation and substantial expenses;

•	cause product shipment delays or stoppages;

•	subject us to significant liabilities;

•	require us to enter into costly royalty or licensing agreements;

•	require us to modify or stop using the infringing technology; or

•	result in costs or other consequences that have a material adverse effect on our business, results of operations and financial condition.
Risks Related to Our Public Company Status and Our Common Shares
If our common shares are delisted from the NASDAQ Capital Market, our business, financial condition, results of operations and share price could be adversely affected, and the liquidity of our common shares and our ability to obtain financing could be impaired.
We have in the past and may in the future fail to comply with the minimum $1.00 per share closing bid price requirement for continued listing on the NASDAQ Capital Market. After receiving notice of non-compliance from NASDAQ in August 2016, we regained compliance with this requirement in July 2017 by effecting a 1-for-25 reverse stock split on July 11, 2017.
Maintaining the listing of our common shares on the NASDAQ Capital Market requires that we comply with the closing bid price requirement, amongst other certain listing requirements. If our common shares cease to be listed for trading on NASDAQ for any reason, it may harm our share price, increase the volatility of our share price, decrease the level of trading activity and make it more difficult for investors to buy or sell shares of our common shares. Our failure to maintain a listing on NASDAQ may constitute an event of default under our outstanding indebtedness as well as any future indebtedness, which would accelerate the maturity date of such debt or trigger other obligations. In addition, certain institutional investors that are not permitted to own securities of non-listed companies may be required to sell their shares, which would adversely affect the trading price of our common shares. If we are not listed on NASDAQ, we will be limited in our ability to raise additional capital we may need.

Future sales of our securities under certain circumstances may trigger price-protection provisions in outstanding warrants, which would dilute your investment and could result in a decline in the trading price of our common shares.
In connection with our registered direct offering in December 2015, we issued a warrant exercisable to purchase up to 60,000 common shares that contains certain price protection provisions. If we, at any time while these warrants are outstanding, effect certain variable rate transactions and the issue price, conversion price or exercise price per share applicable thereto is less than the exercise price then in effect for the warrants, then the exercise price of the warrants will be reduced to equal such price. In addition, in connection with our private placement offering in March 2017, we issued warrants that contain certain price protection provisions. If at any time while the warrants are outstanding, we sell or grant options to purchase, reprice or otherwise issue any common shares or securities convertible into common shares at a price less than $7.50, then the exercise price for the warrants will be reduced to such price, provided that the exercise price will not be lower than $0.10, and the number of common shares issuable under the warrants will be increased such that, after taking into account the decrease in the exercise price, the aggregate exercise price under the warrants will remain the same. The Company’s reverse share consolidation, which became effective on July 11, 2017, did not adjust the minimum exercise price of the warrants. Additionally, in connection with our private placement offering in August 2017, we issued warrants that also contain certain price protection provisions. Until December 31, 2017, if the Company sells or grants options to purchase, reprice or otherwise issue any common shares or securities convertible into common shares at a price less than $5.00, subject to certain exempted issuances, then the exercise price for these warrants will be adjusted to a price that is equal to 105% of such lower price. The triggering of these price protection provisions, together with the exercise of these warrants, could cause additional dilution to our shareholders.
If we fail to maintain compliance with the terms of certain registration rights agreements, we may have to pay liquidated damages to our investors, which will increase our negative cash flows.
Under the terms of our registration rights agreements entered into with certain investors in connection with private placements of our securities in March 2017 and August 2017, if we fail to comply with certain provisions set forth in these agreements, including covenants requiring that we maintain the effectiveness of the registration statements registering these securities, then we will be required to pay liquidated damages to our investors. There can be no assurance that the registration statements will remain effective for the time periods necessary to avoid payment of liquidated damages. If we are required to pay our investors liquidated damages, this could materially harm our business and future prospects.
The market price of our common shares is volatile.
The market price for common shares may be volatile and subject to wide fluctuations in response to numerous factors, many of which are beyond our control, including the following:

•	price and volume fluctuations in the overall stock market from time to time;

•	volatility in the market prices and trading volumes of technology stocks;

•	changes in operating performance and stock market valuations of other technology companies generally, or those in our industry in particular;

•	future capital raising activities;

•	sales of common shares by holders thereof or by us;

•
failure of securities analysts to maintain coverage of Sphere 3D, changes in financial estimates by securities analysts who follow Sphere 3D, or our failure to meet these estimates or the expectations of investors;

•	the financial projections we may provide to the public, any changes in those projections or our failure to meet those projections;

•	market acceptance of our products and technologies;

•	announcements by us or our competitors of new products or services;

•	the public’s reaction to our press releases, other public announcements and filings with the SEC and the applicable Canadian securities regulatory authorities;

•	rumors and market speculation involving us or other companies in our industry;

•	actual or anticipated changes in our operating results or fluctuations in our operating results;

•	actual or anticipated developments in our business, our competitors’ businesses or the competitive landscape generally;

•	litigation involving us, our industry or both, or investigations by regulators into our operations or those of our competitors;

•	developments or disputes concerning our intellectual property or other proprietary rights;

•	announced or completed acquisitions of businesses or technologies by us or our competitors;

•	new laws or regulations or new interpretations of existing laws or regulations applicable to us and our business;

•	changes in accounting standards, policies, guidelines, interpretations or principles;

•	any significant change in our executive officers and other key personnel or Board of Directors;

•	general economic conditions and slow or negative growth of our markets;

•	release of transfer restrictions on certain outstanding common shares;

•	news reports relating to trends, concerns or competitive developments, regulatory changes and other related issues in our industry or target markets.
Financial markets may experience price and volume fluctuations that affect the market prices of equity securities of companies and that are unrelated to the operating performance, underlying asset values or prospects of such companies. Accordingly, the market price of the common shares may decline even if our operating results, underlying asset values or prospects have not changed. As well, certain institutional investors may base their investment decisions on consideration of our governance and social practices and performance against such institutions’ respective investment guidelines and criteria, and failure to meet such criteria may result in a limited or no investment in our common shares by those institutions, which could adversely affect the trading price of our common shares. There can be no assurance that fluctuations in price and volume will not occur due to these and other factors.
In the past, plaintiffs have often initiated securities class action litigation against a company following periods of volatility in the market price of its securities. We may in the future be a target of similar litigation. Securities litigation could result in substantial costs and liabilities and could divert management’s attention from day-to-day operations and consume resources, such as cash. In addition, the resolution of those matters may require us to issue additional common shares, which could potentially result in dilution to our existing shareholders. Expenses incurred in connection with these matters (which include fees of lawyers and other professional advisors and potential obligations to indemnify officers and directors who may be parties to such actions) could adversely affect our cash position. See Item 18 “Financial Statements”, Note 14 “Commitments and Contingencies”.
We must comply with the financial reporting requirements of a public company, as well as other requirements associated with being listed on NASDAQ.
Sphere 3D is subject to reporting and other obligations under applicable Canadian securities laws, SEC rules and the rules of the NASDAQ Capital Market. These reporting and other obligations, including National Instrument 52-102 - Continuous Disclosure Obligations and National Instrument 52-109 - Certification of Disclosure in Issuers’ Annual and Interim Filings, place significant demands on our management, administrative, operational and accounting resources. Moreover, any failure to maintain effective internal controls could cause us to fail to meet our reporting obligations or result in material misstatements in our consolidated financial statements. If we cannot provide reliable financial reports or prevent fraud, our reputation and operating results could be materially harmed, which could also cause investors to lose confidence in our reported financial information, which could result in a lower trading price of our common shares.

Management does not expect that our disclosure controls and procedures and internal controls over financial reporting will prevent all errors and all fraud. A control system, no matter how well designed and implemented, can provide only reasonable, not absolute, assurance that its objectives will be met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Due to the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues within a company are detected. The inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple errors or mistakes. Controls can also be circumvented by individual acts of some persons, by collusion of two or more people or by management override of the controls. Due to the inherent limitations in a cost-effective control system, misstatements due to error, or fraud may occur and not be detected.
Sphere 3D is an “emerging growth company” as defined in the Jumpstart Our Business Startups (“JOBS”) Act, enacted on April 5, 2012, and Sphere 3D will continue to qualify as an “emerging growth company” until the earliest to occur of: (a) the last day of the fiscal year during which Sphere 3D has total annual gross revenues of $1.0 billion or more; (b) the last day of the fiscal year of Sphere 3D following the fifth anniversary of the date of the first sale of common equity securities of Sphere 3D pursuant to an effective registration statement under the Securities Act; (c) the date on which Sphere 3D has, during the previous three-year period, issued more than $1.0 billion in nonconvertible debt; or (d) the date on which Sphere 3D is deemed to be a ‘large accelerated filer’.
For so long as Sphere 3D continues to qualify as an emerging growth company, it will be exempt from the requirement to include an auditor attestation report relating to internal control over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act (“SOA”) in its annual reports filed under the Exchange Act, even if it does not qualify as a “smaller reporting company”. In addition, section 103(a)(3) of the SOA has been amended by the JOBS Act to provide that, among other things, auditors of an emerging growth company are exempt from any rules of the Public Company Accounting Oversight Board requiring mandatory audit firm rotation or a supplement to the auditor’s report in which the auditor would be required to provide additional information about the audit and the financial statements of the registrant (auditor discussion and analysis).
Sphere 3D is and will remain through December 31, 2018, an “emerging growth company” within the meaning under the JOBS Act, and until Sphere 3D ceases to be an emerging growth company Sphere 3D may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies, including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the SOA. Investors may find our common shares less attractive because Sphere 3D relies on these exemptions. If some investors find our common shares less attractive as a result, there may be a less active trading market for our common shares and our share price may be more volatile.
We may be treated as a Passive Foreign Investment Company.
There is also an ongoing risk that Sphere 3D may be treated as a Passive Foreign Investment Company, or PFIC, for U.S. federal income tax purposes. A non-U.S. corporation generally will be considered to be a PFIC for any taxable year in which 75% or more of its gross income is passive income, or 50% or more of the average value of its assets are considered “passive assets” (generally, assets that generate passive income). This determination is highly factual, and will depend upon, among other things, Sphere 3D’s market valuation and future financial performance. Sphere 3D believes that it was classified as a PFIC during the tax year ended December 31, 2013. However, based on current business plans and financial expectations, Sphere 3D expects that it will not be a PFIC for its current tax years ending December 31, 2017 and 2016, as well as current business plans and financial expectations, Sphere 3D expects that it will not be a PFIC for its current tax year ending December 31, 2018 and for the foreseeable future. If Sphere 3D were to be classified as a PFIC for any future taxable year, holders of Sphere 3D common shares who are U.S. taxpayers would be subject to adverse U.S. federal income tax consequences.

Certain of our directors, officers and management could be in a position of conflict of interest.
Certain of the directors, officers and members of management of Sphere 3D may also serve as directors and/or officers of other companies. We may contract with such directors, officers, members of management and such other companies or with affiliated parties or other companies in which such directors, officers or members of management own or control. These persons may obtain compensation and other benefits in transactions relating to Sphere 3D. Consequently, there exists the possibility for such directors, officers and members of management to be in a position of conflict. Any decision made by any of such directors, officers and members of management involving Sphere 3D are being made in accordance with their duties and obligations to deal fairly and in good faith with a view to the best interests of Sphere 3D. Additionally, certain of the directors and officers of Sphere 3D may have interests in the Share Purchase that are different from the Company’s other shareholders.
Future sales of common shares by directors, officers and other shareholders could adversely affect the prevailing market price for common shares.
Subject to compliance with applicable securities laws, officers, directors and other shareholders and their respective affiliates may sell some or all of their common shares in the future. No prediction can be made as to the effect, if any, such future sales will have on the market price of the common shares prevailing from time to time. However, the future sale of a substantial number of common shares by Sphere 3D’s officers, directors and other shareholders and their respective affiliates, or the perception that such sales could occur, could adversely affect prevailing market prices for the common shares.
We may issue an unlimited number of common shares. Future sales of common shares will dilute your shares.
Sphere 3D’s articles permit the issuance of an unlimited number of common shares, and shareholders will have no pre-emptive rights in connection with such further issuances. The directors of Sphere 3D have the discretion to determine the price and the terms of issue of further issuances of common shares in accordance with applicable laws.
Item 1B. Unresolved Staff Comments
None.
Item 2. Properties

•	We lease an 86,900 square foot facility in Guangzhou, China. This lease expires in July 2019. This facility houses manufacturing of the majority of our RDX product and repair services.

•	We own a 25,600 square foot facility in Dortmund, Germany. This facility houses sales and marketing, operations, technical support, and administrative functions.

•
We lease a 20,553 square foot facility in a light industrial complex in San Diego, California. The lease expires in March 2020. This facility houses repair services, research and development, technical support, and administrative functions.

•	We lease a 19,413 square foot facility in Plano, Texas. The lease expires in July 2021. This facility houses operations, repair services, research and development and technical support.

•
We lease a 10,282 square foot facility in San Jose, California. The lease expires in October 2022. The San Jose facility houses research and development, technical support, sales and marketing, and administrative functions.

We also lease additional smaller sales offices and research and development facilities throughout the U.S. and internationally.

Item 3. Legal Proceedings
The Company is, from time to time, subject to claims and suits arising in the ordinary course of business. In the opinion of management, the ultimate resolution of such pending proceedings will not have a material effect on the Company’s results of operations, financial position or cash flows.
Patent Litigation Funding Agreement
In December 2010, Overland entered into a litigation funding agreement (the “Funding Agreement”) with Special Situations Fund III QP, L.P., Special Situations Private Equity Fund, L.P., Special Situations Technology Fund, L.P., and Special Situations Technology Fund II, L.P. (collectively, the “Special Situations Funds”) pursuant to which the Special Situations Funds agreed to fund certain patent litigation brought by Overland. In May 2014, the Special Situations Funds filed a complaint against Overland in the Supreme Court for New York County, alleging breach of the Funding Agreement. The Special Situations Funds allege that Overland’s January 2014 acquisition of Tandberg Data entitled the Special Situation Funds to a $6.0 million payment under the Funding Agreement, and therefore Overland’s refusal to make the payment constitutes a breach of the Funding Agreement by Overland. In November 2014, the Special Situations Funds amended their complaint to allege that Overland breached the Funding Agreement’s implied covenant of good faith and fair dealing by settling the patent litigation with BDT in bad faith to avoid a payment obligation under the Funding Agreement.  The Special Situations Funds are seeking $6.0 million in contractual damages as well as costs and fees. On October 10, 2017, the Court entered an order granting Overland’s motion for summary judgment and dismissing the Special Situations Funds’ complaint in its entirety with prejudice. The Special Situations Funds have filed a notice of appeal.
Patent Infringement
In May 2013, Safe Storage LLC (“Safe Storage”), a Delaware limited liability company, filed a complaint against Overland in the U.S. District Court for the District of Delaware alleging infringement of U.S. Patent No. 6,978,346 by our products. In February 2017, Overland and Safe Storage entered into a settlement agreement, pursuant to which the claim was dismissed.
Other
In January 2018, Mr. Vito Lupis filed a statement of claim in the Ontario Court of Justice alleging, among other things, breach of contracts, deceit and negligence against Mr. Giovanni J. Morelli, a former officer of the Company, and vicarious liability against the Company, in connection with stock purchase agreements and other related agreements that would have been entered into between Mr. Lupis and the Company in 2012. The Company believes the allegations are without merit and plans to vigorously defend itself against the allegations.
In April 2015, we filed a proof of claim in connection with bankruptcy proceedings of V3 Systems, Inc. (“V3”) based on breaches by V3 of the Asset Purchase Agreement entered into between V3 and the Company dated February 11, 2014 (the “APA”). On October 6, 2015, UD Dissolution Liquidating Trust (“UD Trust”), the apparent successor to V3, filed a complaint against us and certain of our current and former directors in the U.S. Bankruptcy Court for the District of Utah Central Division objecting to our proof of claim and asserting claims for affirmative relief against us and our directors. This complaint alleges, among other things, that Sphere breached the APA and engaged in certain other actions and/or omissions that caused V3 to be unable to timely sell the Sphere common shares received by V3 pursuant to the APA. The plaintiff seeks, among other things, monetary damages for the loss of the potential earn-out consideration, the value of the common shares held back by us pursuant to the APA and costs and fees. We believe the lawsuit to be without merit and intend to vigorously defend against the action.
On December 23, 2015, we filed a motion seeking to dismiss the majority of the claims asserted by the UD Trust. On January 13, 2016, we filed a counterclaim against the UD Trust in which we allege that V3 breached numerous provisions of the APA. On July 22, 2016, we filed a motion seeking to transfer venue of this action to the United States District Court for the District of Delaware. The Bankruptcy Court granted our motion to transfer venue on August 30, 2016, and the case was formally transferred to the Delaware Court on October 11, 2016. There is currently no hearing set on our motion to dismiss.

Item 4. Mine Safety Disclosures
Not applicable.
PART II
Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Our common shares are listed on the NASDAQ Capital Market under the symbol “ANY”. The following table sets forth the high and low sales prices per share of our common stock during each quarter of the two most recent fiscal years:

	2017		2016
	High	Low	High	Low
First Quarter	$14.00	$5.03	$50.00	$25.50
Second Quarter	$7.25	$2.75	$34.50	$16.58
Third Quarter	$6.60	$2.13	$23.75	$10.05
Fourth Quarter	$3.95	$1.90	$23.00	$4.50
On March 16, 2018, the closing sales price of our common stock on the NASDAQ Capital Market was $2.26 per share. As of March 16, 2018, we had approximately 31 shareholders of record and beneficial owners of our common shares.
Dividends
The Company has not declared or paid any dividends on its common shares to date. The Company’s current intention is to retain any future earnings to support the development of the business of Sphere 3D and does not anticipate paying cash dividends in the foreseeable future. Payment of any future dividends will be at the discretion of the Board of Directors of Sphere 3D after taking into account various factors, including but not limited to the financial condition, operating results, cash needs, growth plans and the terms of any credit agreements that Sphere 3D may be a party to at the time. The Purchase Agreement also imposes certain restrictions upon our ability to pay dividends during the period the Share Purchase is pending. Accordingly, investors must rely on sales of their Sphere 3D common shares after price appreciation, which may never occur, as the only way to realize a return on their investment.
Recent Sales of Unregistered Securities
On March 24, 2017, the Company completed a private placement of warrants exercisable to purchase up to 867,272 common shares under Section 4(a)(2) of the Securities Act of 1933, as amended, and Rule 506 of Regulation D promulgated thereunder. Each warrant had an exercise price of $7.50 per warrant share. The warrants were exercisable for five years from the date of the effective date of the offering. The exercise price and number of shares issuable upon exercise of the warrants were subject to adjustment in certain circumstances. In August 2017, the Company issued additional common shares, which triggered a price adjustment for the March 24, 2017 warrants from $7.50 to $5.00 and the Company issued, in the aggregate, additional warrants exercisable to purchase up to 433,638 common shares, of which MF Ventures, LLC, a related party, received 90,909 warrants exercisable to purchase common shares. On March 16, 2018, the Company entered into warrant exchange agreements, in a privately negotiated exchange under Section 4(a)(2) of the Securities Act of 1933, as amended, pursuant to which the Company issued 1,430,998 common shares in exchange for the surrender and cancellation of the Company’s outstanding March 24, 2017 warrants (the “Exchange”). Immediately after the Exchange, the previously issued warrants became null and void. MF Ventures, LLC, participated in the Exchange by acquiring 299,999 common shares in exchange for a warrant to purchase 272,727 common shares.
Item 6. Selected Financial Data
Not applicable.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis should be read in conjunction with our consolidated financial statements and notes included in the Annual Report on Form 10-K. In addition to historical information, the following discussion contains forward-looking statements that are subject to risks and uncertainties. Actual results may differ substantially from those referred to herein due to a number of factors, including but not limited to risks described in the Part I, Item 1A, Risks Factors, and elsewhere in this Annual Report. References to “Notes” are Notes included in our Notes to Consolidated Financial Statements.
Overview
Sphere 3D provides next-generation solutions for standalone storage and long-term data archive products, as well as technologies that converge the traditional silos of compute, storage and network into one integrated “hyper-converged” or converged solution. We provide enterprise storage management solutions, the archiving of the data created by these solutions, and the ability to connect to public cloud services such as Microsoft Azure for additional delivery options and hybrid cloud capabilities. Our solutions are tightly integrated and include a patented portfolio for operating systems for storage, proprietary virtual desktop orchestration software, and proprietary application container software. Our software, combined with commodity x86 servers, or its purpose built appliances, deliver solutions that provide application mobility, security, data integrity and simplified management. These solutions can be deployed through a public, private or hybrid cloud and are delivered through our global reseller network and professional services organization. We have a portfolio of brands including Overland-Tandberg™, HVE ConneXions and UCX ConneXions, dedicated to helping customers achieve their IT goals.
We have created our own platform, Glassware 2.0TM (“Glassware”) for the delivery of applications from a server-based computing architecture. This is accomplished through a number of unique approaches to virtualization utilized by Glassware including the use of software “containers” and “microvisors.” A container refers to software that takes an application and all the things required to run that application and encapsulates them with software. By doing so, users can run numerous applications from a single server and on a single copy of the operating system. A microvisor refers to the technology that allows non-Windows® based applications to run on the same servers as Windows software using a lightweight emulator. Glassware sales are not material.
Recent Developments

•
On March 16, 2018, the Company entered into warrant exchange agreements, in a privately negotiated exchange under Section 4(a)(2) of the Securities Act of 1933, as amended, pursuant to which the Company issued 1,430,998 common shares in exchange for the surrender and cancellation of the Company’s outstanding March 24, 2017 warrants (the “Exchange”). Immediately after the Exchange, the previously issued warrants became null and void. MF Ventures, LLC, participated in the Exchange by acquiring 299,999 common shares in exchange for a warrant to purchase 272,727 common shares.

•
On February 20, 2018, the Company, Overland Storage, Inc., a California corporation and a wholly owned subsidiary of the Company (“Overland”), and Silicon Valley Technology Partners LLC, a Delaware limited liability company established and controlled by Eric Kelly, the Company’s Chief Executive Officer and Chairman of the Board of Directors (the “Purchaser”) entered into a share purchase agreement (the “Purchase Agreement”), pursuant to which, among other things, and subject to certain closing conditions, the Company will sell to Purchaser all of the issued and outstanding shares of capital stock of Overland for $45.0 million (the “Purchase Price”), subject to a working capital adjustment (the “Share Purchase”). The net proceeds from the Share Purchase will be used to repay: (i) the Company’s outstanding obligations under its Credit Agreement with Opus Bank; (ii) its outstanding obligations under the related party convertible note with FBC Holdings S.a.r.l. (“FBC Holdings”); and (iii) its related party subordinated promissory note with MF Ventures, LLC. The Special Committee of the Board of Directors of the Company and the Board of Directors of the Company (with Eric Kelly recusing himself) unanimously approved the entry into the Purchase Agreement by the Company.

•
On July 5, 2017, the Board of Directors of the Company authorized a share consolidation (also known as a reverse stock split) of the Company’s issued and outstanding common shares at a ratio of 1-for-25, which became effective on July 11, 2017. All share and per share amounts in the accompanying consolidated financial statements and the notes thereto have been restated for all periods to reflect the share consolidation.

•
On January 27, 2017, the Company acquired 80.1% of the outstanding equity securities and membership interests of UCX and HVE, respectively, for $1.1 million in cash and issued 88,235 common shares for an approximate value of $0.3 million, such that after such acquisition, the Company owned 100% of the outstanding equity securities of each such entity. UCX and HVE provide information technology consulting services and hardware solutions around cloud computing, data storage and server virtualization to corporate, government, and educational institutions primarily in the southern central United States. By adding UCX’s technologies, professional services and engineering talent, and HVE’s products, engineering and virtualization expertise, the Company intends to expand its virtualization offerings as well as enhance its ability to accelerate the delivery of hybrid cloud solutions to customers.

Results of Operations
The following table sets forth certain financial data as a percentage of net revenue:

	Year Ended December 31,
	2017	2016
Net revenue	100.0%	100.0%
Cost of revenue	69.7	70.8
Gross profit	30.3	29.2
Operating expenses:
Sales and marketing	22.9	29.1
Research and development	8.9	11.5
General and administrative	24.7	27.1
Impairment of goodwill and acquired intangible assets	3.1	45.0
	59.6	112.7
Loss from operations	(29.3)	(83.5)
Interest expense	(7.3)	(6.7)
Other income, net	2.5	1.7
Loss before income taxes	(34.1)	(88.5)
(Benefit from) provision for income taxes	(2.0)	1.1
Net loss	(32.1)%	(89.6)%
 A summary of the sales mix by product follows (in thousands):

	Year Ended December 31,
	2017	2016	Change
Disk systems	$52,486	$46,795	12.2%
Tape automation systems	9,718	10,297	(5.6)%
Tape drives and media	10,615	10,973	(3.3)%
Service	8,704	8,328	4.5%
Total	$81,523	$76,393	6.7%

We divide our worldwide sales into three geographical regions: EMEA, consisting of Europe, the Middle East and Africa; Americas; and APAC, consisting of Asia Pacific countries.
The following table summarizes net revenue by geographic area (in thousands):

	Year Ended December 31,
	2017	2016	Change
EMEA	$37,365	$39,719	(5.9)%
Americas	28,213	23,043	22.4%
APAC	15,945	13,631	17.0%
Total	$81,523	$76,393	6.7%
Comparison of Years Ended December 31, 2017 and 2016
Net Revenue
We had revenue of $81.5 million during 2017 compared to $76.4 million during 2016. The increase in net revenue is a result of an increase in product revenue of $4.7 million primarily due to the addition of sales units for disk systems from the HVE product line acquired in January 2017, and an increase in service revenue of $0.4 million primarily due to service revenue from our January 2017 acquisition. Original equipment manufacturer (“OEM”) net revenue accounted for 16.6% and 18.5% of net revenue during the years ended 2017 and 2016, respectively.
Product Revenue
Net product revenue increased to $72.8 million during 2017 from $68.1 million during 2016, an increase of $4.7 million. Revenue from disk systems increased by $5.7 million primarily related to the addition of $6.0 million of product revenue from the HVE product line acquired in January 2017, offset by a $0.3 million net decrease in disk systems other than our RDX® and HVE product lines. In addition, there was a $0.9 million decrease in tape automation, and tape drives and media revenue related to lower tape media sales volume.
Service Revenue
Net service revenue increased to $8.7 million during 2017 from $8.3 million during 2016. The increase of approximately $0.4 million was primarily due to an addition of $2.0 million of service revenue from our January 2017 acquisition, offset by a decrease in extended service contracts related to tape automation product sales.
Gross Profit
Gross profit and margin were as follows (in thousands, unless otherwise noted):

	2017	2016	Change
Gross profit	$24,684	$22,339	10.5%
Gross margin	30.3%	29.2%	1.1	pt
Gross profit - product	$19,677	$17,631	11.6%
Gross margin - product	27.0%	25.9%	1.1	pt
Gross profit - service	$5,007	$4,708	6.4%
Gross margin - service	57.5%	56.5%	1.0	pt
In 2017, gross profit for product increased due to higher sales volume in our disk system revenues primarily related to higher sales volumes in our RDX® product line as well as product revenue from the HVE products we acquired in our January 2017 acquisition. Gross profit for service increased due to the service revenue relating to our January 2017 acquisition.

Operating Expenses
Sales and Marketing Expense
Sales and marketing expenses were $18.7 million and $22.2 million for the years ended December 31, 2017 and 2016, respectively. The 2017 decrease of $3.5 million was primarily due to a decrease of $1.9 million in employee and related expenses associated with a lower average headcount, a $0.7 million decrease in share-based compensation, and a $0.9 million decrease in strategic marketing and outside contractors’ fees.
Research and Development Expense
Research and development expenses were $7.3 million and $8.8 million for the years ended December 31, 2017 and 2016, respectively. The 2017 decrease of $1.5 million was primarily due to a decrease of $1.1 million in employee and related expenses and a $0.3 million increase in share-based compensation.
General and Administrative Expense
General and administrative expenses were $20.1 million and $20.7 million for the years ended December 31, 2017 and 2016, respectively. The 2017 decrease of $0.6 million was primarily due to a $0.7 million decrease in bad debt expense, a $0.5 million decrease in legal and advisory expenses primarily related to transactional matters and litigation, a $0.3 million decrease in share-based compensation expense, a $0.2 million decrease in outside contractor fees. These decreases were offset by a $0.9 million increase in employee related expenses and a $0.3 million increase in amortization expense related to intangible assets.
Impairment of Goodwill and Acquired Intangible Assets
Impairment of goodwill and acquired intangible assets were $2.5 million and $34.4 million for the years ended December 31, 2017 and 2016, respectively. As a result primarily of the Company’s change in revenue projection for its Snap product line, it was determined the carrying value of indefinite-lived intangible assets exceeded its estimated fair value. The Company compared the indicated fair value to the carrying value of its indefinite-lived assets, and as a result of the analysis, an impairment charge of $2.2 million was recorded to indefinite-lived trade names for the year ended December 31, 2017. In addition, the Company recorded an impairment of $0.3 million related to developed technology for the year ended December 31, 2017. In 2016, we concluded that our declining market capitalization could be an indicator of impairment and, therefore, had a third party impairment analysis performed. As a result of the analysis, we recorded an impairment of $33.2 million related to goodwill from our December 2014 acquisition of Overland and an impairment of $1.2 million related to indefinite-lived trade names.
Non-Operating Expenses
Interest Expense
Interest expense was $5.9 million and $5.1 million for the years ended December 31, 2017 and 2016, respectively. The increase was primarily related to an increase in amortization of debt costs of $0.8 million.
Other Income, Net.
Other income, net, in 2017 and 2016 was $2.0 million and $1.3 million, respectively. In 2017, other income, net, primarily related to a net gain on the revaluation of warrants of $2.2 million and realized foreign currency gains of $0.9 million, which was offset by a $1.1 million loss from the revaluation of our investment in connection with our January 2017 acquisition. In 2016, other income, net, was primarily related to a gain on revaluation of warrants.
Income Tax
Income tax benefit was $1.6 million for the year ended December 31, 2017, which primarily related to a reduction in the deferred tax liabilities and a release of foreign valuation allowance; offset by foreign tax expense. Income tax expense was $0.8 million for the year ended December 31, 2016, which primarily related to deferred foreign tax expense; offset by a reduction in the deferred tax liabilities for the $1.2 million impairment on intangible assets recognized in 2016.

Foreign Currency Risk
We conduct business on a global basis and a significant portion of our sales in international markets are not denominated in U.S. dollars. Our wholly-owned foreign subsidiaries incur costs that are denominated in local currencies. As exchange rates vary, these results may vary from expectations when translated into U.S. dollars, which could adversely impact overall expected results. The effect of exchange rate fluctuations on our results of operations resulted in a gain of $0.9 million in 2017 and a minimal loss in 2016.
Liquidity and Capital Resources
We have recurring losses from operations and a net working capital deficiency. Our primary source of cash flow is generated from sales of our disk and tape automation systems. We have financed our operations through gross proceeds from private sales of equity securities and with borrowings under our credit facilities. At December 31, 2017, we had cash of $4.6 million compared to cash of $5.1 million at December 31, 2016. As of December 31, 2017, we had a working capital deficit of $41.6 million, reflecting a decrease in current assets of $4.0 million and an increase in current liabilities of $25.1 million compared to December 31, 2016. The increase in current liabilities was primarily related to $24.4 million of debt reclassified from long-term to current. Cash management and preservation continue to be a top priority. We expect to incur negative operating cash flows as we continue to maintain and increase our sales volume, and maintain operational efficiencies.
On February 20, 2018, the Company, Overland, and Silicon Valley Technology Partners LLC, a Delaware limited liability company established and controlled by Eric Kelly, the Company’s Chief Executive Officer and Chairman of the Board of Directors (the “Purchaser”) entered into a share purchase agreement (the “Purchase Agreement”), pursuant to which, among other things, and subject to certain closing conditions, the Company will sell to Purchaser all of the issued and outstanding shares of capital stock of Overland for $45.0 million (the “Purchase Price”), subject to working capital adjustments (the “Share Purchase”). The net proceeds from the Share Purchase will be used to repay: (i) the Company’s outstanding obligations under its Credit Agreement with Opus Bank; (ii) its outstanding obligations under the related party convertible note with FBC Holdings S.a.r.l. (“FBC Holdings”); and (iii) its related party subordinated promissory note with MF Ventures, LLC. The Special Committee of the Board of Directors of the Company and the Board of Directors of the Company (with Eric Kelly recusing) unanimously approved the entry into the Purchase Agreement by the Company. See Note 1 - Organization and Business for additional details.
Management has projected that cash on hand will not be sufficient to allow the Company to continue operations beyond March 31, 2018 if the Company is unable to amend, refinance, or pay off its debt and credit facilities. In February 2018, the Company entered into a Purchase Agreement. If the transactions contemplated by the Purchase Agreement are consummated, the Company expects that the proceeds to be received by the Company would be sufficient to pay off its outstanding debt and credit facilities. The Company anticipates to hold a special shareholder meeting in April 2018 to seek shareholder approval for the Share Purchase and, subject to the receipt of requisite shareholder approval, anticipates the transaction will close shortly thereafter. There can be no guarantee that we will be able to raise additional funds or amend or refinance our debt and credit facilities on favorable terms or at all, nor can there be any guarantee that the Company’s shareholders will approve the Share Purchase. Significant changes from the Company’s current forecasts, including but not limited to: (i) failure to comply with the financial covenants in its credit facilities; (ii) shortfalls from projected sales levels; (iii) unexpected increases in product costs; (iv) increases in operating costs; (v) changes in the historical timing of collecting accounts receivable; and (vi) inability to maintain compliance with the requirements of the NASDAQ Capital Market and/or inability to maintain listing with the NASDAQ Capital Market could have a material adverse impact on the Company’s ability to access the level of funding necessary to continue its operations at current levels. If any of these events occurs or the Company is unable to generate sufficient cash from operations or financing sources, the Company may be forced to liquidate assets where possible and/or curtail, suspend or cease planned programs or operations generally or possibly seek bankruptcy protection, which would have a material adverse effect on the Company’s business, results of operations, financial position and liquidity.
As a result of our recurring losses from operations and negative cash flows, the report from our independent registered public accounting firm regarding our consolidated financial statements for the year ended December 31, 2017 includes an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern.

As of December 31, 2017, our outstanding debt balance was as follows (in thousands):

	Maturity Date	Interest Rate	Amount Outstanding
Convertible note related party - net	3/31/2018	8.0%	$24,400
Term loan	3/31/2018	8.25%	$10,000
Revolving loan	3/31/2018	8.25%	$8,195
Term loan - related party	1/31/2018	20.0%	$191
Subordinated promissory note, related party - net	3/31/2018	12.5%	$1,980
All debt and credit facilities are denominated in U.S. dollars. Our debt and credit facilities contain standard borrowing conditions and can be recalled by the lenders if certain conditions are not met.
In December 2017, the Company entered into a $2.0 million subordinated promissory note with MF Ventures, LLC, a related party. The promissory note is subordinate to the Company’s Opus Bank Credit Agreement and FBC Holdings indebtedness and has a maturity date of the earliest of: (i) December 11, 2020; (ii) immediately after repayment in full of the Opus Bank Credit Agreement and the FBC Holdings indebtedness; or (iii) immediately after the Company’s refinancing of both the Opus Bank Credit Agreement and the FBC Holdings indebtedness. The promissory note may be prepaid at any time by the Company; including any accrued and unpaid interest and a $0.3 million prepayment penalty. The promissory note bears interest at a 12.5% simple annual interest rate, payable quarterly in arrears. Interest shall be paid in kind by increasing the principal amount of the note on each quarterly interest payment date.
The following table shows a summary of our cash flows (used in) provided by operating activities, investing activities and financing activities (in thousands):

	Year Ended December 31,
	2017	2016
Net cash used in operating activities	$(8,965)	$(17,473)
Net cash used in investing activities	$(1,174)	$(237)
Net cash provided by financing activities	$9,534	$14,123
The use of cash during 2017 was primarily a result of our net loss of $26.2 million offset by $15.5 million in non-cash items, which included share-based compensation, depreciation and amortization, an impairment to goodwill and acquired intangible assets, amortization of debt issuance costs, deferred tax provision, and fair value adjustment of warrants.
During 2017, net cash used in investing activities were primarily related to our January 2017 acquisition. During 2016, capital expenditures totaled $0.2 million and were primarily associated with computer equipment to support product quality.
During 2017, we received $9.8 million net, from the issuance of common shares and $2.0 million from a note payable with a related party, offset by $2.3 million in payments to holders of related party debt. During 2016, we received $8.3 million from net proceeds of debt issuance, of which $2.5 million was related to net payments to the holders of our related party debt; $2.1 million was from the issuance of common shares for equity financings; and $3.7 million was from the exercise of warrants.
Off-Balance Sheet Information
During the ordinary course of business, we may provide standby letters of credit to third parties as required for certain transactions initiated by us. As of December 31, 2017, we had no standby letters of credit outstanding.

Contractual Obligations
The following schedule summarizes our contractual obligations to make future payments at December 31, 2017 (in thousands):

Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	After 5 years
Long-term debt — related party, including interest(1)	$27,256	$27,256	$—	$—	$—
Credit facility and term note, including interest(1)	18,570	18,570	—	—	—
Operating lease obligations (2)	5,120	1,697	2,288	1,135	—
Purchase obligations(3)	2,124	2,124	—	—	—
Total contractual obligations	$53,070	$49,647	$2,288	$1,135	$—
________________

(1)	Interest payments have been calculated using the amortization profile of the debt outstanding at December 31, 2017, taking into account the fixed rate paid at year end.

(2)	Represents contractual lease obligations under non-cancelable operating leases.

(3)
Represents purchase orders for inventory and non-inventory items entered into prior to December 31, 2017, with purchase dates extending beyond January 1, 2018. Some of these purchase obligations may be canceled.

Critical Accounting Estimates
The discussion and analysis of our financial position and results of operations are based on our consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles, or U.S. GAAP. The preparation of our consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. We review our estimates on an ongoing basis. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results may differ from these estimates under different assumptions or conditions. Our significant accounting policies are outlined in Note 2 to the Consolidated Financial Statements included in this Annual Report on Form 10-K. We believe the following accounting policies to be critical to the judgments and estimates used in the preparation of our consolidated financial statements
Revenue Recognition
Revenue from sales of products is recognized when persuasive evidence of an arrangement exists, the price is fixed or determinable, collectability is reasonably assured and delivery has occurred. Under this policy, revenue on direct product sales, excluding sales to distributors, is recognized upon shipment of products to customers. These customers are not entitled to any specific right of return or price protection, except for any defective product that may be returned under our standard product warranty. Revenue from services, such as extended product warranties, are deferred and recognized over the period of the service agreement.
Depending on delivery terms, title and risk of loss transfer to the customer when the product leaves the Company’s dock, or when the product arrives at the customer’s location. Product sales to distribution customers are subject to certain rights of return, stock rotation privileges and price protection. Because we are unable to estimate its exposure for returned product or price adjustments, revenue from shipments to these customers is not recognized until the related products are in turn shipped to the ultimate customer by the distributor. For products for which software is more than an incidental component, we recognize revenue in accordance with current authoritative guidance for software revenue recognition.

In limited circumstances where a customer is unable to accept shipment and requests products be delivered to, and stored on, the Company’s premises, revenue is recognized when: (i) the customer has accepted risk of loss and acknowledged passage of title to the goods (ii) the customer has made a fixed commitment to purchase the products, (iii) the customer has requested delayed delivery and storage of the products, (iv) there is an agreed schedule for shipment of products to the customer within a reasonable period of time, (v) the Company has no specific performance obligation such that the earnings process for the products, as a unit of accounting, is not complete, (vi) the goods are segregated from the inventory and not available to fill other orders, (vii) the product is complete, ready for shipment and accepted by the customer, and (viii) all other criteria above for revenue recognition have been met.
The Company enters into revenue arrangements that may consist of multiple deliverables of its product and service offerings, such as for sales of hardware devices and extended warranty services. The Company allocates revenue to deliverables in multiple element arrangements based on relative selling prices. The Company determines its vendor-specific objective evidence (“VSOE”) based on its normal pricing and discounting practices for the specific product or service when sold separately. When the Company is not able to establish VSOE for all deliverables in an arrangement with multiple elements, the Company determines the selling price of each element based on third party evidence of selling price, or based on the Company’s actual historical selling prices of similar items, whichever management believes provides the most reliable estimate of expected selling prices.
Inventory Valuation
Inventories are stated at the lower of cost and net realizable value using the first-in-first-out method. Net realizable value is the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. We assess the value of inventories periodically based upon numerous factors including, among others, expected product or material demand, current market conditions, technological obsolescence, current cost, and net realizable value. If necessary, we write down its inventory for obsolete or unmarketable inventory by an amount equal to the difference between the cost of the inventory and the net realizable value.
Goodwill and Intangible Assets
Goodwill represents the excess of consideration paid over the value assigned to the net tangible and identifiable intangible assets acquired. For intangible assets purchased in a business combination, the estimated fair values of the assets received are used to establish their recorded values. For intangible assets acquired in a non-monetary exchange, the estimated fair values of the assets transferred (or the estimated fair values of the assets received, if more clearly evident) are used to establish their recorded values. Valuation techniques consistent with the market approach, income approach and/or cost approach are used to measure fair value.
Purchased intangible assets are amortized on a straight-line basis over their economic lives of six to 25 years for channel partner relationships, three to nine years for developed technology, three to eight years for capitalized development costs, and two to 25 years for customer relationships as this method most closely reflects the pattern in which the economic benefits of the assets will be consumed.
Impairment of Goodwill, Intangible Assets and Long-Lived Assets
Goodwill and intangible assets are tested for impairment on an annual basis at December 31, or more frequently if there are indicators of impairment. Triggering events for impairment reviews may be indicators such as adverse industry or economic trends, restructuring actions, lower projections of profitability, or a sustained decline in our market capitalization. Intangible assets are quantitatively assessed for impairment, if necessary, by comparing their estimated fair values to their carrying values. If the carrying value exceeds the fair value, the difference is recorded as an impairment.
Long-lived assets are reviewed for recoverability whenever events or changes in circumstances indicate the carrying value may not be recoverable. Our consideration includes, but is not limited to: (i) significant under-performance relative to historical or projected future operating results; (ii) significant changes in the manner of use of the assets or the strategy for the Company’s overall business; (iii) significant decrease in the market value of the assets; and (iv) significant negative industry or economic trends. When the carrying value is not considered recoverable, an impairment loss for the amount by which the carrying value of a long-lived asset exceeds its fair value is recognized, with an offsetting reduction in the carrying value of the related asset.

Recent Accounting Pronouncements
See Note 2 - Significant Accounting Policies for additional details.
ITEM 7A. Quantitative and Qualitative Disclosures About Market Risk
Market risk represents the risk of loss that may impact our financial position, results of operations, or cash flows due to adverse changes in financial and commodity market prices and rates. We are exposed to market risk from changes in foreign currency exchange rates as measured against the U.S. dollar. These exposures are directly related to our normal operating and funding activities. Historically, we have not used derivative instruments or engaged in hedging activities.
Foreign Currency Risk. We conduct business on a global basis and a significant portion of our sales in international markets are not denominated in U.S. dollars. Export sales represent a significant portion of our sales and are expected to continue to represent a significant portion of sales. Purchase contracts are typically in U.S. dollars. In addition, our wholly-owned foreign subsidiaries incur costs that are denominated in local currencies. As exchange rates vary, these results may vary from expectations when translated into U.S. dollars, which could adversely impact overall expected results. Such transactions resulted in a gain of $0.9 million in 2017 and a minimal loss in 2016.
Credit Risk. Credit risk is the risk that the counterparty to a financial instrument fails to meet its contractual obligations, resulting in a financial loss to us. We sell to a diverse customer base over a global geographic area. We evaluate collectability of specific customer receivables based on a variety of factors including currency risk, geopolitical risk, payment history, customer stability and other economic factors. Collectability of receivables is reviewed on an ongoing basis by management and the allowance for doubtful receivables is adjusted as required. Account balances are charged against the allowance for doubtful receivables when we determine that it is probable that the receivable will not be recovered. We believe that the geographic diversity of the customer base, combined with our established credit approval practices and ongoing monitoring of customer balances, mitigates this counterparty risk.
Liquidity Risk. Liquidity risk is the risk that we will not be able to meet our financial obligations as they come due. We continually monitor our actual and projected cash flows and believe that our internally generated cash flows will not provide us with sufficient funding to meet all working capital and financing needs for at least the next 12 months.
Item 8. Financial Statements and Supplemental Data
Our consolidated financial statements and supplementary data required by this item are set forth at the pages indicated in Item 15(a)(1) and 15(a)(2), respectively.
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
Not applicable.
Item 9A. Controls and Procedures
Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rules 13a-15(e) or 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective to give reasonable assurance that information required to be publicly disclosed is recorded, processed, summarized and reported on a timely basis as of the end of the period covered by this annual report.

Management’s Report on Internal Control Over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over our financial reporting. In order to evaluate the effectiveness of internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act, management has conducted an assessment, including testing, using the criteria in Internal Control-Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Our system of internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.
Based on our evaluation under the framework in Internal Control-Integrated Framework, our Chief Executive Officer and Chief Financial Officer concluded that our internal control over financial reporting was effective as of December 31, 2017. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. In addition, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions and that the degree of compliance with the policies or procedures may deteriorate.
This annual report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Management's report on internal control over financial reporting was not subject to attestation by our independent registered public accounting firm pursuant to rules of the SEC that permit us to provide only management's report in this annual report.
This report on internal control over financial reporting shall not be deemed to be filed for purposes of Section 18 of the Exchange Act, or otherwise subject to the liabilities of that section, and is not incorporated by reference into any of our filings, whether made before or after the date hereof, regardless of any general incorporation language in such filing.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the year ended December 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information
None.
PART III
Item 10. Directors, Executive Officers and Corporate Governance
The following table sets forth the name, age, and position of our directors and executive officers as of March 16, 2018:

Name	Age	Director Since	Positions with our Company
Cheemin Bo-Linn(1)	64	April 17, 2017	Director, Chair of Audit Committee
Eric L. Kelly	59	July 15, 2013	Chief Executive Officer, Chairman and Director
Vivekanand Mahadevan(1)	64	December 1, 2014	Director, Chair of Nominating and Governance Committee
Duncan McEwan(1)	64	May 10, 2017	Director, Chair of Compensation Committee
Peter Tassiopoulos	49	March 7, 2014	President, Vice Chairman and Director
Kurt L. Kalbfleisch	52	N/A	Senior Vice President, Chief Financial Officer and Secretary
Jenny C. Yeh	44	N/A	Senior Vice President and General Counsel
_______________

(1)	Member of Audit Committee, Compensation Committee and Nominating and Governance Committee.

Each of the above-listed directors served in such capacities for all of fiscal 2017 except for Dr. Bo-Linn who was appointed to the Board and each committee on April 17, 2017 following the resignation of Glenn Bowman from the Board and Mr. McEwan who was appointed to the Board and each committee on June 28, 2017 following the resignation of Peter Ashkin from the Board. There are no family relationships between any of our directors or executive officers, and there are no arrangements or understandings between any of the directors and any other person pursuant to which such director was or is selected as a director.
Dr. Cheemin Bo-Linn is the Chief Executive Officer and President of Peritus Partners Inc., an international consulting group recognized for leading companies to increasing business valuation or next level growth or merger and acquisition (“M&A”), and has held this position since January 2013. From September 2010 to November 2012, she was Chief Marketing Officer, Chief Revenue Officer and consultant at NetLine Corporation, a global online multi-channel digital media network, mobile applications and content marketing services company. From July 2006 to August 2010, she was President of Peritus Partners Inc./BL Group. From June1980 to June 2006, she held a number of senior executive business management roles including at IBM as Vice-President of Electronics, and other roles with responsibilities ranging from strategy, marketing, sales, operations and investments across storage and software products and consulting services. She presently serves as Board of Director of SNOMED, a global software language, and Evena Medical, Inc., loT smart imaging visualization. She previously served as a member of the Board of Directors of Violin Memory, Inc., NetLine Corporation, Association of Corporate Growth-SV, American Electronics and several private companies. She holds a Doctorate of Education focused on “Computer-based Management Information Systems and Organizational Change” from the University of Houston.
Eric L. Kelly has served as Chairman of the Board since July 2013 and Chief Executive Officer of the Company since December 1, 2014. Mr. Kelly formerly served as Chief Executive Officer of Overland Storage, Inc. (“Overland”) since January 2009, President and Chief Executive Officer of Overland since January 2010 and has been a member of Overland’s board of directors since November 2007. He is a strategic, global technology executive with over 35 years of experience in developing accelerated growth strategies, improving profitability of complex global businesses, organizational transformations, technology and business innovation, corporate financing, and mergers and acquisitions and intellectual property management and cybersecurity for Fortune 500, 1000 and private companies. In addition, Mr. Kelly has over 15 years of board experience which includes public companies trading on the U.S. and Canada stock exchanges, private companies, universities and foundations. Prior to joining Overland, Mr. Kelly was President of Silicon Valley Management Partners Inc., a management consulting and merger and acquisition advisory firm which he co-founded in 2007. His earlier positions have included Vice President and General Manager of Storage Systems Solutions at Adaptec Inc., President and CEO of Snap Appliance which was acquired by Adaptec, President of the Systems Division at Maxtor Corp., Enterprise Vice President at Dell Computer Corp., and various executive-level roles with Diamond Multimedia, Conner Peripherals and IBM. Mr. Kelly served on the U.S. Department of Commerce’s Manufacturing Council from February 2012 to January 2017, where he offered advice and counsel to the U.S. Administration on strategies and policy recommendations on ways to promote and advance U.S. manufacturing globally, and from February 2012 to January 2017 he was appointed to President Obama’s Science, Technology and Advanced Manufacturing Steering Committee. He also serves on the board of the San Jose State University Tower Foundation, member of the Finance and Investment Committee and a member of the Global Leadership Council SJSU Lucas College and Graduate School of Business. Mr. Kelly earned an M.B.A. from San Francisco State University and a B.S. in Business Management from San Jose State University.
Vivekanand Mahadevan has been the Chief Executive Officer of Dev Solutions, Inc., a consulting firm that helps technology startups build next-generation market leaders in data analytics, security, storage and cloud markets since March 2012. Mr. Mahadevan was the Chief Strategy Officer for NetApp, Inc., a supplier of enterprise storage and data management software and hardware products and services, from November 2010 until February 2012. Prior to that time served as Vice President of Marketing for LSI Corporation, an electronics company that designs semiconductors and software that accelerate storage and networking, from January 2009 to September 2010. Prior to LSI Corporation, he was Chief Executive Officer for Deeya Energy, Inc., and has also held senior management positions with leading storage and systems management companies including BMC Software, Compaq, Ivita, and Maxxan Systems. Mr. Mahadevan previously served as a member of the Board of Directors of Violin Memory, Inc. Mr. Mahadevan holds an M.B.A. in Marketing and MS in Engineering from the University of Iowa as well a degree in Mechanical Engineering from the Indian Institute of Technology.

Duncan J. McEwan is president of Diligent Inc., a consulting company he founded in 1991 specializing in M&A and strategic advice for technology-based clients. Mr. McEwan was Executive Vice President and Chief Strategy Officer of Call-Net Enterprises Inc., a provider of long-distance telephone services until it merged into Rogers Communication Inc. (2004-2005); President and Chief Operating Officer of Sprint Canada Inc., an integrated, national telecommunications provider (2001-2004); Chief Executive Officer of Northpoint Canada Communications, a provider of high-speed data and Internet (DSL) lines (2000-2001); Vice President of Business Development of Canadian Satellite Communications (“Cancom”) (1996-1998); and President and Chief Executive Officer of Cancom (1998-2000). Mr. McEwan has been Chairman of the Board of Geminare, Inc. since 2010, an emerging global leader in business continuity and cloud-based software systems and has previously served on a number of other public and private company boards. Mr. McEwan is a graduate of the University of Toronto.
Peter Tassiopoulos has served as President of the Company since December 1, 2014. Mr. Tassiopoulos served as the Chief Executive Officer of the Company from March 2013 until December 1, 2014. Mr. Tassiopoulos has extensive experience in information technology business development and global sales as well as a successful track record leading early-stage technology companies. He has been actively involved as a business consultant over the past 10 years, including acting as Chief Operating Officer and then Chief Executive Officer of BioSign Technologies Inc. from September 2009 to April 2011 and Chief Executive Officer of IgeaCare Systems Inc. from February 2003 to December 2008.
Kurt L. Kalbfleisch has served as Senior Vice President and Chief Financial Officer of the Company since December 1, 2014. Mr. Kalbfleisch had 20 years of service with Overland and served as Overland's Senior Vice President since June 2012, Chief Financial Officer since February 2008, and Secretary since October 2009. Prior to that, he served as Overland's Vice President of Finance from July 2007 to June 2012. Mr. Kalbfleisch also serves on the board of Paladin Group.
Jenny C. Yeh has served as Vice President and General Counsel of the Company since October 5, 2015 and Senior Vice President and General Counsel since November 9, 2017. Prior to joining the Company, Ms. Yeh served as Executive Counsel, Transactions and Finance, at General Electric Company where she was a senior legal advisor to GE Corporate business development group, supporting global corporate strategy and transactions across all GE industrial businesses worldwide. From 2007 to 2011, Ms. Yeh was a corporate partner at Baker & McKenzie LLP, where she advised clients in general corporate and securities matters, with a specialization in complex cross-border transactions. Ms. Yeh holds a Juris Doctorate from Georgetown University Law Center, and Bachelor of Arts degrees from the University of California at Berkeley.
Section 16(a) Beneficial Ownership Reporting Compliance
We were a foreign private issuer during 2017 and, as such, were not subject to the reporting requirements under Section 16(a) of the Exchange Act.
Code of Ethics
We have adopted a code of ethics that applies to the members of our board of directors, executive officers and all employees. Such code is posted on the Company’s website and is available at www.sphere3d.com. If we make any substantive amendments to the Code of Business Conduct and Ethics Policy or grant any waiver from a provision of the code applying to our principal executive officer or our principal financial or accounting officer, we will disclose the nature of such amendment or waiver on our website or in a current report on Form 8-K.
Audit Committee
We have a standing audit committee as defined in Section 3(a)(58)(A) of the Securities Exchange Act of 1934, as amended. The members of the Audit Committee are Cheemin Bo-Linn, Duncan L. McEwan and Vivekanand Mahadevan.
In addition to being independent under NASDAQ Marketplace Rule 5605(a)(2), all members of the Audit Committee must meet the additional independence standards for audit committee members set forth in Rule 10A-3(b)(1) of the Exchange Act and NASDAQ Marketplace Rule 5605(c)(2)(A). The Board of Directors has determined that Dr. Bo-Linn qualifies as an audit committee financial expert as defined in Item 407(d)(5) of Regulation S-K under the Exchange Act.

Item 11. Executive Compensation
Summary Compensation Table
The following table summarizes the compensation earned during the fiscal years ended December 31, 2017 and 2016 by our principal executive officer, our principal financial officer, and our other most highly compensated executive officers (referred to as our “named executive officers”).

Name and Principal Position	Year	Salary ($)	Share- based Awards ($)		Non-equity Incentive Plan Compensation(1) ($)	All Other Compensation(2) ($)	Total Compensation ($)

Eric L. Kelly	2017	400,000	889,900	(3)	100,000	61,718	1,451,618
Chief Executive Officer	2016	400,000	—		150,000	17,674	567,674
Peter Tassiopoulos(4)	2017	237,548	157,000	(5)	59,387	4,643	458,578
President	2016	214,480	—		91,752	3,417	309,649
Kurt L. Kalbfleisch	2017	300,000	478,912	(6)	45,000	36,984	860,896
Senior Vice President and Chief Financial Officer	2016	300,000	—		67,500	23,593	391,093
Jenny C, Yeh	2017	300,000	439,552	(7)	15,000	15,995	770,547
Senior Vice President and General Counsel	2016	300,000	173,100	(8)	22,500	6,308	501,908
_______________

(1)
The amounts shown in the “Non-equity Incentive Plan Compensation” column represent bonuses awarded to the named executive officer for the applicable year under our bonus program in effect for that year.

(2)
The amounts shown in the “All Other Compensation” column reflect amounts we paid on the named executive officers’ behalf for health insurance and life insurance premiums and certain out-of-pocket medical expenses.

(3)
This amount is comprised of two awards: i) a restricted stock unit for 48,000 shares granted on July 10, 2017 and was valued at $3.93 per share on the grant date (the closing market price for a share of our common stock on that date); and ii) a restricted stock unit for 287,500 shares granted on December 18, 2017 and was valued at $2.44 per share on the grant date (the closing market price for a share of our common stock on that date). Mr. Kelly irrevocably declined his restricted stock unit granted on July 10, 2017 subsequent to Board approval.

(4)
The dollar amounts reported for Mr. Tassiopoulos in the above table are presented after conversion from Canadian dollars to U.S. dollars. For 2017 and 2016, the average U.S. dollar to Canadian dollar conversion rate in effect was 1.305 and 1.3275, respectively.

(5)
This award is a restricted stock unit which was granted on July 10, 2017 and was valued at $3.93 per share on the grant date (the closing market price for a share of our common stock on that date). Mr. Tassiopoulos irrevocably declined this award subsequent to Board approval.

(6)
This amount is comprised of two awards: i) a restricted stock unit for 32,000 shares granted on July 10, 2017 and was valued at $3.93 per share on the grant date (the closing market price for a share of our common stock on that date); and ii) a restricted stock unit for 144,800 shares granted on December 18, 2017 and was valued at $2.44 per share on the grant date (the closing market price for a share of our common stock on that date).

(7)
This amount is comprised of two awards: i) a restricted stock unit for 32,000 shares granted on July 10, 2017 and was valued at $3.93 per share on the grant date (the closing market price for a share of our common stock on that date); and ii) a restricted stock unit for 128,669 shares granted on December 18, 2017 and was valued at $2.44 per share on the grant date (the closing market price for a share of our common stock on that date).

(8)	This award is a restricted stock unit which was granted on August 9, 2016 and was valued at $21.75 per share on the grant date (the closing market price for a share of our common stock on that date).

Outstanding Equity Awards at 2017 Fiscal Year-End
The following table provides information about the current holdings of stock and option awards by our named executive officers at December 31, 2017.

Name		Option-based Awards				Stock Awards
	Grant Date	Number of Securities Underlying Unexercised Options (#)	Number of Securities Underlying Unexercised Options (#)	Option Exercise Price(1) ($)	Option Expiration Date	Number of Units of Stock Not Vested (#)		Market Value of Units of Stock Not Vested(2) ($)
		Exercisable	Unexercisable
Eric L. Kelly	7/9/2013	34,000	—	12.45	7/8/2023	—		—
	9/16/2013	1,000	—	51.34	9/15/2023	—		—
	8/26/2015	5,600	—	67.75	8/26/2021	—		—
	8/26/2015	—	—	—	—	2,240	(3)	5,510
	12/18/2017	—	—	—	—	287,500	(4)	707,250
Peter Tassiopoulos	3/4/2013	4,000	—	16.28	3/3/2018	—		—
	9/16/2013	4,000	—	51.34	9/15/2023	—		—
Kurt L. Kalbfleisch	8/26/2015	4,000	—	67.75	8/26/2021	—		—
	8/26/2015	—	—	—	—	1,600	(3)	3,936
	7/10/2017	—	—	—	—	32,000	(5)	78,720
	12/18/2017	—	—	—	—	144,800	(4)	356,208
Jenny C. Yeh	11/10/2015	—	—	—	—	2,666	(6)	6,558
	8/9/2016	—	—	—	—	5,332	(7)	13,117
	7/10/2017	—	—	—	—	32,000	(5)	78,720
	12/18/2017	—	—	—	—	128,669	(4)	316,526
_______________

(1)
The exercise prices reported for the options expiring in 2023 for Mr. Kelly, and for each of the options expiring in 2018 and 2023 for Mr. Tassiopoulos, in the table above are presented after conversion from Canadian dollars to U.S. dollars based on an exchange rate of 1.305 Canadian dollars to one U.S. dollar, which is the average conversion rate in effect for 2017.

(2)	Computed by multiplying the number of unvested shares by $2.46, the closing market price of our common shares on December 29, 2017 (the last trading day of December).

(3)	This stock award vested on February 1, 2018.

(4)	This stock award is scheduled to vest in bi-annual installments beginning on June 18, 2018 and ending on December 18, 2020.

(5)	This stock award vested 60% on January 10, 2018 and the remaining shares vest monthly through July 10, 2018.

(6)	This stock award is scheduled to vest in bi-annual installments beginning on April 5, 2018 and ending on October 5, 2018.

(7)	This stock award is scheduled to vest in bi-annual installments beginning on February 9, 2018 and ending on August 9, 2019.

Executive Officer Compensation
Our executive compensation programs are determined by the Compensation Committee, within the scope of the authority delegated to it by our Board of Directors and subject to applicable law. The goals of our program are to attract and retain highly qualified and experienced executives and to provide compensation opportunities that are linked to corporate and individual performance. Decisions by the Compensation Committee on our executive compensation programs are subjective and the result of its business judgment, which is informed by the experiences of its members. The named executive officers do not have any role in determining their own compensation, although the Compensation Committee does consider the recommendations of the Chief Executive Officer in setting compensation levels for the named executive officers other than himself. The primary components of our executive compensation program are base salary, performance bonuses and long-term equity incentive awards. As described in more detail below, the Board approved certain changes to our executive compensation program in December 2017, including certain severance arrangements and those described under “Stay Bonus Agreements” and “Sale Bonus Plan”.
Base Salaries. Base salaries are primarily intended to attract and retain highly qualified executives by providing them with fixed, predictable levels of compensation. The named executive officers’ salary levels are specified in their employment agreements (other than for Mr. Tassiopoulos who is not a party to an employment agreement with the Company) and are subject to periodic review and adjustment by the Compensation Committee.
Performance Bonuses. In March 2017, the Compensation Committee approved a bonus plan for fiscal 2017. The bonus plan was divided into two bonus periods, with the first period consisting of the first two quarters of 2017 and the second period consisting of the last two quarters of fiscal 2017. The bonus amounts were determined based on our revenue and operating expenses for each bonus period against performance targets established by the Compensation Committee for that period. The Compensation Committee also approved the following target bonuses for the named executive officers participating in the plan (in each case expressed as a percentage of the executive’s annual base salary: Mr. Kelly - 100%; Mr. Tassiopoulos - 100%; Mr. Kalbfleisch - 60%; and Ms. Yeh - 20%. The named executive officers’ bonuses for fiscal 2017 are reported in the table above.
Long-Term Equity Incentive Awards. Long-term equity incentives are intended to align the named executive officers’ interests with those of our shareholders as the ultimate value of these awards depends on the value of the Company’s shares. The Company has historically granted equity awards in the form of stock options with an exercise price that is equal to the per-share closing price of our common shares on the grant date. In recent years, restricted stock units have also been granted as provided for under the Company’s 2015 Plan. The Compensation Committee believes that stock options are an effective vehicle for aligning the interests of our executives with those of our shareholders as the executive will only realize value on their options if the share price increases during the period between the grant date and the date the stock option is exercised. The stock options and restricted stock units function as a retention incentive for the named executive officers as they typically vest over a multi-year period following the date of grant. Restricted stock units, which are payable in our common shares, also link the interests of the award recipient with those of our shareholders as the potential value of the award is directly linked to the value of our common shares. Restricted stock units were included as part of the equity award mix granted in fiscal 2017 because they serve as a heightened retention incentive (as the awards generally have some value regardless of our stock price performance) and to help manage the potential dilutive impact of our equity awards (as one restricted stock unit generally has a greater grant date fair value than one stock option, so fewer restricted stock units generally have to be granted than if an award of equivalent grant date fair value was granted in the form of stock options). The named executive officers’ equity awards are subject to accelerated vesting in certain circumstances under their agreements with the Company described below.

Stay Bonus Agreements. In December 2017, the Board approved stay bonus agreements for each of our named executive officers and certain other key employees. Under these agreements, one-half of the executive’s stay bonus will be payable if the executive remains employed with us through a change in control of the Company, and the other one-half of the stay bonus will be payable if the executive remains employed with us for three months after the change in control. If the executive’s employment is terminated by the Company without cause or by the executive for good reason (as such terms are defined in the agreement), any portion of the stay bonus that has not previously been paid will be payable on the executive’s termination (regardless of whether a change in control has occurred). The aggregate stay bonus opportunity for each of the executive officers is as follows: Mr. Kelly - $800,000; Mr. Kalbfleisch - $268,000; Mr. Tassiopoulos - $330,000; and Ms. Yeh - $268,000. In each case, payment of the stay bonus is contingent upon the executive providing the Company with a release of claims.
Sale Bonus Plan. To provide an additional incentive for our named executive officers and certain other key employees to achieve a sale of the Company, we adopted a sale bonus plan in 2017 that provides for participants to receive a specified percentage of the net consideration from one or more qualifying transactions. For purposes of the plan, a “qualifying transaction” is generally a sale of a majority of the Company’s stock or a sale of any of its assets, and the “net consideration” is generally (1) the total proceeds to be paid to the Company or its stockholders in the qualifying transaction, less (2) the Company’s net debt at the time of the transaction, less (3) amounts payable by the Company under the stay bonus agreements described above and the Company’s other expenses incurred in the transaction. Upon a qualifying transaction, a bonus pool equal to 20% of the net consideration in the transaction is established, with each participant being entitled to receive his or her specified percentage of the bonus pool (subject to the terms and conditions of the plan). The specified percentage of the bonus pool that is currently allocated to each of the executive officers is as follows: Mr. Kelly - 30%; Mr. Kalbfleisch - 20%; Mr. Tassiopoulos - 20%; and Ms. Yeh - 15%. A participant must be employed with the Company at the time of the qualifying transaction (or have been terminated by the Company without cause or resigned for good reason within the period of 120 days prior to the qualifying transaction) to be eligible for a bonus with respect to the qualifying transaction. If a participant resigns (other than for good reason) or otherwise forfeits his or her interest under the bonus plan, the forfeited interest may be regranted by the Board as one or more new awards under the plan or, to the extent not re-granted before the time of a qualifying transaction, would be reallocated to the other participants on a pro-rata basis. Bonuses under the plan would generally be paid in connection with the closing of the qualifying transaction, but may be subject to any deferred payment arrangement (such as an escrow or earn-out provision) that applies to the consideration paid in the transaction to the Company or its stockholders.
Employment, Severance and Change in Control Agreements
Eric L. Kelly. In connection with our acquisition of Overland, we assumed the employment agreement then in effect between Overland and Mr. Kelly, who had been serving as Overland’s President and Chief Executive Officer and was appointed our Chairman and Chief Executive Officer, effective December 1, 2014. The agreement provides for Mr. Kelly to earn a base salary of $400,000 and to be eligible to receive an annual bonus based upon the achievement of financial and management objectives reasonably established by our Board of Directors or an authorized committee of our Board of Directors. His annual bonus target is 100% of the greater of $400,000 or his base salary as of the end of the applicable fiscal quarter or year in which the bonus is earned, and he has the opportunity to earn an annual bonus of up to 150% of the target bonus. To the extent that any travel, lodging or auto-expense reimbursements we make to Mr. Kelly are taxable to him, we will provide him with a tax restoration payment so that he will be put in the same after-tax position as if such reimbursements had not been subject to tax. Mr. Kelly’s employment agreement automatically renews each year for an additional one-year term. We may unilaterally modify Mr. Kelly’s cash compensation at any time, subject to Mr. Kelly’s right to terminate his employment for good reason as described below.
Mr. Kelly’s employment agreement also provides that if we terminate his employment without cause or if he resigns from employment for good reason (other than in the circumstances contemplated by his retention agreement described below), we will be obligated to pay him an aggregate severance payment equal to the sum of (i) 150% of the greater of his base salary then in effect or his original base salary, (ii) a portion of his target bonus prorated based on the number of days he was employed during the period on which the target bonus is based (such pro-rated target bonus to also be paid if his termination were due to his death or disability), (iii) an amount equal to the estimated premiums he would be required to pay to continue health insurance coverage under our insurance plans for himself and his eligible dependents under COBRA for 18 months following the date of his termination, and (iv) the estimated amount necessary for him to continue life, accident, medical and dental insurance benefits for himself and his eligible dependents in amounts substantially similar to those which he received immediately prior to the date of his termination for a period of 18 months following his termination (reduced by the amount of any payment for COBRA premiums as described in clause (iii) above). For these purposes, the terms “cause” and “good reason” are defined in the agreement, and a termination of employment by us without cause includes a termination by us at the end of the term then in effect. The severance payment will be made in equal monthly installments over 18 months in accordance with our regular payroll practices. In addition, Mr. Kelly will be entitled to accelerated vesting for any unvested portion of his then outstanding stock options and any other equity-based awards that would otherwise have vested during the 12-month period following his termination. In the case of vested stock options, he will be permitted to exercise such options in whole or in part at any time within one year of the date of his termination, subject to earlier termination upon the expiration of the maximum term of the applicable options under the applicable plan or upon a change in control. The severance benefits described above are contingent upon Mr. Kelly providing us with a general release of all claims.
In addition, in connection with our acquisition of Overland, we also assumed the retention agreement then in effect between Overland and Mr. Kelly. In December 2017, the Board approved an amended and restated version of this agreement with Mr. Kelly. The amended retention agreement provides that if Mr. Kelly’s employment continues through a change in control of the Company (or if his employment is terminated by the Company without cause or he resigns for good reason (as such terms are defined in the agreement) within sixty days prior to the change in control), he will be entitled to a lump sum payment equal to 150% of the sum of his base salary at the time of the consummation of the change of control or his termination date (whichever is higher) and his annual target bonus. Mr. Kelly will also be entitled to accelerated vesting of his then-outstanding and unvested stock options and other equity-based awards granted by the Company, and he will be permitted to exercise vested stock options for one year of the date of his termination, subject to earlier termination upon the expiration of the maximum term of the option or upon a change of control. In addition, if his employment is terminated by the Company without cause or he resigns for good reason within the sixty-day period before a change in control or any time after the change in control, Mr. Kelly will be entitled to a lump sum payment of (i) an amount equal to the estimated premiums he would be required to pay to continue health insurance coverage under our insurance plans for himself and his eligible dependents under COBRA for 18 months following the date of his termination, and (ii) the estimated amount necessary for him to continue life, accident, medical and dental insurance benefits for himself and his eligible dependents in amounts substantially similar to those which he received immediately prior to the date of his termination for a period of 18 months following his termination (reduced by the amount of any payment for COBRA premiums as described in clause (i) above). If any portion of any payment under Mr. Kelly’s retention agreement would constitute an “excess parachute payment” within the meaning of Section 280G of the U.S. Internal Revenue Code, then that payment will be reduced to an amount that is one dollar less than the threshold for triggering the tax imposed by Section 4999 of the U.S. Internal Revenue Code if such reduction would result in a greater benefit for Mr. Kelly on an after-tax basis. The benefits provided under Mr. Kelly’s retention agreement are contingent upon him providing us a general release of claims. In no event will Mr. Kelly be entitled to both the benefits provided under his retention agreement and the severance benefits provided under his employment agreement.
Kurt L. Kalbfleisch. In connection with our acquisition of Overland, we assumed the employment agreement then in effect between Overland and Mr. Kalbfleisch, who had been serving as Overland’s Senior Vice President and Chief Financial Officer and was appointed our Senior Vice President and Chief Financial Officer, effective December 1, 2014. In December 2017, the Board approved an amended and restated version of this agreement with Mr. Kalbfleisch. The restated agreement provides for Mr. Kalbfleisch to earn a base salary of $300,000. Mr. Kalbfleisch’s employment agreement automatically renews each year for an additional one-year term. We may unilaterally modify Mr. Kalbfleisch’s cash compensation at any time, subject to Mr. Kalbfleisch’s right to terminate his employment for good reason. If we terminate Mr. Kalbfleisch’s employment without cause or he resigns his employment for good reason (as such terms are defined in the agreement), in either case more than sixty days before a change in control of the Company, he will be entitled to an aggregate severance payment equal to the sum of (i) the greater of his annual base salary then in effect or his original base salary of $300,000, (ii) a portion of any target bonus prorated based on the number of days he was employed during the period on which the target bonus is based (such pro-rated target bonus to also be paid if his termination were due to his death or disability), (iii) an amount equal to the estimated premiums he would be required to pay to continue health insurance coverage under our insurance plans for himself and his eligible dependents under COBRA for 12 months following the date of his termination, and (iv) the estimated amount necessary for him to continue life, accident, medical and dental insurance benefits for himself and his eligible dependents in amounts substantially similar to those which he received immediately prior to the date of his termination for a period of 12 months following his termination (reduced by the amount of any payment for COBRA premiums as described in clause (iii) above). The severance payment will be made in equal monthly installments over the 12 months following termination of employment. In addition, Mr. Kalbfleisch will be entitled to accelerated vesting of any unvested portion of his then outstanding stock options and other equity-based awards that would otherwise have vested during the 12-month period following his termination. In the case of vested stock options, he will be permitted to exercise such options in whole or in part at any time within one year of the date of his termination, subject to earlier termination upon the expiration of the maximum term of the applicable options under the applicable plan or upon a change in control.
Mr. Kalbfleisch’s restated employment agreement also provides that if his employment continues through a change in control of the Company (or if his employment is terminated by the Company without cause or he resigns for good reason (as such terms are defined in the agreement) within sixty days prior to the change in control), he will be entitled to a lump sum payment equal to 150% of his base salary then in effect. Mr. Kalbfleisch will also be entitled to accelerated vesting of his then-outstanding and unvested stock options and other equity-based awards granted by the Company, and he will be permitted to exercise vested stock options for one year of the date of his termination, subject to earlier termination upon the expiration of the maximum term of the option or upon a change of control. In addition, if his employment is terminated by the Company without cause or he resigns for good reason within the sixty-day period before a change in control or any time after the change in control, Mr. Kalbfleisch will be entitled to a lump sum payment of (i) an amount equal to the estimated premiums he would be required to pay to continue health insurance coverage under our insurance plans for himself and his eligible dependents under COBRA for 12 months following the date of his termination, and (ii) the estimated amount necessary for him to continue life, accident, medical and dental insurance benefits for himself and his eligible dependents in amounts substantially similar to those which he received immediately prior to the date of his termination for a period of 12 months following his termination (reduced by the amount of any payment for COBRA premiums as described in clause (i) above). If any payment under Mr. Kalbfleisch’s employment agreement would constitute an “excess parachute payment” within the meaning of Section 280G of the U.S. Internal Revenue Code, then that payment will be reduced to an amount that is one dollar less than the threshold for triggering the tax imposed by Section 4999 of the U.S. Internal Revenue Code if such reduction would result in a greater benefit for Mr. Kalbfleisch on an after-tax basis. In each case, the severance and change in control benefits provided under Mr. Kalbfleisch’s employment agreement are contingent upon him providing us with a general release of all claims.
Peter Tassiopoulos. In December 2017, the Board approved certain compensation arrangements for Mr. Tassiopoulos. Pursuant to these arrangements, if Mr. Tassiopoulos’ employment continues through a change in control of the Company (or if his employment is terminated by the Company without cause or he resigns for good reason (as such terms are defined in the agreement) prior to the change in control), he will be entitled to receive a lump sum payment of $360,000, and his outstanding and unvested equity-based awards granted by the Company will fully accelerate. In addition, if at any time his employment is terminated by the Company without cause or he resigns for good reason, he will be entitled to receive an amount equal to the estimated premiums he would be required to pay to continue health insurance coverage under our insurance plans for himself and his eligible dependents under COBRA for 12 months following the date of his termination. The benefits described above are contingent upon Mr. Tassiopoulos providing us with a general release of all claims and the entry into a settlement and release agreement by Mr. Tassiopoulos with respect to his prior bonus and severance arrangements with the Company.
Jenny C. Yeh. In December 2017, the Board approved a retention agreement with Ms. Yeh that amended and restated her prior severance agreement with the Company. Under her retention agreement, if Ms. Yeh’s employment continues through a change in control of the Company (or if her employment is terminated by the Company without cause or she resigns for good reason (as such terms are defined in the agreement) prior to the change in control), she will be entitled to receive a lump sum payment in an amount equal to 12 months of her base salary, and her outstanding and unvested equity-based awards granted by the Company will fully accelerate. In addition, if at any time her employment is terminated by the Company without cause or she resigns for good reason, she will be entitled to receive an amount equal to the estimated premiums she would be required to pay to continue health insurance coverage under our insurance plans for herself and her eligible dependents under COBRA for 12 months following the date of her termination. The benefits described above are contingent upon Ms. Yeh providing us with a general release of all claims.

2015 Performance Incentive Plan
Employees, officers, directors and consultants that provide services to us or one of our subsidiaries may be selected to receive awards under the 2015 Plan. Our Board of Directors has broad authority to administer the 2015 Plan, including the authority to select participants and determine the types of awards that they are to receive, determine the grants levels, vesting and other terms and conditions of awards, and construe and interpret the terms of the 2015 Plan and any agreements relating to the plan.
A total of 2,066,747 common shares are authorized for issuance with respect to awards granted under the 2015 Plan (not including shares subject to terminated awards under our Second Amended and Restated Stock Option Plan that become available for issuance under the 2015 Plan). Awards under the 2015 Plan may be in the form of incentive or nonqualified stock options, stock appreciation rights, stock bonuses, restricted stock, stock units and other forms of awards including cash awards. Awards under the plan generally will not be transferable other than by will or the laws of descent and distribution, except that the plan administrator may authorize certain transfers.
The number and type of shares available under the 2015 Plan and any outstanding awards, as well as the exercise or purchase prices of awards, are subject to customary adjustments in the event of stock splits, stock dividends and certain other corporate transactions. Generally, and subject to limited exceptions set forth in the 2015 Plan, if we dissolve or undergo certain corporate transactions such as a merger, business combination or other reorganization, or a sale of all or substantially all of our assets, all awards then-outstanding under the 2015 Plan will become fully vested or paid, as applicable, and will terminate or be terminated in such circumstances, unless the Board of Directors provides for the assumption, substitution or other continuation of the award. The Board of Directors also has the discretion to establish other change in control provisions with respect to awards granted under the 2015 Plan.
The Board of Directors may amend or terminate the 2015 Plan at any time, but no such action will affect any outstanding award in any manner materially adverse to a participant without the consent of the participant. Plan amendments will be submitted to stockholders for their approval as required by applicable law or deemed advisable by the Board of Directors. If not earlier terminated by the Board of Directors, the 2015 Plan will terminate on May 14, 2025. The 2015 Plan is not exclusive - the Board of Directors may grant stock and performance incentives or other compensation, in stock or cash, under other plans or authority.
401(k) Plan
Our On-Track 401(k) Savings Plan covers all of our U.S. employees, provided they meet the requirements of the plan. Our 401(k) plan is intended to qualify under Section 401 of the Internal Revenue Code so that employee contributions and income earned on such contributions are not taxable to employees until withdrawn. Employees may elect to defer up to 60% of their eligible compensation (not to exceed the statutorily prescribed annual limit) in the form of elective deferral contributions to our 401(k) plan. However, our named executive officers qualify as highly compensated employees and may only elect to defer up to 8.5% of their eligible compensation (not to exceed the statutorily prescribed annual limit) in the form of elective deferral contributions to our 401(k) plan. Our 401(k) plan also has a catch up contribution feature for employees aged 50 or older (including those who qualify as highly compensated employees) who can defer amounts over the statutory limit that applies to all other employees. Our 401(k) Plan permits but does not require matching contributions by us on behalf of participants.

Compensation of Directors
The following table provides compensation information for the members of our Board of Directors during 2017 who were not employed by us or any of our subsidiaries (“non-employee directors”). Eric Kelly and Peter Tassiopoulos are each named executive officers who also served on the Board of Directors during 2017. The 2017 compensation information for each of these individuals is presented in the Summary Compensation Table above and they were not entitled to any additional compensation for their service on the Board during fiscal 2017.

Name	Fees Earned ($)	Stock Awards(1) ($)	All Other Compensation ($)	Total ($)
Peter Ashkin(2)	19,670	—	—	19,670
Cheemin Bo-Linn(3)	83,044	77,200	—	160,244
Glenn Bowman(4)	12,000	—	—	12,000
Vivekanand Mahadevan	97,742	—	—	97,742
Duncan McEwan(5)	73,456	40,631	—	114,087
_______________

(1)
At the end of fiscal 2017, the number of shares subject to outstanding restricted stock units for the non-employee directors were as follows: Dr. Bo-Linn - 16,000: Mr. McEwan - 8,421; Mr. Mahadevan - none; Mr. Ashkin - none; and Mr. Bowman - none.

(2)	Mr. Ashkin resigned from our Board of Directors on June 27 2017.

(3)
Dr. Bo-Linn joined our Board on April 17, 2017, and was awarded a restricted stock unit for 16,000 shares on May 10, 2017. The RSU was valued at $4.825 per share on the grant date (the closing market price on NASDAQ for one of our common shares on that date) and vests in full on the one-year anniversary of the grant date.

(4)	Mr. Bowman resigned from our Board of Directors on April 13, 2017.

(5)
Mr. McEwan joined our Board on May 10, 2017, and was awarded a restricted stock unit for 8,421 shares when he joined our Board. The RSU was valued at $4.825 per share on the grant date (the closing market price on NASDAQ for one of our common shares on that date) and vest in full on the one-year anniversary of the grant date.

The non-employee board members are paid $10,000 per quarter for their service on the Board except that the Chair of the Audit Committee and the Lead Board member are paid $12,500 per quarter for their service on the Board. During 2017, the Board also granted restricted stock units to certain non-employee directors as described in the notes to the table above. The Board retains complete discretion to adopt or modify our programs for providing cash and/or equity-based compensation to our non-employee directors as it deems appropriate from time to time.
In August 2017, the Board formed a special committee (the “Special Committee”) to evaluate strategic options for the Company and appointed Messrs., Mahadevan and McEwan, and Dr. Bo-Linn to the Special Committee. Each member is paid $10,000 per month for their service on the Special Committee. Beginning in January 2018, the $10,000 per month is paid 50% in cash and 50% in common shares.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Equity Compensation Plan Information
The following table provides information about our equity compensation plans as of the last day of fiscal 2017, unless otherwise footnoted below. The Company maintains its 2012 Option Plan (“2012 Plan”), 2015 Performance Incentive Plan (“2015 Plan”), and 2015 Employee Stock Purchase Plan (“ESPP”), which have been approved by the Company’s shareholders. No new awards may be granted under the 2012 Plan.

Plan Category	(a) Number of Common Shares to be Issued Upon Exercise of Outstanding Options and Rights	(b) Weighted-average Exercise Price of Outstanding Options and Rights(1)	(c) Number of Common Shares Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Shares Reflected in Column (a))
Equity compensation plans approved by our shareholders(2)	1,133,276	$31.40	1,071,428
Equity compensation plans not approved by our shareholders(3)	58,856	—	—
Total	1,192,132		1,071,428
_________________

(1)	The weighted-average exercise prices do not reflect shares subject to outstanding awards of restricted stock units.

(2)
Of the aggregate number of Shares that are to be issued upon exercise of outstanding options and rights as reported in column (a), 1,046,576 were subject to outstanding awards under the 2015 Plan and 86,700 were subject to outstanding awards under the 2012 Plan as of December 31, 2017. This table does not include the equity awards we assumed in connection with our acquisition of Overland in December 2014. As of December 31, 2017, an additional 1,246 of our common shares were subject to outstanding stock options we assumed in the acquisition (at a weighted average exercise price of $267.70 per share). Of the aggregate number of shares that remained available for future issuance reported in column (c), 771,428 were available under the 2015 Plan and 300,000 were available under the ESPP. The 2015 Plan permits the granting of the following types of incentive awards: stock options, stock appreciation rights, restricted shares, and stock units.

(3)
These figures represent stock units (the “Inducement Stock Units”) granted to certain employees as an inducement to their commencing employment with us as provided under the Nasdaq listing rules. The Inducement Stock Units are generally subject to the same terms as stock units granted under the 2015 Plan. The Inducement Stock Units vest over three years and are subject to earlier termination in the case of termination of the employee’s employment or a change in control of the Company.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
The following table sets forth certain information with respect to the beneficial ownership of our common shares as of March 16, 2018 by each shareholder known to us to beneficially own more than 5% of our common shares, each director, and each executive officer named in the Summary Compensation table above, and all directors and executive officers of Sphere 3D as a group:

Beneficial Owner(1)	Number of Shares Beneficially Owned(2)		Percent(3)
MF Ventures, LLC	2,294,569	(4)	24.5%
201 Spear Street, 14th Floor
San Francisco, CA 94105
Cyrus Capital Partners, L.P.	780,648	(5)	8.3%
65 East 55 Street, 35th Floor
New York, NY 10022
Eric Kelly	92,584	(6)	1.0%
Kurt L. Kalbfleisch	31,612	(7)	*
Peter Tassiopoulos	8,000	(8)	*
Jenny Yeh	5,599	(9)	*
Cheemin Bo-Linn	16,000	(10)	*
Duncan McEwan	8,421	(11)	*
Vivekanand Mahadevan	5,244	(12)	*
Directors and executive officers as a group (7 persons)	167,460	(13)	1.8%
_______________
* Less than 1%

(1)
Except as otherwise indicated, the persons named in this table have sole voting and investment power with respect to all common shares shown as beneficially owned by them. Unless otherwise noted, the address for each beneficial owner is: c/o Sphere 3D Corp., 125 South Market Street, San Jose, CA 95113.

(2)
Under the rules of the Securities and Exchange Commission, a person is deemed to be the beneficial owner of shares that can be acquired by such person within 60 days upon the exercise of options or warrants and vesting of stock awards.

(3)
Calculated on the basis of 9,051,408 shares of common stock outstanding as of March 16, 2018, provided that any additional shares of common stock that a stockholder has the right to acquire within 60 days after March 16, 2018 are deemed to be outstanding for the purpose of calculating that stockholder’s percentage beneficial ownership

(4)
Information was obtained from MF Ventures, LLC and Company records. These shares include the right to acquire 300,000 shares upon exercise of warrants. MF Ventures, LLC is a limited liability company formed to make one or more investments in business ventures or activities deemed appropriate by Victor B. MacFarlane, as Manager of MF Ventures, LLC. Mr. MacFarlane as Manager of MF Ventures, LLC and Thaderine D. MacFarlane as a controlling member of MF Ventures, LLC share voting power over the shares of common stock held by MF Ventures, LLC.

(5)
Information was obtained from Cyrus Capital Partners, L.P. pursuant to Schedule 13D/A filed February 23, 2018. Certain funds and affiliates managed by Cyrus, directly and indirectly own these shares (the “Cyrus Group”). These shares include 44,000 Shares issuable upon exercise of warrants and 326,667 Shares issuable upon conversion of a debenture. The Cyrus Group is comprised of Cyrus Capital Partners, L.P., a Delaware limited partnership, (“Cyrus”), Crescent 1, L.P., a Delaware limited partnership (“Crescent”), CRS Master Fund, L.P., a Cayman Islands exempted limited partnership, (“CRS”), Cyrus Opportunities Master Fund II, Ltd., a Cayman Islands exempted limited company, (“Cyrus Opportunities)”, Cyrus Select Opportunities Master Fund, Ltd., a Cayman Islands exempted limited company, (“Cyrus Select”), Cyrus Capital Partners GP, L.L.C., a Delaware limited partnership, (“Cyrus GP”), Cyrus Capital Advisors, L.L.C., a Delaware limited liability company, (“Cyrus Advisors”), and Mr. Stephen C. Freidheim. Each of Crescent, CRS, Cyrus Opportunities and Cyrus Select, or collectively the Cyrus Funds, are private investment funds engaged in the business of acquiring, holding and disposing of investments in various companies. Cyrus is the investment manager of each of the Cyrus Funds. Cyrus GP is the general partner of Cyrus. Cyrus Advisors is the general partner of Crescent and CRS. Mr. Freidheim is the managing member of Cyrus GP and Cyrus Advisors and is the Chief Investment Officer of Cyrus. Crescent, CRS, Cyrus Opportunities, Cyrus Select and Mr. Freidheim have entered into an investment management agreement with Cyrus giving Cyrus full voting and disposition power over the shares of common stock held by the Cyrus Group.

(6)	These shares include the right to acquire shares upon exercise of 40,600 stock options.

(7)	These shares include the right to acquire shares upon exercise of 4,000 stock options and the payment of 4,266 restricted stock units.

(8)	These shares include the right to acquire shares upon exercise of 4,000 stock options.

(9)	These shares include the right to acquire shares upon the payment of 5,599 restricted stock units.

(10)	These shares include the right to acquire shares upon the payment of 16,000 restricted stock units.

(11)	These shares include the right to acquire shares upon the payment of 8,421 restricted stock units.

(12)	These shares include the right to acquire shares upon exercise of 111 stock options.

(13)	These shares include the right to acquire shares upon exercise of 48,711 stock options and the payment of 34,286 restricted stock units beneficially owned by our directors and executive officers.
Item 13. Certain Relationships and Related Transactions, and Directors Independence
Warrant Exchange Agreement. On March 16, 2018, the Company entered into a warrant exchange agreement (the “Exchange Agreements”), in a privately negotiated exchange under Section 4(a)(2) of the Securities Act of 1933, as amended, pursuant to which the Company issued 1,430,998 common shares in exchange for the surrender and cancellation of the March 24, 2017 warrants (the “Exchange”). Immediately after the Exchange, the Exchange Agreements became null and void. MF Ventures, LLC, participated in the Exchange by acquiring 299,999 common shares in exchange for a warrant to purchase 272,727 common shares.

Purchase Agreement. On February 20, 2018, the Company, Overland, and Silicon Valley Technology Partners LLC, a Delaware limited liability company established and controlled by Eric Kelly, the Company’s Chief Executive Officer and Chairman of the Board of Directors (the “Purchaser”) entered into a share purchase agreement (the “Purchase Agreement”), pursuant to which, among other things, and subject to certain closing conditions, the Company will sell to Purchaser all of the issued and outstanding shares of capital stock of Overland for $45.0 million (the “Purchase Price”), subject to working capital adjustments (the “Share Purchase”). The net proceeds from the Share Purchase will be used to repay: (i) the Company’s outstanding obligations under its Credit Agreement with Opus Bank; (ii) its outstanding obligations under the related party convertible note with FBC Holdings S.a.r.l. (“FBC Holdings”); and (iii) its related party subordinated promissory note with MF Ventures, LLC. The Special Committee of the Board of Directors of the Company and the Board of Directors of the Company (with Eric Kelly recusing) unanimously approved the entry into the Purchase Agreement by the Company. See Note 1 - Organization and Business for additional details.
Private Placement. In August 2017, the Company entered into a securities purchase agreement with certain investors pursuant to which the Company issued (i) 600,000 common shares, of which 395,000 common shares were issued to related parties, and (ii) warrants for the purchase of up to 600,000 common shares, of which 395,000 warrants were issued to related parties, in a private placement in exchange for a cash payment of $3.0 million. The purchase price was $5.00 per common share and warrant to purchase one common share, and the exercise price of the warrants is $5.25 per warrant share. The warrants were subject to certain anti-dilution adjustments through December 2017.
Related Party Warrant Exchange Agreement. In July 2017, the Company entered into amended and restated warrant agreements with certain holders of warrants previously issued in March 2016 (the “Amended March 2016 Warrant”) and between December 2016 and March 2017 (the “Amended March 2017 Warrants” and together with the Amended March 2016 Warrant, the “Amended and Restated Warrants”). Pursuant to the amended and restated warrant agreements, the Company issued an aggregate of 1,617,917 common shares, of which 1,315,385 common shares were issued to related parties, in exchange for the cancellation of such warrants. Immediately after the exchange, the amended and restated warrant agreements became null and void.
Registered Direct Offering and Concurrent Private Placement. On March 24, 2017, the Company entered into a securities purchase agreement with certain investors party thereto, pursuant to which the Company issued to the investors, in the aggregate, 818,182 of the Company’s common shares for gross proceeds of $4.5 million. The security purchase agreement also provided for the concurrent private placement of warrants exercisable to purchase up to 867,272 common shares. Each warrant had an exercise price of $7.50 per warrant share. MF Ventures, LLC, a related party, participated in the offering by acquiring 181,818 common shares and warrants to purchase 181,818 shares for gross proceeds of $1.0 million. In August 2017, the Company issued additional common shares, which triggered a price adjustment for the March 2017 warrants from $7.50 to $5.00 and the Company issued, in the aggregate, additional warrants exercisable to purchase up to 433,638 common shares, of which MF Ventures, LLC received 90,909 warrants exercisable to purchase common shares.
Private Placement. Between December 2016 and March 16, 2017, the Company completed a private placement and issued a total of 725,599 “Units” at a purchase price of $7.50 per Unit. Each Unit consisted of one common share and one warrant from each of two series of warrants. The Company received gross proceeds of $5.4 million in connection with the sale of the Units. The first series of warrants was exercisable to purchase 725,599 common shares in the aggregate and has an exercise price of $10.00 per share, a one-year term, and was exercisable in whole or in part at any time prior to expiration. The second series of warrants was exercisable for 725,599 common shares in the aggregate and has an exercise price of $13.75 per share, a five-year term, and was exercisable in whole or in part at any time prior to expiration. MF Ventures, LLC, participated in the private placements by acquiring 333,333 common shares and warrants to purchase 666,666 shares. Lynn Factor and Sheldon Inwentash, a married couple who beneficially owned, directly or indirectly, securities of the Company carrying more than 5% of the voting rights attached to the outstanding voting securities of the Company (on a partially-diluted basis) during the 2017 fiscal year, participated in the private placements by acquiring 213,000 common shares and warrants to purchase 426,000 shares. An additional 28,000 common shares and warrants to purchase 56,000 shares were acquired by ThreeD Capital Inc. Mr. Inwentash is the Chief Executive Officer of ThreeD Capital Inc. As of December 31, 2017, Lynn Factor and Sheldon Inwentash no longer have a significant direct or indirect ownership of the Company and are no longer are classified as a related party.

Related Party Convertible Notes. In December 2014, in connection with the acquisition of Overland, the existing debt of Overland and the remaining debt of the Company were amended and restated into a $19.5 million convertible note held by FBC Holdings. In April 2016, the Company modified its convertible note with FBC Holdings, pursuant to which the holder made an additional advance and principal amount under the convertible note amount was increased to $24.5 million. The convertible note is scheduled to mature March 31, 2018 and bears interest at an 8.0% simple annual interest rate, payable semi-annually. The obligations under the convertible note are secured by substantially all assets of the Company. At December 31, 2017 and 2016, the Company had $24.4 million and $24.2 million, net of unamortized debt costs of $0.1 million and $0.3 million, respectively, outstanding on the convertible note. In 2017, we issued 586,298 common shares for the payment of interest expense on our convertible note. For the years ended December 31, 2017 and 2016, interest expense, including amortization of debt costs, on the convertible note was $2.2 million and $2.1 million, respectively.
Related Party Loans. In December 2017, the Company entered into a $2.0 million subordinated promissory note with MF Ventures, LLC, a related party. The promissory note is subordinate to the Company’s Opus Bank Credit Agreement and FBC Holdings indebtedness and has a maturity date of the earliest of: (i) December 11, 2020; (ii) immediately after repayment in full of the Opus Bank Credit Agreement and the FBC Holdings indebtedness; or (iii) immediately after the Company’s refinancing of both the Opus Bank Credit Agreement and the FBC Holdings indebtedness. The promissory note may be prepaid at any time by the Company; including any accrued and unpaid interest and a $0.3 million prepayment penalty. The promissory note bears interest at a 12.5% simple annual interest rate, payable quarterly in arrears. Interest shall be paid in kind by increasing the principal amount of the note on each quarterly interest payment date.
In September 2016, the Company entered into a $2.5 million term loan agreement with FBC Holdings. The term loan has a maturity date of January 31, 2018 and bears interest at a 20.0% simple annual interest rate, payable monthly in arrears. Monthly payments of principal on the term loan begin on January 31, 2017, in 13 equal installments. At December 31, 2017 and 2016, the outstanding balance of the term loan was $0.2 million and $2.5 million, respectively. For the years ended December 31, 2017 and 2016, interest expense, including amortization of debt costs, on the term loan was $0.3 million and $0.1 million, respectively. In January 2018, the FBC Holdings term loan was paid in full per the term loan agreement.
Indemnification of Our Executive Officers and Directors
In accordance with the by-laws of the Company, directors and officers are each indemnified by the Company against all liability and costs arising out of any action or suit against them from the execution of their duties, provided that they have carried out their duties honestly and in good faith with a view to the best interests of the Company and have otherwise complied with the provisions of applicable corporate law.
Director Independence
The Board has determined that the following current directors are independent within the meaning of NI 58-101 and NI 52-110 and NASDAQ Marketplace Rule 5605(a)(2): Cheemin Bo-Linn, Vivekanand Mahadevan and Duncan McEwan. The Board has determined that Eric L. Kelly and Peter Tassiopoulos are not independent because of their positions as officers of the Company (holding the position of Chief Executive Officer and President of the Company, respectively). As a result, the Board is currently comprised of three independent directors and a majority of independent directors.

Item 14. Principal Accounting Fees and Services
The aggregate fees incurred by the Company’s current external auditor, Moss Adams, in each of the last two years for audit and other fees are as follows (in thousands):

	2017	2016
Audit fees(1)	$525	$514
Audit related fees(2)	59	10
Tax fees(3)	1	9
All other fees(4)	—	—
	$585	$533
___________________

(1)
Audit fees consist of fees billed for professional services rendered in connection with the audit of our annual consolidated financial statements, which were provided in connection with statutory and regulatory filings or engagements.

(2)
Audit-related fees consist of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of our consolidated financial statements, and are not reported under audit fees.

(3)	Tax fees consist of fees billed for professional services rendered for IRS Section 302 net operating loss limitation study.

(4)	All other fees consist of fees for products and services other than the services reported above. There were no such services rendered to us.
Pre-Approval Policies and Procedures
The Audit Committee has the authority to pre-approve all non-audit services to be provided to the Company by its independent auditor. All services provided by Moss Adams during the years 2017 and 2016 were pre-approved by the Audit Committee.

PART IV
Item 15. Exhibits, Financial Statements Schedules
(a) Documents filed as part of this report.
(1) Financial Statements.
(2) Financial Statement Schedules.
Schedules not listed above have been omitted because they are not applicable or are not required or the information required to be set forth therein is included in the consolidated financial statements or notes thereto.
(3) Exhibits.
List of Exhibits required by Item 601 of Regulation S-K. See part (b) below.

(b) Exhibits.

Exhibit		Filed	Incorporated by Reference
Number	Description	Herewith	Form	File No.	Date Filed

2.1	Asset Purchase Agreement dated August 10, 2015 between Imation Corp., Overland Storage, Inc. and Sphere 3D Corp.		6-K	001-36532	8/14/2015

2.2	Share Purchase Agreement dated February 20, 2018 between Sphere 3D Corp., Overland Storage, Inc., and Silicon Valley Technology Partners LLC		8-K	001-36532	2/21/2018

3.1	Certificate and Articles of Amalgamation		6-K	001-36532	3/25/2015

3.2	Certificate of Amendment to the Articles of Amalgamation of the Company		6-K	001-36532	7/17/2017

3.3	By-Law No. 1, as Amended		6-K	001-36532	7/17/2017

3.4	By-Law No. 2		6-K	001-36532	5/12/2017

4.1	Specimen certificate evidencing Common Shares		F-3	333-210735	4/13/2016

4.2	Form of Warrant		6-K	001-36532	6/2/2015

4.3	Form of Warrant		6-K	001-36532	10/7/2015

4.4	Form of Canadian Warrant		6-K	001-36532	12/2/2015

4.5	Form of Fund Warrant		6-K	001-36532	12/2/2015

4.6	Warrant dated March 25, 2016, issued to MF Ventures, LLC		40-F	001-36532	3/30/2016

4.7	Form of Warrant		6-K	001-36532	3/24/2017

4.8	Replacement Warrant to Purchase common shares dated December 30, 2016 issued by the Company to Opus Bank		6-K	001-36532	3/24/2017

4.9	First Additional Warrant to Purchase common shares dated March 12, 2017 issued by the Company to Opus Bank		6-K	001-36532	3/24/2017

4.10	Second Additional Warrant to Purchase common shares dated March 12, 2017 issued by the Company to Opus Bank		6-K	001-36532	3/24/2017

4.11	Form of One-Year Warrant Agreement		20-F	001-36532	3/31/2017

4.12	Form of Five-Year Warrant Agreement		20-F	001-36532	3/31/2017

4.13	Form of Amended One and Five -Year Warrant Agreement		6-K	001-36532	7/20/2017

4.14	Amended March 25, 2016 Warrant issued to MF Ventures, LCC		6-K	001-36532	7/20/2017

4.15	Form of Warrant Agreement		6-K	001-36532	8/15/2017

10.1	Voting Agreements each dated July 15, 2013 between Eric L. Kelly and various shareholders of the Company		40-F	000-55232	6/27/2014

10.2	Board Nomination Rights Agreement dated July 15, 2013 between Eric L. Kelly and the Company		40-F	000-55232	6/27/2014

Exhibit		Filed	Incorporated by Reference
Number	Description	Herewith	Form	File No.	Date Filed
10.3	8% Senior Secured Convertible Debenture dated December 1, 2014 between the Company and FBC Holdings S.A.R.L.		6-K	001-36532	12/16/2014

10.4	First Amendment to 8% Senior Secured Convertible Debenture dated November 30, 2015 between the Company and FBC Holdings S.A.R.L.		6-K	001-36532	12/2/2015

10.5	Second Amendment to 8% Senior Secured Convertible Debenture dated April 6, 2016 between the Company and FBC Holdings S.A.R.L.		6-K	001-36532	4/7/2016

10.6	Revolving Credit Agreement dated December 30, 2014 between the Company, Overland Storage, Inc. and FBC Holdings S.A.R.L.		6-K	001-36532	1/22/2015

10.7	First Amendment to Revolving Credit Agreement dated July 10, 2015 between the Company, Overland Storage, Inc. and FBC Holdings S.A.R.L.		6-K	001-36532	7/31/2015

10.8	Form of Purchase Agreement		6-K	001-36532	6/2/2015

10.9	Form of Registration Rights Agreement		6-K	001-36532	6/2/2015

10.10	Form of Subscription Agreement		6-K	001-36532	10/7/2015

10.11	Form of Subscription Agreement		6-K	001-36532	12/2/2015

10.12	Form of Securities Purchase Agreement		6-K	001-36532	12/2/2015

10.13	Warrant Exchange Agreement, dated March 25, 2016, by and between the Company and MF Ventures, LLC		40-F	001-36532	3/30/2016

10.14	Form of Securities Purchase Agreement		6-K	001-36532	3/24/2017

10.15	Form of Leak Out Agreement		6-K	001-36532	3/24/2017

10.16	Form of Registration Rights Agreement		6-K	001-36532	3/24/2017

10.17	Placement Agency Agreement dated March 24, 2017 between the Company and Roth Capital Partners, LLC		6-K	001-36532	3/24/2017

10.18	Form of Lock-Up Agreement		6-K	001-36532	3/24/2017

10.19	Form of Stock Purchase Agreement		20-F	001-36532	3/31/2017

10.20	Registration Rights Agreement		6-K	001-36532	8/15/2017

10.21	Form of Securities Purchase Agreement dated August 11, 2017		6-K	001-36532	8/15/2017

10.22*	Credit Agreement dated April 6, 2016 between Overland Storage, Inc., Tandberg Data Gmbh and Opus Bank		6-K	001-36532	4/21/2016

10.23*	Consent, Waiver, Reaffirmation and Amendment Number One to Credit Agreement dated December 30, 2016 between Overland Storage, Inc., Tandberg Data Gmbh and Opus Bank		6-K/A	001-36532	6/19/2017

10.24	Amendment Number Two to Credit Agreement, Amendment Number One to Amendment Number 1, Waiver and Reaffirmation dated March 12, 2017 between Overland Storage, Inc., Tandberg Data Gmbh and Opus Bank		6-K/A	001-36532	6/19/2017

Exhibit		Filed	Incorporated by Reference
Number	Description	Herewith	Form	File No.	Date Filed

10.25	Third Amendment to Credit Agreement dated March 22, 2017 between Overland Storage, Inc., Tandberg Data Gmbh and Opus Bank		6-K/A	001-36532	6/19/2017

10.26	Amendment Number Four to Credit Agreement and Reaffirmation dated April 28, 2017 between Overland Storage, Inc., Tandberg Data Gmbh and Opus Bank		6-K	001-36532	6/19/2017

10.27	Amendment Number Five to Credit Agreement and Reaffirmation dated June 10, 2017 between Overland Storage, Inc., Tandberg Data Gmbh and Opus Bank		6-K	001-36532	6/19/2017

10.28	Amendment Number Six to Credit Agreement, Amendment Number Two to Amendment Number 1, Waiver and Reaffirmation dated June 30, 2017 between Overland Storage, Inc., Tandberg Data Gmbh and Opus Bank		6-K	001-36532	7/28/2017

10.29	Amendment Number Seven to Credit Agreement, Waiver and Reaffirmation dated September 20, 2017 between Overland Storage, Inc., Tandberg Data Gmbh and Opus Bank		6-K	001-36532	9/21/2017

10.30	Term Loan Agreement dated September 16, 2016 between the Company and FBC Holdings S.A.R.L.		6-K	001-36532	3/24/2017

10.31	Subordinated Promissory Note Purchase Agreement dated December 11, 2017 between Overland Storage, Inc. and MF Ventures, LLC		6-K	001-36532	12/15/2017

10.32	Subordinated Promissory Note dated December 11, 2017 between Overland Storage, Inc. and MF Ventures, LLC		6-K	001-36532	12/15/2017

10.33	San Diego, California Headquarters Facility Lease dated October 12, 2000 between the Company and LBA-VIF One, LLC		10-Q	000-22071	2/14/2001

10.34	First Amendment to Lease dated January 18, 2001 between Overland Storage, Inc. and LBA Overland, LLC, (as successor-in-interest to LBA-VIF One, LLC)		10-K	000-22071	9/28/2001

10.35	Second Amendment to Lease dated July 1, 2010 between Overland Storage, Inc. between the Company and LBA Overland, LLC (as successor-in-interest to LBA-VIF One, LLC)		10-K	000-22071	9/28/2001

10.36	Third Amendment to Lease dated July 1, 2010 between the Company and Overtape (CA) QRS 15-14, Inc. (successor-in-interest to LBA Overland, LLC, the successor-in-interest to LBA-VIF One, LLC		10-K	000-22071	9/24/2010

10.37	Fourth Amendment to Lease dated October 15, 2013 between the Company and Overtape (CA) QRS 15-14, Inc. (successor-in-interest to LBA Overland, LLC, the successor-in-interest to LBA-VIF One, LLC		10-Q	000-22071	2/13/2014

10.38	Fifth Amendment to Lease dated December 8, 2015 between the Company and Overtape (CA) QRS 15-14, Inc. (successor-in-interest to LBA Overland, LLC, the successor-in-interest to LBA-VIF One, LLC		20-F	001-36532	3/31/2017

Exhibit		Filed	Incorporated by Reference
Number	Description	Herewith	Form	File No.	Date Filed
10.39	San Jose, California Headquarters Office Lease dated February 9, 2010 between Overland Storage, Inc. and Park Center Plaza Investors, L.P.		20-F	001-36532	3/31/2017

10.40	First Amendment to San Jose, California Headquarters Office Lease dated March 22, 2017 between Sphere 3D Corp. and Park Center Plaza Investors, L.P.		20-F	001-36532	3/31/2017

10.41	Lease Revenue Contract dated May 19, 2016 between Guangzhou Tandberg Electronic Components Co., Ltd. And Guangzhu Shi Panyu Tongxing Paper Products Co., Ltd.		20-F	001-36532	3/31/2017

10.42	Sphere 3D Second Amended and Restated Stock Option Plan		F-4	333-197569	7/23/2014

10.43	Sphere 3D Corp. 2015 Performance Incentive Plan, as amended		S-8	333-214605	1/29/2018

10.44	Form of Inducement Restricted Stock Unit Agreement		S-8	333-209251	2/1/2016

10.45	Form of Executive Inducement Restricted Stock Unit Agreement		S-8	333-209251	2/1/2016

10.46	Sphere 3D Corp. Employee Stock Purchase Plan, as amended		S-8	333-205236	1/29/2018

10.47	Employment Agreement between Overland Storage, Inc. and Eric Kelly dated August 3, 2011		8-K	000-22071	8/4/2011

10.48+	Amended and Restated Retention Agreement between Sphere 3D Corp. and Eric Kelly dated December 18, 2017	X

10.49+	Amended and Restated Employment Agreement between Sphere 3D Corp. and Kurt Kalbfleisch dated December 18, 2017	X

10.50+	Offer of Employment Letter between Sphere 3D Corp. and Jenny Yeh dated September 24, 2015	X

10.51+	Retention Agreement between Sphere 3D Corp. and Jenny Yeh dated December 18, 2017	X

10.52+	Form of Stay Bonus Letter Agreement dated December 18, 2017 between Sphere 3D Corp. and Eric Kelly, Kurt Kalbfleisch, Jenny Yeh and Peter Tassiopoulos	X

10.53+	Sale Bonus Plan dated December 18, 2017 and Form of Award Agreement between Sphere 3D Corp. and Eric Kelly, Kurt Kalbfleisch, Jenny Yeh and Peter Tassiopoulos	X

10.54+	Form of Restricted Stock Unit Agreement dated December 18, 2017 between Sphere 3D Corp. and Eric Kelly, Kurt Kalbfleisch and Jenny Yeh	X

10.55+	Form of RSU Amendment Letter between Sphere 3D Corp. and Cheemin Bo-Linn and Duncan McEwan dated December 18, 2017	X

10.56+	Retention Agreement between Sphere 3D Corp. and Peter Tassiopoulos dated December 18, 2017	X

10.57+	Form of Executive Stock Option Agreement	X

Exhibit		Filed	Incorporated by Reference
Number	Description	Herewith	Form	File No.	Date Filed
10.58	Letter from Opus Bank to Overland Storage, Inc. dated November 30, 2017 re consent re extension of milestone under Credit Agreement and Amendment to Credit Agreement	X

10.59	Plano, Texas Lease Agreement dated March 25, 2016 between Unified ConneXions, Inc. and Prologis TLF (Dallas), LLC	X

14.1	Code of Business Conduct and Ethics Policy		6-K	001-36532	4/1/2015

21.1	Subsidiaries of Registrant	X

23.1	Consent of Independent Registered Public Accounting Firm	X

31.1	Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

31.2	Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

101.INS	XBRL Instance Document	X

101.SCH	XBRL Taxonomy Extension Schema	X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase	X

101.DEF	XBRL Taxonomy Extension Definition Linkbase	X

101.LAB	XBRL Taxonomy Extension Label Linkbase	X

101.PRE	XBRL Taxonomy Presentation Linkbase	X
_______________
* Portions of this exhibit have been omitted pursuant to a request for confidential treatment.
+ Management contract or compensation plan or arrangement.
Item 16. Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Sphere 3D Corp.

/s/ Eric L. Kelly
Eric L. Kelly
Chief Executive Officer
Date:   March 21, 2018
POWER OF ATTORNEY
Each person whose signature appears below constitutes and appoints Eric L. Kelly and Kurt L. Kalbfleisch, jointly and severally, as his attorney-in-fact, each with the power of substitution, for him in any and all capacities, to sign any amendments to this annual report on Form 10-K and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof. Pursuant to the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ ERIC L. KELLY	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	March 21, 2018
Eric L. Kelly

/s/ KURT L. KALBFLEISCH	Chief Financial Officer (Principal Financial and Accounting Officer)	March 21, 2018
Kurt L. Kalbfleisch

/s/ CHEEMIN BO-LINN	Director	March 21, 2018
Cheemin Bo-Linn

/s/ VIVEKANAND MAHADEVAN	Director	March 21, 2018
Vivekanand Mahadevan

/s/ DUNCAN MCEWAN	Director	March 21, 2018
Duncan McEwan

/s/ PETER TASSIOPOULOS	Director	March 21, 2018
Peter Tassiopoulos

Report of Independent Registered Public Accounting Firm
The Shareholders and Board of Directors of
Sphere 3D Corp.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Sphere 3D Corp. (the “Company”) as of December 31, 2017 and 2016, the related consolidated statements of operations, comprehensive loss, cash flows, and shareholders’ equity for the years then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2017 and 2016, and the consolidated results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.
Going Concern Uncertainty
The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has suffered recurring losses from operations, has a net working capital deficiency, and may not be able to amend, refinance, or pay off its debt and credit facilities, which raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.
Basis for Opinion
These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.
Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures to respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.
/s/ Moss Adams LLP
San Diego, California
March 21, 2018
We have served as the Company’s auditor since 2015.

Sphere 3D Corp.
Consolidated Balance Sheets
(in thousands of U.S. dollars)

	December 31, 2017	December 31, 2016
Assets
Current assets:
Cash and cash equivalents	$4,598	$5,056
Accounts receivable, net of allowance for doubtful accounts of $1,675 and $1,648, respectively	11,482	11,591
Inventories	8,366	10,002
Investment	—	1,500
Other current assets	1,829	2,121
Total current assets	26,275	30,270
Property and equipment, net	2,742	3,058
Intangible assets, net	41,473	47,728
Goodwill	11,590	11,068
Other assets	1,200	432
Total assets	$83,280	$92,556
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$9,362	$10,561
Accrued liabilities	4,157	3,619
Accrued payroll and employee compensation	3,240	2,227
Deferred revenue	5,060	5,338
Debt, related party	26,613	2,294
Debt	18,195	17,300
Other current liabilities	1,283	1,515
Total current liabilities	67,910	42,854
Deferred revenue, long-term	1,276	1,051
Long-term debt, related party	—	24,401
Deferred income taxes	1,342	3,100
Other non-current liabilities	2,289	704
Total liabilities	72,817	72,110
Commitments and contingencies (Note 14)
Shareholders’ equity:
Common shares, no par value; 7,116 and 2,663 shares issued and outstanding as of December 31, 2017 and 2016, respectively	173,871	157,254
Accumulated other comprehensive loss	(1,981)	(1,565)
Accumulated deficit	(161,427)	(135,243)
Total shareholders’ equity	10,463	20,446
Total liabilities and shareholders’ equity	$83,280	$92,556

See accompanying notes to consolidated financial statements.

Sphere 3D Corp.
Consolidated Statements of Operations
(in thousands of U.S. dollars, except per share amounts)

	Year Ended December 31,
	2017	2016
Net revenue:
Product revenue	$72,819	$68,065
Service revenue	8,704	8,328
	81,523	76,393
Cost of product revenue	53,142	50,434
Cost of service revenue	3,697	3,620
Gross profit	24,684	22,339
Operating expenses:
Sales and marketing	18,682	22,243
Research and development	7,281	8,794
General and administrative	20,112	20,728
Impairment of goodwill and acquired intangible assets	2,524	34,398
	48,599	86,163
Loss from operations	(23,915)	(63,824)
Other income (expense):
Interest expense	(3,391)	(1,981)
Interest expense, related party	(2,520)	(3,106)
Other income, net	2,010	1,276
Loss before income taxes	(27,816)	(67,635)
(Benefit from) provision for income taxes	(1,632)	825
Net loss	$(26,184)	$(68,460)
Net loss per share:
Basic and diluted	$(5.26)	$(34.42)
Shares used in computing net loss per share:
Basic and diluted	4,978	1,989
See accompanying notes to consolidated financial statements.

Sphere 3D Corp.
Consolidated Statements of Comprehensive Loss
(in thousands of U.S. dollars)

	Year Ended December 31,
	2017	2016
Net loss	$(26,184)	$(68,460)
Other comprehensive loss:
Foreign currency translation adjustment	(416)	(430)
Total other comprehensive loss	(416)	(430)
Comprehensive loss	$(26,600)	$(68,890)
See accompanying notes to consolidated financial statements.

Sphere 3D Corp.
Consolidated Statements of Cash Flows
(in thousands of U.S. dollars)

	Year Ended December 31,
	2017	2016
Operating activities:
Net loss	$(26,184)	$(68,460)
Adjustments to reconcile net loss to cash used in operating activities:
Impairment of goodwill and acquired intangible assets	2,524	34,398
Depreciation and amortization	6,087	6,187
Share-based compensation	7,795	9,131
Provision for losses on accounts receivable	12	715
Deferred tax (benefit) provision	(2,114)	349
Amortization of debt issuance costs	2,241	1,453
Loss on revaluation of investment	1,145	—
Fair value adjustment of warrants	(2,249)	(1,248)
Payment in-kind interest expense, related party	15	—
Loss on extinguishment of debt	—	502
Changes in operating assets and liabilities (net of effects of acquisition):
Accounts receivable	1,377	(1,185)
Inventories	2,048	1,282
Accounts payable and accrued liabilities	1,398	1,066
Accrued payroll and employee compensation	785	(377)
Deferred revenue	(808)	(1,344)
Other assets and liabilities, net	(3,037)	58
Net cash used in operating activities	(8,965)	(17,473)
Investing activities:
Acquisition, net of cash acquired	(1,051)	—
Purchase of fixed assets	(123)	(237)
Net cash used in investing activities	(1,174)	(237)
Financing activities:
Proceeds from issuance of common shares and warrants	10,862	5,831
Payment for issuance costs	(1,020)	—
Proceeds from debt, related party	2,000	2,500
Payments on debt, related party	(2,308)	(5,000)
Proceeds from debt	—	18,195
Payments on debt	—	(7,391)
Payment for restricted stock units tax liability on net settlement	—	(12)
Net cash provided by financing activities	9,534	14,123
Effect of exchange rate changes on cash	147	(18)
Net decrease in cash and cash equivalents	(458)	(3,605)
Cash and cash equivalents, beginning of period	5,056	8,661
Cash and cash equivalents, end of period	$4,598	$5,056

Sphere 3D Corp.
Consolidated Statements of Cash Flows (continued)
(in thousands of U.S. dollars)

	Year Ended December 31,
	2017	2016
Supplemental disclosures of cash flow information:
Cash paid for income taxes	$215	$228
Cash paid for interest	$1,681	$946
Supplemental disclosures of non-cash investing and financing activities:
Issuance of common shares for related party liabilities	$1,960	$1,859
Issuance of common shares for acquisition	$332	$—
Issuance of common shares for settlement of liabilities	$184	$531
Issuance of warrants in relation to settlement of liabilities	$181	$1,995
Costs accrued for issuance of common shares	$94	$—
Issuance of common shares for cost-method investment	$—	$1,500
Issuance of warrants in relation to related party credit facility	$—	$485

See accompanying notes to consolidated financial statements.

Sphere 3D Corp.
Consolidated Statements of Shareholders’ Equity
(in thousands of U.S. dollars)

	Common Shares		Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Shareholders' Equity
	Shares	Amount
Balance at January 1, 2016	1,808	$136,058	$(1,135)	$(66,783)	$68,140
Issuance of common shares for cash and warrants, net	419	5,707	—	—	5,707
Issuance of common shares for investment purchase	158	1,500	—	—	1,500
Issuance of common shares for settlement of related party interest expense	169	1,859	—	—	1,859
Issuance of warrants	—	1,994	—	—	1,994
Issuance of warrants in relation to related party debt	—	485	—	—	485
Issuance of common shares pursuant to the vesting of restricted stock units	81	(11)	—	—	(11)
Issuance of restricted stock awards	28	531	—	—	531
Share-based compensation	—	9,131	—	—	9,131
Other comprehensive loss	—	—	(430)	—	(430)
Net loss	—	—	—	(68,460)	(68,460)
Balance at December 31, 2016	2,663	157,254	(1,565)	(135,243)	20,446
Issuance of common shares and warrants for cash, net	1,867	9,993	—	—	9,993
Allocation of warrants to liability	—	(3,647)	—	—	(3,647)
Issuance of common shares for warrant exchange	1,618	—	—	—	—
Issuance of common shares for acquisition	88	332	—	—	332
Issuance of common shares for settlement of related party interest expense	586	1,960	—	—	1,960
Issuance of common shares pursuant to the vesting of restricted stock units	239	—	—	—	—
Issuance of restricted stock awards	55	184	—	—	184
Share-based compensation		7,795	—	—	7,795
Other comprehensive loss	—	—	(416)	—	(416)
Net loss	—	—	—	(26,184)	(26,184)
Balance at December 31, 2017	7,116	$173,871	$(1,981)	$(161,427)	$10,463
See accompanying notes to consolidated financial statements.

Sphere 3D Corp.
Notes to Consolidated Financial Statements

1.	Organization and Business
Sphere 3D Corp. (the “Company”) was incorporated under the Business Corporations Act (Ontario) on May 2, 2007 as T.B. Mining Ventures Inc. On March 24, 2015, the Company completed a short-form amalgamation with a wholly-owned subsidiary. In connection with the short-form amalgamation, the Company changed its name to “Sphere 3D Corp.”
The Company delivers data management, and desktop and application virtualization solutions through hybrid cloud, cloud and on premise implementations by its global reseller network. The Company achieves this through a combination of containerized applications, virtual desktops, virtual storage and physical hyper-converged platforms. The Company’s products allow organizations to deploy a combination of public, private or hybrid cloud strategies while backing them up with the latest storage solutions. The Company has a portfolio of brands including RDX®, Glassware 2.0™, SnapCLOUD®, SnapServer®, SnapSync™, NEO®, and V3®.
Related Party Share Purchase Agreement
On February 20, 2018, the Company, Overland Storage, Inc., a California corporation and a wholly owned subsidiary of the Company (“Overland”), and Silicon Valley Technology Partners LLC, a Delaware limited liability company established and controlled by Eric Kelly, the Company’s Chief Executive Officer and Chairman of the Board of Directors (the “Purchaser”) entered into a share purchase agreement (the “Purchase Agreement”), pursuant to which, among other things, and subject to certain closing conditions, the Company will sell to Purchaser all of the issued and outstanding shares of capital stock of Overland for $45.0 million (the “Purchase Price”), subject to a working capital adjustment (the “Share Purchase”). The net proceeds from the Share Purchase will be used to repay: (i) the Company’s outstanding obligations under its Credit Agreement with Opus Bank; (ii) its outstanding obligations under the related party convertible note with FBC Holdings S.a.r.l. (“FBC Holdings”); and (iii) its related party subordinated promissory note with MF Ventures, LLC. The Special Committee of the Board of Directors of the Company and the Board of Directors of the Company (with Eric Kelly recusing himself) unanimously approved the entry into the Purchase Agreement by the Company.
 Under the terms of the Purchase Agreement, the Share Purchase is contingent upon, and Purchaser must use its best efforts to arrange for, debt and/or equity financing in an amount at least equal to the Purchase Price in order to consummate the Share Purchase (the “Financing”). In addition, the Company must use commercially reasonable efforts to provide all cooperation reasonably requested by Purchaser regarding the Financing. Until the Financing is committed in accordance with a Contingency Termination Event (as defined below), the Company is free to solicit and negotiate other offers to purchase the Company, Overland or any or all of their assets and has the right to terminate the Purchase Agreement for any or no reason without penalty (subject to the expense reimbursement provisions described below).
The closing of the Share Purchase and of the other transactions contemplated by the Purchase Agreement are subject to (i) the adoption of the Purchase Agreement by the affirmative vote of the holders of (a) at least 66 2/3% of the outstanding common shares of the Company cast in person or by proxy at the special meeting of shareholders and (b) a majority of the votes cast by certain “minority shareholders” in person or by proxy at the special meeting of shareholders (the “Shareholder Approval”) and (ii) the transfer by the Company of (a) the businesses of (x) Unified ConneXions, Inc. and (y) HVE ConneXions, LLC (including the provision of information technology consulting services and hardware solutions around cloud computing, data storage and server virtualization to corporate, government, and educational institutions), and (b) the SNAP network attached storage business to a subsidiary of the Company other than Overland or a subsidiary of Overland. The closing of the Share Purchase and of the other transactions contemplated by the Purchase Agreement are also subject to various other conditions, including the consummation of the Financing, the absence of any order, statute, rule, regulation, executive order, decree or injunction issued by any governmental entity prohibiting the Share Purchase, the absence of a pending claim, suit, action or proceeding material claims seeking to prohibit the Share Purchase, the accuracy of the representations and warranties contained in the Purchase Agreement, compliance with the covenants and agreements contained in the Purchase Agreement in all material respects, and the absence of a material adverse effect on either the Company or Overland.
The Company has made customary representations, warranties and covenants in the Purchase Agreement, including, among others, covenants (i) to conduct its business in the ordinary course during the period between the execution of the Purchaser Agreement and the closing of the Share Purchase, (ii) not to engage in specified types of transactions during this period unless agreed to in writing by Purchaser, (iii) to convene and hold a meeting of its shareholders for the purpose of obtaining the Shareholder Approval and (iv) subject to certain exceptions and only following the occurrence of the Contingency Termination Event (as defined below), not to solicit and negotiate other offers to purchase the Company, Overland or any or all of their assets or to withdraw, modify or qualify in a manner adverse to Purchaser the recommendation of the Board that the Company’s shareholders vote in favor of approving the Share Purchase. The Company has also agreed to indemnification provisions in favor of Purchaser that are customary for transactions of this type.
Prior to the (i) execution and delivery of financing commitments in forms reasonably acceptable to the Company, which provide, among other things, for commitments from financing sources sufficient to pay the Purchase Price in the Share Purchase, (ii) execution and delivery by Purchaser of an irrevocable waiver in a form reasonably acceptable to the Company waiving Purchaser’s condition to the obligation to close the Share Purchase that the Financing has been received and (iii) an executed certificate delivered by Purchaser to the Company regarding the accuracy of certain representations regarding the Financing (the “Contingency Termination Event”), the Company has the right to terminate the Purchase Agreement for any reason or for no reason. The Purchase Agreement also provides that, upon such termination of the Purchase Agreement by the Company, the Company has agreed to reimburse Purchaser up to approximately $350,000 for the reasonable and documented out-of-pocket expenses incurred by the Purchaser and the sources for the Financing in connection with the negotiation, execution and performance of the Purchase Agreement and the transactions contemplated thereby, as well as the fees and expenses of the Purchaser's outside counsel.
In addition, the Purchase Agreement contains certain other termination rights, including, following the occurrence of the Contingency Termination Event, the right of the Company to terminate the Purchase Agreement under specified circumstances to accept an unsolicited superior proposal from a third party. The Purchase Agreement provides that, following the occurrence of the Contingency Termination Event and upon termination of the Purchase Agreement by the Company under specified circumstances (including termination by the Company to accept a superior proposal) or by Purchaser under specified circumstances, a termination fee equal to the lesser of (i) $1.0 million and (ii) the amount of Purchaser’s reasonable fees and expenses in connection with the negotiation, execution and performance of the Purchase Agreement (including the amount that the Purchaser must pay or reimburse to the sources for the Financing) will be payable by the Company to the Purchaser. Such termination fee is also payable following the occurrence of the Contingency Termination Event under certain other specified circumstances set forth in the Purchase Agreement. The Purchase Agreement also provides that each party to the Purchase Agreement may compel the other party or parties thereto to specifically perform its or their obligations under the Purchase Agreement. However, if the Purchase Agreement is terminated such that the Company termination fee becomes payable, the Purchaser will be precluded from any other remedy against the Company or Overland, including expense reimbursement and specific performance. Further, if the Purchase Agreement is terminated such that the expense reimbursement becomes payable, the Purchaser will be precluded from any other remedy against the Company or Overland, including the Company termination fee and specific performance. Subject to certain exceptions and limitations, either party may terminate the Purchase Agreement if the Share Purchase is not consummated by August 19, 2018.

Management has projected that cash on hand will not be sufficient to allow the Company to continue operations beyond March 31, 2018 if the Company is unable to amend, refinance, or pay off its debt and credit facilities. In February 2018, the Company entered into a Purchase Agreement. If the transactions contemplated by the Purchase Agreement are consummated, the Company expects that the proceeds to be received by the Company would be sufficient to pay off its outstanding debt and credit facilities. The Company anticipates to hold a special shareholder meeting in April 2018 to seek shareholder approval for the Share Purchase and, subject to the receipt of requisite shareholder approval, anticipates the transaction will close shortly thereafter. There can be no guarantee that we will be able to raise additional funds or amend or refinance our debt and credit facilities on favorable terms or at all, nor can there be any guarantee that the Company’s shareholders will approve the Share Purchase. Significant changes from the Company’s current forecasts, including but not limited to: (i) failure to comply with the financial covenants in its credit facilities; (ii) shortfalls from projected sales levels; (iii) unexpected increases in product costs; (iv) increases in operating costs; (v) changes in the historical timing of collecting accounts receivable; and (vi) inability to maintain compliance with the requirements of the NASDAQ Capital Market and/or inability to maintain listing with the NASDAQ Capital Market could have a material adverse impact on the Company’s ability to access the level of funding necessary to continue its operations at current levels. If any of these events occurs or the Company is unable to generate sufficient cash from operations or financing sources, the Company may be forced to liquidate assets where possible and/or curtail, suspend or cease planned programs or operations generally or possibly seek bankruptcy protection, which would have a material adverse effect on the Company’s business, results of operations, financial position and liquidity.
The Company incurred losses from operations and negative cash flows from operating activities for the 12 months ended December 31, 2017, and such losses might continue for a period of time. Based upon the Company's current expectations and projections for the next year, the Company believes that it may not have sufficient liquidity necessary to sustain operations beyond March 31, 2018 due to the maturity dates of the existing debt facilities. These factors, among others, raise doubt that the Company will be able to continue as a going concern. The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.
Reverse Stock Split
On July 5, 2017, the Board of Directors of the Company authorized a share consolidation (also known as a reverse stock split) of the Company’s issued and outstanding common shares at a ratio of 1-for-25, which became effective on July 11, 2017. All share and per share amounts in the accompanying consolidated financial statements and the notes thereto have been restated for all periods to reflect the share consolidation.

2.	Significant Accounting Policies
Principles of Consolidation
The consolidated financial statements of the Company have been prepared by management in accordance with accounting principles generally accepted in the United States of America (“GAAP”), applied on a basis consistent for all periods. These consolidated financial statements include the accounts of the Company and its subsidiaries, all of which are wholly owned. All intercompany balances and transactions have been appropriately eliminated in consolidation.
Use of Estimates
The preparation of the consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the consolidated financial statements and reported amounts of revenues and expenses during the reporting period. Significant areas requiring the use of management estimates relate to the determination of provisions for impairment assessments of goodwill, other indefinite-lived intangible assets and long-lived assets; deferred revenue; allowance for doubtful receivables; inventory valuation; warranty provisions; deferred income taxes; and litigation claims. Actual results could differ from these estimates.

Foreign Currency Translation
The financial statements of foreign subsidiaries, for which the functional currency is the local currency, are translated into U.S. dollars using the exchange rate at the consolidated balance sheet date for assets and liabilities and a weighted-average exchange rate during the year for revenue, expenses, gains and losses. Translation adjustments are recorded as other comprehensive income (loss) within shareholders’ equity. Gains or losses from foreign currency transactions are recognized in the consolidated statements of operations. Such transactions resulted in a gain of $0.9 million in 2017 and a minimal loss in 2016.
Cash Equivalents
Highly liquid investments with insignificant interest rate risk and original maturities of three months or less, when purchased, are classified as cash equivalents. Cash equivalents are composed of money market funds. The carrying amounts approximate fair value due to the short maturities of these instruments.
Accounts Receivable
Accounts receivable is recorded at the invoiced amount and is non-interest bearing. We estimate our allowance for doubtful accounts based on an assessment of the collectability of specific accounts and the overall condition of the accounts receivable portfolio. When evaluating the adequacy of the allowance for doubtful accounts, we analyze specific trade and other receivables, historical bad debts, customer credits, customer concentrations, customer credit-worthiness, current economic trends and changes in customers’ payment terms and/or patterns. We review the allowance for doubtful accounts on a quarterly basis and record adjustments as considered necessary. Customer accounts are written-off against the allowance for doubtful accounts when an account is considered uncollectable. At December 31, 2017 and 2016, allowance for doubtful accounts of $1.7 million and $1.6 million, respectively, was recorded.
Inventories
Inventories are stated at the lower of cost and net realizable value using the first-in-first-out method. Net realizable value is the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. We assess the value of inventories periodically based upon numerous factors including, among others, expected product or material demand, current market conditions, technological obsolescence, current cost, and net realizable value. If necessary, we write down its inventory for obsolete or unmarketable inventory by an amount equal to the difference between the cost of the inventory and the net realizable value.
Property and Equipment
Property and equipment are recorded at cost. Depreciation expense is computed using the straight-line method. Leasehold improvements are depreciated over the shorter of the remaining estimated useful life of the asset or the term of the lease.
Expenditures for normal maintenance and repair are charged to expense as incurred, and improvements are capitalized. Upon the sale or retirement of property or equipment, the asset cost and related accumulated depreciation are removed from the respective accounts and any gain or loss is included in the results of operations.
Estimated useful lives are typically as follows:

Building	40 years
Machinery and equipment	3-5 years
Furniture and fixtures	5 years
Computer equipment and software	1-5 years

Goodwill and Intangible Assets
Goodwill represents the excess of consideration paid over the value assigned to the net tangible and identifiable intangible assets acquired. For intangible assets purchased in a business combination, the estimated fair values of the assets received are used to establish their recorded values. For intangible assets acquired in a non-monetary exchange, the estimated fair values of the assets transferred (or the estimated fair values of the assets received, if more clearly evident) are used to establish their recorded values. Valuation techniques consistent with the market approach, income approach and/or cost approach are used to measure fair value.
Purchased intangible assets are amortized on a straight-line basis over their economic lives of six to 25 years for channel partner relationships, three to nine years for developed technology, three to eight years for capitalized development costs, and two to 25 years for customer relationships as this method most closely reflects the pattern in which the economic benefits of the assets will be consumed.
Impairment of Goodwill, Intangible Assets and Long-Lived Assets
Goodwill and intangible assets are tested for impairment on an annual basis at December 31, or more frequently if there are indicators of impairment. Triggering events for impairment reviews may be indicators such as adverse industry or economic trends, restructuring actions, lower projections of profitability, or a sustained decline in our market capitalization. Intangible assets are quantitatively assessed for impairment, if necessary, by comparing their estimated fair values to their carrying values. If the carrying value exceeds the fair value, the difference is recorded as an impairment.
Long-lived assets are reviewed for recoverability whenever events or changes in circumstances indicate the carrying value may not be recoverable. Our consideration includes, but is not limited to: (i) significant under-performance relative to historical or projected future operating results; (ii) significant changes in the manner of use of the assets or the strategy for the Company’s overall business; (iii) significant decrease in the market value of the assets; and (iv) significant negative industry or economic trends. When the carrying value is not considered recoverable, an impairment loss for the amount by which the carrying value of a long-lived asset exceeds its fair value is recognized, with an offsetting reduction in the carrying value of the related asset.
Revenue Recognition
Revenue from sales of products is recognized when persuasive evidence of an arrangement exists, the price is fixed or determinable, collectability is reasonably assured and delivery has occurred. Under this policy, revenue on direct product sales, excluding sales to distributors, is recognized upon shipment of products to customers. These customers are not entitled to any specific right of return or price protection, except for any defective product that may be returned under our standard product warranty. Revenue from services, such as extended product warranties, are deferred and recognized over the period of the service agreement.
Depending on delivery terms, title and risk of loss transfer to the customer when the product leaves the Company’s dock, or when the product arrives at the customer’s location. Product sales to distribution customers are subject to certain rights of return, stock rotation privileges and price protection. Because we are unable to estimate its exposure for returned product or price adjustments, revenue from shipments to these customers is not recognized until the related products are in turn shipped to the ultimate customer by the distributor. For products for which software is more than an incidental component, we recognize revenue in accordance with current authoritative guidance for software revenue recognition.
In limited circumstances where a customer is unable to accept shipment and requests products be delivered to, and stored on, the Company’s premises, revenue is recognized when: (i) the customer has accepted risk of loss and acknowledged passage of title to the goods (ii) the customer has made a fixed commitment to purchase the products, (iii) the customer has requested delayed delivery and storage of the products, (iv) there is an agreed schedule for shipment of products to the customer within a reasonable period of time, (v) the Company has no specific performance obligation such that the earnings process for the products, as a unit of accounting, is not complete, (vi) the goods are segregated from the inventory and not available to fill other orders, (vii) the product is complete, ready for shipment and accepted by the customer, and (viii) all other criteria above for revenue recognition have been met.

The Company enters into revenue arrangements that may consist of multiple deliverables of its product and service offerings, such as for sales of hardware devices and extended warranty services. The Company allocates revenue to deliverables in multiple element arrangements based on relative selling prices. The Company determines its vendor-specific objective evidence (“VSOE”) based on its normal pricing and discounting practices for the specific product or service when sold separately. When the Company is not able to establish VSOE for all deliverables in an arrangement with multiple elements, the Company determines the selling price of each element based on third party evidence of selling price, or based on the Company’s actual historical selling prices of similar items, whichever management believes provides the most reliable estimate of expected selling prices.
Warranty and Extended Warranty
We record a provision for standard warranties provided with all products. If future actual costs to repair were to differ significantly from estimates, the impact of these unforeseen costs or cost reductions would be recorded in subsequent periods.
Separately priced extended on-site warranties and service contracts are offered for sale to customers on all product lines. We contract with third party service providers to provide service relating to on-site warranties and service contracts. Extended warranty and service contract revenue and amounts paid in advance to outside service organizations are deferred and recognized as service revenue and cost of service, respectively, over the period of the service agreement.
Shipping and Handling
Amounts billed to customers for shipping and handling are included in product revenue, and costs incurred related to shipping and handling are included in cost of product revenue.
Advertising Costs
Advertising costs are expensed as incurred. Advertising expenses were $1.5 million and $2.5 million for the years ended December 31, 2017 and 2016, respectively.
Research and Development Costs
Research and development expenses include payroll, employee benefits, share-based compensation expense, and other headcount-related expenses associated with product development. Research and development expenses also include third party development and programming costs, localization costs incurred to translate software for international markets, and the amortization of purchased software code and services content. Such costs related to software development are included in research and development expense until the point that technological feasibility is reached, which for our software products, is generally shortly before the products are released to manufacturing. Once technological feasibility is reached, such costs are capitalized and amortized to cost of revenue over the estimated lives of the products. During 2017 and 2016, no development costs were capitalized.
Segment Information
We report segment data based on the management approach. The management approach designates the internal reporting that is used by management for making operating and investment decisions and evaluating performance as the source of our reportable segments. We use one measurement of profitability and do not disaggregate our business for internal reporting. We operate in one segment providing data management, and desktop and application virtualization solutions for small and medium businesses and distributed enterprises. We disclose information about products and services, geographic areas, and major customers.

Income Taxes
We provide for income taxes utilizing the asset and liability approach of accounting for income taxes. Under this approach, deferred taxes represent the future tax consequences expected to occur when the reported amounts of assets and liabilities are recovered or paid. The provision for income taxes generally represents income taxes paid or payable for the current year plus the change in deferred taxes during the year. Deferred taxes result from differences between the financial and tax basis of our assets and liabilities and are adjusted for changes in tax rates and tax laws when changes are enacted. Valuation allowances are recorded to reduce deferred tax assets when a judgment is made that it is considered more likely than not that a tax benefit will not be realized. A decision to record a valuation allowance results in an increase in income tax expense or a decrease in income tax benefit. If the valuation allowance is released in a future period, income tax expense will be reduced accordingly.
The calculation of tax liabilities involves evaluating uncertainties in the application of complex global tax regulations. The impact of an uncertain income tax position is recognized at the largest amount that is “more likely than not” to be sustained upon audit by the relevant taxing authority. An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained. If the estimate of tax liabilities proves to be less than the ultimate assessment, a further charge to expense would result.
Comprehensive Loss
Comprehensive loss and its components encompasses all changes in equity other than those arising from transactions with shareholders, including net loss and foreign currency translation adjustments, and is disclosed in a separate consolidated statement of comprehensive loss.
Concentration of Credit Risks
Financial instruments that potentially subject us to concentrations of credit risk consist primarily of trade accounts receivable, which are generally not collateralized. To reduce credit risk, we perform ongoing credit evaluations of its customers and maintain allowances for potential credit losses for estimated bad debt losses.
At December 31, 2017 and 2016, there was one customer that made up 12.3% and 13.0%, respectively, of accounts receivable. There were no customers for the years ended December 31, 2017 and 2016 that made up 10% or more of net revenue.
Share-based Compensation
We account for share-based awards, and similar equity instruments, granted to employees, non-employee directors, and consultants under the fair value method. Share-based compensation award types include stock options and restricted stock. We use the Black-Scholes option pricing model to estimate the fair value of option awards on the measurement date, which generally is the date of grant. The expense is recognized over the requisite service period (usually the vesting period) for the estimated number of instruments for which service is expected to be rendered. The fair value of restricted stock units (“RSUs”) is estimated based on the market value of the Company’s common shares on the date of grant. The fair value of options granted to non-employees is estimated at the measurement date using the Black-Scholes option pricing model and the unvested options remeasured at each reporting date, with changes in fair value recognized in expense in the consolidated statement of operations.
Share-based compensation expense for options with graded vesting is recognized pursuant to an accelerated method. Share-based compensation expense for RSUs is recognized over the vesting period using the straight-line method. Share-based compensation expense for an award with performance conditions is recognized when the achievement of such performance conditions are determined to be probable. If the outcome of such performance condition is not determined to be probable or is not met, no compensation expense is recognized and any previously recognized compensation expense is reversed. Forfeitures are recognized in share-based compensation expense as they occur.
We have not recognized, and do not expect to recognize in the near future, any tax benefit related to share-based compensation cost as a result of the full valuation allowance of our net deferred tax assets and its net operating loss carryforward.

Recently Issued Accounting Pronouncements
From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board (“FASB”) that are adopted by the Company as of the specified effective date. If not discussed, the Company believes that the impact of recently issued standards, which are not yet effective, will not have a material impact on the Company’s consolidated financial statements upon adoption.
In July 2017, the FASB issued Accounting Standards Update (“ASU”) No. 2017-11, Earnings Per Share (Topic 260); Distinguishing Liabilities from Equity (Topic 480); Derivatives and Hedging (Topic 815) (“ASU 2017-11”). The update changes the classification of certain equity-linked financial instruments (or embedded features) with down round features. The update also clarifies existing disclosure requirements for equity-classified instruments. The update is effective retrospectively for annual reporting periods beginning after December 15, 2018, including interim periods within that reporting period. Early adoption is permitted for all companies in any interim or annual period. We are currently evaluating the effect that ASU 2017-11 will have on our consolidated financial statements and related disclosures.
In January 2017, the FASB issued ASU No. 2017-04, Intangibles - Goodwill and Other (Topic 350) - Simplifying the Test for Goodwill Impairment (“ASU 2017-04”). The update simplifies the subsequent measurement of goodwill by eliminating Step 2 from the goodwill impairment test. An entity should perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount, and recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit's fair value, if applicable. The loss recognized should not exceed the total amount of goodwill allocated to the reporting unit. The same impairment test also applies to any reporting unit with a zero or negative carrying amount. An entity still has the option to perform the qualitative assessment for a reporting unit to determine if the quantitative impairment test is necessary. The update is effective for annual reporting periods, including interim periods, beginning after December 15, 2019, on a prospective basis. Early adoption is permitted for interim or annual goodwill impairment tests performed after January 1, 2017. We do not expect the adoption of ASU 2017-04 to have a material effect on our consolidated financial statements and related disclosures.
In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments (“ASU 2016-15”). The update addresses eight cash flow classification issues and how they should be reported in the statement of cash flows. The update is effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. Early adoption is permitted for all companies in any interim or annual period. We are currently evaluating the effect that ASU 2016-15 will have on our consolidated financial statements and related disclosures.
In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842) (“ASU 2016-02”). The update increases transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and requires disclosing key information about leasing arrangements. The update is effective for reporting periods beginning after December 15, 2018, with early adoption permitted. An entity will be required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach. We are currently evaluating the effect that ASU 2016-02 will have on our consolidated financial statements and related disclosures.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”). In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606). In March, April, May and December 2016, the FASB issued additional guidance related to Topic 606. The new standard will supersede nearly all existing revenue recognition guidance. Under Topic 606, an entity is required to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. Topic 606 defines a five-step process in order to achieve this core principle, which may require the use of judgment and estimates, and also requires expanded qualitative and quantitative disclosures relating to the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers, including significant judgments and estimates used. The new standard permits adoption either by using (i) a full retrospective approach for all periods presented in the period of adoption or (ii) a modified retrospective approach where the new standard is applied in the financial statements starting with the year of adoption. We plan to adopt the new standard effective January 1, 2018 using the modified retrospective approach. The Company expects the adoption of the new standard will result in the recognition of revenues generally upon shipment (sell-in basis) for sales of products to certain customers which are currently being recognized on a sell-through basis. The Company estimates the adoption of the new standard under the modified retrospective method to result in a cumulative adjustment reducing our accumulated deficit by approximately $0.3 million. Additionally, as we continue to assess the new standard along with industry trends and additional interpretive guidance, we may adjust our adoption accordingly.
Recently Adopted Accounting Pronouncements
In February 2016, the FASB issued ASU 2016-09, Compensation - Stock Compensation (Topic 718) (“ASU 2016-09”). ASU 2016-09 simplifies the accounting for several aspects of the accounting for share-based payment transactions including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The update is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. The Company adopted ASU 2016-09 effective January 1, 2017. The impact on our consolidated financial statements and related disclosures was not material.
In July 2015, the FASB issued ASU 2015-11, Inventory (Topic 330): Simplifying the Measurement of Inventory (“ASU 2015-11”). The update requires that for entities that measure inventory using the first-in, first-out method, inventory should be measured at the lower of cost and net realizable value. Topic 330, Inventory, currently requires an entity to measure inventory at the lower of cost or market. Market could be replacement cost, net realizable value, or net realizable value less an approximately normal profit margin. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. The update is effective for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years. The amendments should be applied prospectively with earlier application permitted as of the beginning of an interim or annual reporting period. The Company adopted ASU 2015-11 effective January 1, 2017. The impact on our consolidated financial statements and related disclosures was not material.

3.	Business Combination
UCX and HVE Acquisition
In December 2016, the Company acquired 19.9% of the outstanding equity interests of Unified ConneXions, Inc. (“UCX”) and HVE ConneXions, LLC (“HVE”) for the purchase price of $1.5 million. The Company issued 157,894 shares of its common shares in satisfaction of payment. In January 2017, the Company completed its acquisition of all of the remaining outstanding equity interests of UCX and HVE, for $1.1 million in cash and issued 88,235 common shares with an approximate value of $0.3 million. In 2017, the Company recognized a $1.1 million loss, included in other expense, as a result of the remeasurement to fair value the equity interest held immediately before the business combination. The valuation was based on the Company’s private placement completed as of January 26, 2017.

UCX and HVE provide information technology consulting services and hardware solutions around cloud computing, data storage and server virtualization to corporate, government, and educational institutions primarily in the southern central United States. By adding UCX’s technologies, professional services and engineering talent, and HVE’s products, engineering and virtualization expertise, the Company intends to expand its virtualization offerings as well as enhance its ability to accelerate the delivery of hybrid cloud solutions to customers. We incurred acquisition related expenses of $34,000 which consisted primarily of due diligence, legal and other one-time charges and are included in general and administrative expense in the consolidated statements of operations.
A summary of the estimated fair values of the assets acquired and liabilities assumed as of the closing date were as follows (in thousands):

Cash	$49
Accounts receivable	582
Inventory	206
Identifiable intangible assets	1,260
Other assets	45
Total identifiable assets acquired	2,142
Accounts payable and accrued liabilities	(359)
Deferred revenue	(518)
Net identifiable assets acquired	1,265
Goodwill	522
Net assets acquired	$1,787
Goodwill is primarily comprised of a trained an assembled workforce. The fair value estimates for the assets acquired and liabilities assumed for the acquisition were based on estimates and analysis, including work performed by third party valuation specialists. The goodwill recognized upon acquisition is not deductible for tax purposes.
The results of operations related to this acquisition have been included in our consolidated statements of operations from the acquisition date. Pro forma results of operations have not been presented because at this time it is impracticable to provide as the information is not available at the level of detail required.
The identified intangible assets as of the date of acquisition consisted of the following (in thousands):

	Estimated Fair Value	Weighted- Average Useful Life (years)
Channel partner relationships	$730	6.0
Customer relationships	380	3.2
Developed technology	150	3.0
Total identified intangible assets	$1,260

4.	Certain Balance Sheet Items
The following table summarizes inventories (in thousands):

	December 31,
	2017	2016
Raw materials	$1,222	$1,697
Work in process	2,217	2,673
Finished goods	4,927	5,632
	$8,366	$10,002
The following table summarizes property and equipment (in thousands):

	December 31,
	2017	2016
Building	$1,870	$1,646
Computer equipment	1,742	1,864
Machinery and equipment	1,302	1,062
Leasehold improvements	1,186	1,100
Furniture and fixtures	100	83
	6,200	5,755
Accumulated depreciation and amortization	(3,458)	(2,697)
	$2,742	$3,058
Depreciation and amortization expense for property and equipment was $0.7 million and $1.1 million for the years ended December 31, 2017 and 2016, respectively.

5.	Intangible Assets and Goodwill
The following table summarizes intangible assets, net (in thousands):

	December 31,
	2017	2016
Developed technology	$23,414	$23,685
Channel partner relationships(1)	12,929	11,989
Capitalized development costs(1)	3,164	2,937
Customer relationships(1)	1,647	1,171
	41,154	39,782
Accumulated amortization:
Developed technology	(15,276)	(11,234)
Channel partner relationships(1)	(1,201)	(565)
Capitalized development costs(1)	(1,409)	(958)
Customer relationships(1)	(495)	(207)
	(18,381)	(12,964)
Total finite-lived assets, net	22,773	26,818
Indefinite-lived intangible assets - trade names	18,700	20,910
Total intangible assets, net	$41,473	$47,728
________________

(1)	Includes the impact of foreign currency exchange rate fluctuations.
Amortization expense of intangible assets was $5.4 million and $5.1 million for the years ended December 31, 2017 and 2016, respectively. Estimated amortization expense for intangible assets is approximately $3.7 million, $2.6 million, $2.5 million, $2.1 million and $1.9 million in fiscal 2018, 2019, 2020, 2021 and 2022, respectively.
Goodwill
The changes in the carrying amount of goodwill were as follows (in thousands):

Balance as of January 1, 2016	44,132
Goodwill acquired	164
Impairment loss	(33,228)
Balance as of December 31, 2016	11,068
Goodwill acquired	522
Balance as of December 31, 2017	$11,590

Impairments
In 2017, primarily as a result of the Company’s change in revenue projection for its Snap product line, it was determined the carrying value of indefinite-lived intangible assets exceeded its estimated fair value. In measuring fair value, the Company used income and market approaches. The Company compared the indicated fair value to the carrying value of its indefinite-lived assets, and as a result of the analysis, an impairment charge of $2.2 million was recorded to indefinite-lived trade names for the year ended December 31, 2017. In addition, the Company recorded an impairment of $0.3 million related to developed technology for the year ended December 31, 2017.
In 2016, as a result of the Company’s declining market capitalization it was determined the carrying value exceeded its estimated fair value. In measuring fair value, the Company used income and market approaches. The Company compared the indicated fair value to the carrying value of its indefinite-lived assets, and as a result of the analysis, an impairment charge of $1.2 million was recorded to indefinite-lived trade names for the year ended December 31, 2016. In addition, the Company compared the implied fair value of the goodwill to the carrying value of the goodwill, and as a result of the analysis, an impairment charge of $33.2 million was recorded for the year ended December 31, 2016.

6.	Debt
Related Party Convertible Note
In December 2014, in connection with the acquisition of Overland, the existing debt of Overland and the remaining debt of the Company were amended and restated into a $19.5 million convertible note held by FBC Holdings. In April 2016, the Company modified its convertible note with FBC Holdings, pursuant to which the holder made an additional advance and principal amount under the convertible note amount was increased to $24.5 million. The convertible note is scheduled to mature March 31, 2018 and bears interest at an 8.0% simple annual interest rate, payable semi-annually. The obligations under the convertible note are secured by substantially all assets of the Company. At December 31, 2017, the Company had $24.4 million, net of unamortized debt costs of $0.1 million, outstanding on the convertible note.
The Company has the option to pay accrued and outstanding interest either entirely in cash or common shares. If the Company choses to pay the interest in common shares, the calculation is based upon the number of common shares that may be issued as payment of interest on the convertible note and will be determined by dividing the amount of interest due by current market price as defined in the convertible note agreement. For the years ended December 31, 2017 and 2016, the Company issued 586,298 and 168,594 common shares, respectively, for the settlement of accrued interest expense.
In November 2015, the convertible note’s conversion price was adjusted to $75.00 per share. In February 2016, in connection with the November 2015 modification and certain specified terms, the Company issued to the holder of the convertible note a warrant to purchase 20,000 common shares of the Company at a price of $40.50.
At the option of the Company, the convertible note is convertible into common shares at the conversion price at any time that the weighted average trading price for the common shares exceeds 150% of the conversion price (i.e. exceeds $112.50 per share), for ten consecutive trading days on its principal stock exchange that the common shares trade.
The convertible note contains customary covenants, including covenants that limit or restrict the Company’s ability to incur liens, incur indebtedness, or make certain restricted payments. Upon the occurrence of an event of default under the convertible note, the Holder may declare all amounts outstanding to be immediately due and payable. The convertible note specifies a number of events of default (some of which are subject to applicable grace or cure periods), including, among other things, non-payment defaults, covenant defaults, cross-defaults to other materials indebtedness, bankruptcy and insolvency defaults, and material judgment defaults. As of December 31, 2017, the Company was in compliance with all covenants of the convertible note.
For the years ended December 31, 2017 and 2016, interest expense, including amortization of debt costs, on the convertible note was $2.2 million and $2.1 million, respectively.

Related Party Debt
In December 2017, the Company entered into a $2.0 million subordinated promissory note with MF Ventures, LLC, a related party. The promissory note is subordinate to the Company’s Opus Bank Credit Agreement and FBC Holdings indebtedness and has a maturity date of the earliest of: (i) December 11, 2020; (ii) immediately after repayment in full of the Opus Bank Credit Agreement and the FBC Holdings indebtedness; or (iii) immediately after the Company’s refinancing of both the Opus Bank Credit Agreement and the FBC Holdings indebtedness. The promissory note may be prepaid at any time by the Company; including any accrued and unpaid interest and a $0.3 million prepayment penalty. The promissory note bears interest at a 12.5% simple annual interest rate, payable quarterly in arrears. Interest shall be paid in kind by increasing the principal amount of the note on each quarterly interest payment date.
In September 2016, the Company entered into a $2.5 million agreement with FBC Holdings. The term loan has a maturity date of January 31, 2018 and bears interest at a 20.0% simple annual interest rate, payable monthly in arrears. Monthly payments of principal on the term loan began on January 31, 2017, in 13 equal installments. The Company has the option to pre-pay the outstanding balance of the term loan, plus any accrued interest, at any time. The obligations of the Company and certain of its subsidiaries (collectively, the “Loan Parties”) under the term loan agreement and related documents will be secured by substantially all assets of the Loan Parties. At December 31, 2017, the outstanding balance of the term loan was $0.2 million. For the years ended December 31, 2017 and 2016, interest expense, including amortization of debt costs, on the term loan was $0.3 million and $0.1 million, respectively. In January 2018, the FBC Holdings term loan was paid in full per the term loan agreement.
Credit Agreement
In April 2016, the Company entered into a Credit Agreement with Opus Bank for a term loan in the amount of $10.0 million and a credit facility in the amount of up to $10.0 million. A portion of the proceeds were used to pay off the Company’s then outstanding credit facilities with FBC Holdings and Silicon Valley Bank. The remainder of the proceeds were used for working capital and general business requirements. On December 30, 2016, the credit facility was reduced to $8.2 million. The obligations under the term loan and credit facility are secured by substantially all assets of the Company other than the stock of its subsidiaries organized outside of the U.S. and Canada that are pledged to secure the Company’s obligations under the Company’s convertible note. At December 31, 2017 and 2016, the interest rate on the term loan and credit facility was 8.25% and 6.5%, respectively.
In September 2017, the Company and Opus Bank entered into an Amendment Number Seven to Credit Agreement, Waiver and Reaffirmation (“Amendment Number Seven”). Under the terms of Amendment Number Seven; (a) the maturity date for the revolving and term loan credit facilities were amended to the earliest of (i) the maturity of the convertible note held by FBC Holdings, (ii) March 31, 2018; or (iii) such earlier date upon which the obligations may be accelerated in accordance with terms of the Credit Agreement, and (b) in the event of a failure by the Company to comply with certain covenants and milestones set forth in Amendment Number Seven, all amounts under the Opus Credit Agreement may be accelerated and become immediately payable.
In March 2017, the Company and Opus Bank entered into an Amendment Number Two to Credit Agreement, Amendment Number One to Amendment Number 1, Waiver and Reaffirmation (the “Second Amendment”). As a condition of the Second Amendment, the Company issued to Opus Bank (i) a warrant, exercisable for 15,957 shares at an exercise price of $0.25 per common share as the debt was not repaid by April 17, 2017 and (ii) a warrant, exercisable for 35,242 shares at an exercise price of $0.25 per common share as the debt was not repaid by May 31, 2017.
In December 2016, as a condition of the extension of credit to the Company under the Credit Agreement, the Company issued to Opus Bank a warrant exercisable for 34,483 shares at an exercise price of $0.25 per common share. The December 2016 warrant replaced the warrant that was previously issued in April 2016.

The term loan and credit facility contain customary covenants, including covenants that limit or restrict the Company’s ability to incur liens, incur indebtedness, or make certain restricted payments. Upon the occurrence of an event of default under the term loan, the holder may declare all amounts outstanding to be immediately due and payable. The term loan and credit facility specify a number of events of default (some of which are subject to applicable grace or cure periods), including, among other things, non-payment defaults, covenant defaults, cross-defaults to other materials indebtedness, bankruptcy and insolvency defaults, and material judgment defaults. As of December 31, 2017, the Company was in compliance with all covenants of the term loan and credit facility.
At December 31, 2017, the outstanding balances of the term loan and credit facility were $10.0 million and $8.2 million, respectively. For the years ended December 31, 2017 and 2016, interest expense, including amortization of debt costs, on the Opus facilities was $3.4 million and $1.8 million.
Terminated Related Party Credit Facility
In December 2014, the Company entered into a revolving credit agreement with FBC Holdings for a revolving credit facility of $5.0 million. In July 2015, the credit facility was amended to extend the scheduled maturity date to May 2016 with an automatic extension to November 2016, and the aggregate borrowing amount was increased to $10.0 million. In April 2016, the credit facility was terminated upon repayment of the outstanding balance.
For the years ended December 31, 2017 and 2016, interest expense for the credit facility was none and $0.9 million, respectively, which included $0.7 million of amortization of issuance costs in the year ended 2016.

7.	Fair Value Measurements
The authoritative guidance for fair value measurements establishes a three tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. These tiers include: Level 1, defined as observable inputs such as quoted prices in active markets; Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions.
Assets and Liabilities that are Measured at Fair Value on a Recurring Basis
Our financial instruments include cash equivalents, accounts receivable, prepaid expenses, accounts payable, accrued expenses, credit facility, debt and related party debt. Fair value estimates of these instruments are made at a specific point in time, based on relevant market information. These estimates may be subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. The carrying amount of cash equivalents, accounts receivable, prepaid expenses, accounts payable and accrued expenses are generally considered to be representative of their respective fair values because of the short-term nature of those instruments. The carrying amount of the credit facility borrowings approximate their fair value as the interest rate of the credit facility is substantially comparable to rates offered for similar debt instruments. The carrying value of debt and related party debt approximates its fair value as the borrowing rates are substantially comparable to rates available for loans with similar terms.

The following table provides information by level for liabilities that are measured at fair value using significant unobservable inputs (Level 3) (in thousands):

Warrant liability as of January 1, 2016	$1,447
Change in fair value of warrants	(1,248)
Reclassification to equity	1
Warrant liability as of December 31, 2016	200
Additions to warrant liability	4,677
Change in fair value of warrants	(2,249)
Reclassification to equity	(959)
Warrant liability as of December 31, 2017	$1,669
The Company determined the estimated fair value of the warrant liability using a Black-Scholes model using similar assumptions as disclosed in Note 9 - Equity Incentive Plan.
Assets and Liabilities that are Measured at Fair Value on a Nonrecurring Basis
The Company's non-financial assets such as goodwill, intangible assets and property and equipment are recorded at fair value when an impairment is recognized or at the time acquired in a business combination. As discussed in Note 5 - Intangible Assets and Goodwill, at December 31, 2017, the Company recorded impairment charges associated with acquired intangible assets, and reduced the carrying amount of such assets subject to the impairment to their estimated fair value. At December 31, 2016, the Company recorded impairment charges associated with goodwill and acquired intangible assets, and reduced the carrying amount of such assets subject to the impairment to their estimated fair value.

8.	Share Capital
Reverse Stock Split
On July 5, 2017, the Board of Directors of the Company authorized a share consolidation (also known as a reverse stock split) of the Company’s issued and outstanding common shares at a ratio of 1-for-25, which became effective on July 11, 2017. All share and per share amounts have been restated for all periods to reflect the share consolidation.
The Company has unlimited authorized shares of common shares at no par value. At December 31, 2017, the Company had the following outstanding warrants to purchase common shares:

Date issued	Contractual life (years)	Exercise price	Number outstanding		Expiration
February 2015	3	$112.50	4,000		February 20, 2018
March 2015	3	$180.25	4,000		March 6, 2018
March 2015	3	$125.50	4,000		March 20, 2018
May 2015	5	$100.00	33,600		May 31, 2020
October 2015	5	$58.25	16,077		October 14, 2020
December 2015	3	$38.50	20,000		December 21, 2018
December 2015	5	$62.50	41,100		December 15, 2020
December 2015	5	$27.00	60,000	(1)	December 4, 2020
January 2016	3	$51.50	3,539		November 30, 2018
February 2016	3	$40.50	20,000		February 26, 2019
March 2016	5	$62.50	1,200		March 4, 2021
November 2016	3	$50.00	1,000		November 8, 2019
December 2016	6	$0.25	34,483		December 30, 2022
March 2017	6	$0.25	15,957		April 18, 2023
March 2017	6	$0.25	35,242		June 1, 2023
March 2017	5	$5.00	1,300,910	(2)	March 24, 2022
August 2017	5	$5.25	300,000		August 11, 2022
August 2017	5	$5.25	95,000		August 16, 2022
August 2017	5	$5.25	205,000		August 22, 2022
			2,195,108	(3)
_______________

(1)
If the Company or any subsidiary thereof, at any time while this warrant is outstanding, enters into a Variable Rate Transaction (“VRT”) (as defined in the purchase agreement) and the issue price, conversion price or exercise price per share applicable thereto is less than the warrant exercise price then in effect, the exercise price shall be reduced to equal the VRT price.

(2)
These warrants were subject to certain anti-dilution adjustments. In August 2017, the Company issued additional common shares, which triggered a price adjustment for these warrants from $7.50 to $5.00 and the issuance of an additional warrants to purchase 433,638 common shares. While these warrants are outstanding, if the Company enters into a Fundamental Transaction, defined as a merger, consolidation or similar transaction, the Company or any successor entity will, at the option of each holder, exercisable at any time within 90 days after the consummation of the Fundamental Transaction, purchase the warrant from the holder exercising such option by paying to the holder an amount of cash equal to the Black-

Scholes Value of the remaining unexercised portion of such holder’s warrant on the date of the consummation of the Fundamental Transaction. On March 16, 2018, the Company entered into warrant exchange agreements pursuant to which the Company issued 1,430,998 common shares in exchange for the surrender and cancellation of the Company’s outstanding March 24, 2017 warrants (the “Exchange”). Immediately after the Exchange, the previously issued warrants became null and void. MF Ventures, LLC, participated in the Exchange by acquiring 299,999 common shares in exchange for a warrant to purchase 272,727 common shares.

(3)	Includes 624,727 of warrants to purchase common shares, in the aggregate, outstanding to related parties at December 31, 2017.
Related Party Share Capital Transactions
In August 2017, the Company entered into a securities purchase agreement with certain investors pursuant to which the Company issued (i) 600,000 common shares, of which 395,000 common shares were issued to related parties, and (ii) warrants for the purchase of up to 600,000 common shares, of which 395,000 warrants were issued to related parties, in a private placement in exchange for a cash payment of $3.0 million. The purchase price was $5.00 per common share and warrant to purchase one common share, and the exercise price of the warrants is $5.25 per warrant share. The warrants were subject to certain anti-dilution adjustments through December 2017.
In July 2017, the Company entered into amended and restated warrant agreements with certain holders of warrants previously issued in March 2016 (the “Amended March 2016 Warrant”) and between December 2016 and March 2017 (the “Amended March 2017 Warrants” and together with the Amended March 2016 Warrant, the “Amended and Restated Warrants”). Pursuant to the amended and restated warrant agreements, the Company issued an aggregate of 1,617,917 common shares, of which 1,315,385 common shares were issued to related parties, in exchange for the cancellation of such warrants. Immediately after the exchange, the amended and restated warrant agreements became null and void.
In March 2017, the Company entered into a securities purchase agreement with certain investors party thereto, pursuant to which the Company issued to the investors, in the aggregate, 818,182 of the Company’s common shares for gross proceeds of $4.5 million. The securities purchase agreement also provided for the concurrent private placement of warrants exercisable to purchase up to 867,272 common shares. Each warrant had an exercise price of $7.50 per warrant share. MF Ventures, LLC, a related party, participated in the offering by acquiring 181,818 common shares and warrants to purchase 181,818 shares. In August 2017, the Company issued additional common shares, which triggered a price adjustment for the March 2017 warrants from $7.50 to $5.00 and the Company issued, in the aggregate, additional warrants exercisable to purchase up to 433,638 common shares, of which MF Ventures, LLC received 90,909 warrants exercisable to purchase common shares.
Between December 30, 2016 and March 16, 2017, the Company completed a private placement and issued a total of 725,599 “Units” at a purchase price of $7.50 per Unit. Each Unit consisted of one common share and one warrant from each of two series of warrants. The Company received gross proceeds of $5.4 million in connection with the sale of the Units. The warrants were exercisable to purchase 1,451,198 common shares in the aggregate. MF Ventures, LLC participated in the private placements by acquiring 333,333 common shares and warrants to purchase 666,666 common shares. Lynn Factor and Sheldon Inwentash, a married couple and related party to the Company, participated in the private placements by acquiring 213,000 common shares and warrants to purchase 426,000 common shares. An additional 28,000 common shares and warrants to purchase 56,000 common shares were acquired by ThreeD Capital Inc. Mr. Inwentash is the Chief Executive Officer of ThreeD Capital Inc. In July 2017, the warrants issued between December 30, 2016 and March 16, 2017 were null and void as a result of the Amended and Restated Warrants agreement. As of December 31, 2017, Lynn Factor and Sheldon Inwentash no longer have a significant direct or indirect ownership of the Company and are no longer are classified as a related party.

In March 2016, the Company entered into a warrant exchange agreement with MF Ventures, LLC (“MF Ventures”), a related party, pursuant to which the Company agreed to issue a warrant (the “New Warrant”) for the purchase of up to 287,969 common shares (the “Warrant Shares”) in exchange for the surrender and cancellation of previously outstanding warrants for the purchase of up to, in aggregate, 121,250 common shares (the “Previously Outstanding Warrants”). The terms of the New Warrant are substantially similar to the Previously Outstanding Warrants except the exercise price has changed to $30.50 per common share. On March 25, 2016, MF Ventures exercised 121,250 of the Warrant Shares for 121,250 common shares pursuant to which the Company received $3.7 million in proceeds. The expiration date for the remaining balance of the New Warrant is March 25, 2021.

9.	Equity Incentive Plans
In 2017, the shareholders approved the amendment of our 2015 Performance Incentive Plan (“2015 Plan”) which increased the 2015 Plan by 1.7 million shares. The 2015 Plan, as amended, authorizes the board of directors to grant stock and options awards of up to 2.1 million common shares to directors, employees and consultants. As of December 31, 2017, the Company had approximately 770,000 share-based awards available for future grant.
In 2017, the shareholders approved the amendment of our Employee Stock Purchase Plan (“ESPP”) which increased the ESPP by 220,000 shares. The ESPP authorizes the purchase of up to 300,000 common shares by employees under the plan. As of December 31, 2017 and 2016, there were no offering periods available to employees.
Stock Options
The fair value of each option is estimated on the date of grant using the Black-Scholes option pricing model, which uses the weighted-average assumptions noted in the following table:

	Year Ended December 31,
	2017	2016
Expected volatility	120.0%	93.0%
Risk-free interest rate	2.1%	1.5%
Dividend yield	—	—
Expected term (in years)	4.7	4.7
The expected volatility was based on the Company’s historical share price. The risk-free interest rate is determined based upon a constant maturity U.S. Treasury security with a contractual life approximating the expected term of the option. The expected term of options granted is estimated based on a number of factors, including but not limited to the vesting term of the award, historical employee exercise behavior, the expected volatility of the Company’s common shares and an employee’s average length of service.

Options typically vest over a three-year period from the original grant date. The exercise price of each award is based on the market price of the Company’s common shares at the date of grant. Option awards can be granted for a maximum term of up to ten years. Option activity is summarized below (shares and aggregate intrinsic value in thousands):

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Options outstanding at January 1, 2016	149	$60.75
Granted	—	$—
Exercised	—	$—
Forfeited	(19)	$113.00
Options outstanding at December 31, 2016	130	$54.25
Granted	87	$3.97
Exercised	—	$—
Forfeited	(29)	$63.59
Options outstanding at December 31, 2017	188	$31.40	5.2	$—
Vested and expected to vest at December 31, 2017	188	$31.40	5.2	$—
Exercisable at December 31, 2017	140	$40.98	5.0	$—
The following table summarizes information about the Company’s stock options (in thousands, except per share amounts):

	Year Ended December 31,
	2017	2016
Weighted-average grant date fair value per share	$3.23	$—
Intrinsic value of options exercised	$—	$—
Cash received upon exercise of options	$—	$—
Restricted Stock Units
The following table summarizes information about RSU activity (in thousands, except per share amounts):

	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding — January 1, 2016	225	$91.50
Granted	65	$20.50
Vested and released	(81)	$83.00
Forfeited	(58)	$84.75
Outstanding — December 31, 2016	151	$64.50
Granted	1,211	$3.96
Vested and released	(239)	$33.30
Forfeited	(118)	$13.89
Outstanding — December 31, 2017	1,005	$4.89
The estimated fair value of RSUs was based on the market value of the Company’s common shares on the date of grant. RSUs typically vest over a three-year period from the original date of grant. The total grant date fair value of RSUs vested during the years ended December 31, 2017 and 2016 was approximately $8.0 million and $6.8 million, respectively. The fair value of RSUs vested during the years ended December 31, 2017 and 2016 was approximately $1.2 million and $1.7 million, respectively.
Outside of 2015 Equity Incentive Plan
In 2017, the Board of Directors of the Company approved and granted 206,238 RSUs outside of the 2015 Plan to certain employees. The RSUs have an estimated fair value of $8.75 per unit and vest over one to three years.
Restricted Stock Awards
During 2017 and 2016, the Company granted restricted stock awards (“RSA”) to certain consultants in lieu of cash payment for services performed. The estimated fair value of the RSAs was based on the market value of the Company’s common shares on the date of grant. The RSAs were fully vested on the date of grant. The fair value of the RSAs vested during the years ended December 31, 2017 and 2016 was approximately $0.2 million and $0.5 million, respectively.
The following table summarizes information about RSA activity (in thousands, except per share amounts):

	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding — January 1, 2016	—	$—
Granted	28	$19.00
Vested	(28)	$19.00
Outstanding — December 31, 2016	—	$—
Granted	55	$3.32
Vested	(55)	$3.32
Outstanding — December 31, 2017	—	$—
Share-Based Compensation Expense
The Company recorded the following compensation expense related to its share-based compensation awards (in thousands):

	Year Ended December 31,
	2017	2016
Cost of sales	$370	$366
Sales and marketing	2,095	2,773
Research and development	1,431	1,779
General and administrative	3,899	4,213
Total share-based compensation expense	$7,795	$9,131
As of December 31, 2017, there was a total of $3.0 million of unrecognized compensation expense related to unvested equity-based compensation awards. The expense associated with non-vested restricted stock units and options awards granted as of December 31, 2017 is expected to be recognized over a weighted-average period of 1.6 years.

10.	Net Loss per Share
Basic net loss per share is computed by dividing net loss applicable to common shareholders by the weighted-average number of common shares outstanding during the period. For all periods presented, there is no difference in the number of shares used to calculate basic and diluted shares outstanding due to the Company’s net loss position.
Anti-dilutive common share equivalents excluded from the computation of diluted net loss per share were as follows (in thousands):

	December 31,
	2017	2016
Common share purchase warrants	2,195	410
Convertible notes	327	327
Convertible notes interest	196	326
Restricted stock not yet vested or released	1,005	151
Options outstanding	188	130

11.	Income Taxes
On December 22, 2017, tax legislation referred to as the Tax Cuts and Jobs Act (the “Tax Act”) was enacted. The Tax Act reduced the U.S. corporate income tax rate from 35% to 21%, effective January 1, 2018. The Company re-measured its deferred tax assets and liabilities as of December 31, 2017, applying the reduced corporate income tax rate and recorded a provisional decrease to the deferred tax assets and liabilities of $16.7 million, with a corresponding adjustment to the valuation allowance.
Due to the complexity of the Tax Act, the Company has not finalized the accounting for the effects of the Tax Legislation, including the provisional amounts recorded related to the transition tax, re-measurement of the deferred taxes and the change to the valuation allowance. The impact of the Tax Legislation may differ from the Company’s estimate, during the one-year measurement period due to, among other things, further refinement of the Company's calculation, changes in interpretations and assumptions the Company has made, and guidance that may be issued and actions the Company may take as a result of the Tax Legislation.
 The Tax Act taxes certain unrepatriated earnings and profits (“E&P”) of the Company’s foreign subsidiaries. In order to determine the Transition Tax, the Company must determine, along with other information, the amount of its accumulated post 1986 E&P for its foreign subsidiaries, as well as the non U.S. income tax paid by those subsidiaries on such E&P. The Company recorded a provisional amount of U.S. taxable income of $3.5 million, which did not result in additional tax expense due to the Company’s net operating losses. The Company continues to evaluate information which may adjust the computed Transition Tax. Since the Company has significant net operating losses, any change to this provisional amount would not have an impact on the Company’s financial position or results of operations.
The Company is subject to taxation in Canada and also in certain foreign tax jurisdictions. The Company's tax returns for calendar year 2012 and forward are subject to examination by the Canadian tax authorities. The Company's tax returns for fiscal year 2006 and forward are subject to examination by the U.S. federal and state tax authorities.
The Company recognizes the impact of an uncertain income tax position on its income tax return at the largest amount that is “more likely than not” to be sustained upon audit by the relevant taxing authority. An uncertain tax position will not be recognized if it has less than a 50% likelihood of being sustained.

The following is a summary of the changes in the amount of unrecognized tax benefits (in thousands):

	December 31,
	2017	2016
Unrecognized tax benefits, beginning of period	$406	$673
Decrease related to prior periods	—	(267)
Unrecognized tax benefits, end of period	$406	$406
At December 31, 2017, there was $0.4 million of unrecognized tax benefits presented as a reduction of the related deferred tax asset for which there is full valuation allowance, and the entire amount of the unrecognized tax benefits at December 31, 2017 will affect the effective tax rate if recognized. However, the portion that would be recognized as an increase to deferred tax assets may result in a corresponding increase in the valuation allowance at the time of recognition resulting in no net effect to the effective tax rate, depending upon the Company’s assessment of the likelihood of realization of the tax benefits at the time they are recognized.
The Company believes it is reasonably possible that, within the next 12 months, the amount of unrecognized tax benefits may remain unchanged. The Company recognizes interest and penalties related to unrecognized tax benefits in its provision for income taxes. The Company had no material accrual for interest and penalties on its consolidated balance sheets at December 31, 2017 and 2016, and recognized no interest and/or penalties in the consolidated statements of operations for the years ended December 31, 2017 and 2016.
The components of loss before income taxes were as follows (in thousands):

	Year Ended December 31,
	2017	2016
Domestic	$(5,294)	$(8,937)
Foreign	(22,522)	(58,698)
Total	$(27,816)	$(67,635)
The (benefit from) provision for income taxes includes the following (in thousands):

	Year Ended December 31,
	2017	2016
Current:
Federal	$—	$—
State	—	—
Foreign	484	476
Total current	484	476
Deferred:
Federal	—	—
Foreign	(2,116)	349
Total deferred	(2,116)	349
(Benefit from) provision for income taxes	$(1,632)	$825

A reconciliation of income taxes computed by applying the federal statutory income tax rate of 26.5% to loss before income taxes to the total income tax (benefit from) provision for reported in the accompanying consolidated statements of operations is as follows (in thousands):

	Year Ended December 31,
	2017	2016
Income tax at statutory rate	$(7,371)	$(17,923)
Foreign rate differential	(2,367)	(1,652)
Change in tax rate	16,715	—
Change in valuation allowance	(12,080)	(34,477)
Share-based compensation expense	2,296	2,130
Goodwill impairment	—	8,699
Section 382 limitation	—	41,044
Other differences	1,175	3,004
(Benefit from) provision for income taxes	$(1,632)	$825
Deferred income taxes reflect the net effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities are shown below. A valuation allowance has been recorded, as realization of such assets is uncertain. Deferred income taxes are comprised as follows (in thousands):

	December 31,
	2017	2016
Deferred tax assets:
Net operating loss carryforward	$39,713	$48,138
Intangible assets	1,989	2,791
Tax credits	2,329	2,133
Inventory	1,112	1,906
Share-based compensation	475	920
Warranty and extended warranty	289	550
Other	2,107	2,708
Deferred tax assets, gross	48,014	59,146
Valuation allowance for deferred tax assets	(46,959)	(59,039)
Deferred tax assets, net of valuation allowance	1,055	107
Deferred tax liabilities:
Intangible assets	(1,970)	(3,063)
Property and equipment	(172)	(144)
Deferred tax liabilities	(2,142)	(3,207)
Net deferred tax assets (liabilities)	$(1,087)	$(3,100)

The Company has assessed whether its valuation allowance analysis for deferred tax assets was affected by various aspects of the Tax Act (e.g., deemed repatriation of deferred foreign income, future tax on global intangible low-taxed income (“GILTI”), and new categories of foreign tax credits). Since the Company has recorded provisional amounts related to certain portions of the Tax Act, any corresponding determination of the need for or change in a valuation allowance is also provisional. The Company reduced its valuation allowance by $1.0 million as a result of the Tax Act and its effects on the realizability of its deferred tax assets.
At December 31, 2017, the Company had Canadian net operating loss carryforwards of $28.9 million. These carryforwards will begin expiring in 2031, unless previously utilized. At December 31, 2017, the Company had U.S. federal and state net operating loss carryforwards of $120.4 million and $79.2 million, respectively. The remaining federal net operating loss will begin expiring in 2023, unless previously utilized. State net operating loss carryforwards generally begin expiring in 2018, unless previously utilized.
The Company’s ability to use its U.S. federal and state net operating loss and research and development credit carryforwards may be substantially limited due to ownership change limitations that may have occurred or that could occur in the future, as required by Section 382 of the Internal Revenue Code of 1986, as amended, as well as similar state provisions. The Company has completed a study through December 31, 2014, to assess whether an ownership change has occurred or whether there have been multiple ownership changes since the Company became a “loss corporation” under the definition of Section 382. Due to the existence of the valuation allowance, it is not expected that any possible limitation will have an impact on the results of operations or financial position of the Company.
At December 31, 2017, the Company had California research and development tax credit carryforwards totaling $2.9 million. The California research credit may be carried forward indefinitely. The Company has federal alternative minimum tax credit carryforwards totaling $0.2 million which will be refundable through 2021 due to tax reform.

12.	Related Party Transactions
Professional services provided by affiliates of the Company were none and $1.0 million during the years ended December 31, 2017 and 2016, respectively. As of December 31, 2017 and 2016, accounts payable and accrued liabilities included none and $17,000, respectively, due to related parties.

13.	401K Plan
The Company maintains an employee savings and retirement plan (the “401(k) Plan”) covering all of the Company’s U.S. employees, provided they meet the requirements of the plan. The 401(k) Plan permits but does not require matching contributions by the Company on behalf of participants. The Company has not made any matching contributions.

14.	Commitments and Contingencies
Leases
The Company leases various office space, production facilities, and vehicles under non-cancelable operating leases that expire in various years through 2022. Future minimum lease payments as of December 31, 2017 under these arrangements are as follows (in thousands):

Minimum Lease Payments
2018	$1,697
2019	1,433
2020	855
2021	654
2022	481
Thereafter	—
Total	$5,120
Rent expense under non-cancelable operating leases is recognized on a straight-line basis over the respective lease terms and was $1.8 million for each of the years ended December 31, 2017 and 2016, respectively.
Letters of credit
During the ordinary course of business, the Company provides standby letters of credit to third parties as required for certain transactions initiated by the Company. As of December 31, 2017 and 2016, the Company’s had none and $0.4 million, respectively, of outstanding standby letters of credit.
Warranty and Extended Warranty
The Company had $0.8 million and $0.5 million in deferred costs included in other current and non-current assets related to deferred service revenue at December 31, 2017 and 2016, respectively. Changes in the liability for product warranty and deferred revenue associated with extended warranties and service contracts were as follows (in thousands):

	Product Warranty	Deferred Revenue
Liability at January 1, 2016	$1,029	$7,043
Settlements made during the period	(54)	(7,040)
Change in liability for warranties issued during the period	634	5,429
Change in liability for pre-existing warranties	(558)	—
Liability at December 31, 2016	1,051	5,432
Liabilities assumed from acquisition	—	518
Settlements made during the period	(703)	(6,097)
Change in liability for warranties issued during the period	678	5,819
Change in liability for pre-existing warranties	(30)	—
Liability at December 31, 2017	$996	$5,672
Current liability	$791	$4,458
Non-current liability	205	1,214
Liability at December 31, 2017	$996	$5,672

Litigation
The Company is, from time to time, subject to claims and suits arising in the ordinary course of business. In the opinion of management, the ultimate resolution of such pending proceedings will not have a material effect on the Company’s results of operations, financial position or cash flows.
Patent Litigation Funding Agreement
In December 2010, Overland entered into a litigation funding agreement (the “Funding Agreement”) with Special Situations Fund III QP, L.P., Special Situations Private Equity Fund, L.P., Special Situations Technology Fund, L.P., and Special Situations Technology Fund II, L.P. (collectively, the “Special Situations Funds”) pursuant to which the Special Situations Funds agreed to fund certain patent litigation brought by Overland. In May 2014, the Special Situations Funds filed a complaint against Overland in the Supreme Court for New York County, alleging breach of the Funding Agreement. The Special Situations Funds allege that Overland’s January 2014 acquisition of Tandberg Data entitled the Special Situation Funds to a $6.0 million payment under the Funding Agreement, and therefore Overland’s refusal to make the payment constitutes a breach of the Funding Agreement by Overland. In November 2014, the Special Situations Funds amended their complaint to allege that Overland breached the Funding Agreement’s implied covenant of good faith and fair dealing by settling the patent litigation with BDT in bad faith to avoid a payment obligation under the Funding Agreement.  The Special Situations Funds are seeking $6.0 million in contractual damages as well as costs and fees. On October 10, 2017, the Court entered an order granting Overland’s motion for summary judgment and dismissing the Special Situations Funds’ complaint in its entirety with prejudice. The Special Situations Funds have filed a notice of appeal.
Patent Infringement
In May 2013, Safe Storage LLC (“Safe Storage”), a Delaware limited liability company, filed a complaint against Overland in the U.S. District Court for the District of Delaware alleging infringement of U.S. Patent No. 6,978,346 by our products. In February 2017, Overland and Safe Storage entered into a settlement agreement, pursuant to which the claim was dismissed.
Other
In January 2018, Mr. Vito Lupis filed a statement of claim in the Ontario Court of Justice alleging, among other things, breach of contracts, deceit and negligence against Mr. Giovanni J. Morelli, a former officer of the Company, and vicarious liability against the Company, in connection with stock purchase agreements and other related agreements that would have been entered into between Mr. Lupis and the Company in 2012. The Company believes the allegations are without merit and plans to vigorously defend itself against the allegations.
In April 2015, we filed a proof of claim in connection with bankruptcy proceedings of V3 Systems, Inc. (“V3”) based on breaches by V3 of the Asset Purchase Agreement entered into between V3 and the Company dated February 11, 2014 (the “APA”). On October 6, 2015, UD Dissolution Liquidating Trust (“UD Trust”), the apparent successor to V3, filed a complaint against us and certain of our current and former directors in the U.S. Bankruptcy Court for the District of Utah Central Division objecting to our proof of claim and asserting claims for affirmative relief against us and our directors. This complaint alleges, among other things, that Sphere breached the APA and engaged in certain other actions and/or omissions that caused V3 to be unable to timely sell the Sphere common shares received by V3 pursuant to the APA. The plaintiff seeks, among other things, monetary damages for the loss of the potential earn-out consideration, the value of the common shares held back by us pursuant to the APA and costs and fees. We believe the lawsuit to be without merit and intend to vigorously defend against the action.
On December 23, 2015, we filed a motion seeking to dismiss the majority of the claims asserted by the UD Trust. On January 13, 2016, we filed a counterclaim against the UD Trust in which we allege that V3 breached numerous provisions of the APA. On July 22, 2016, we filed a motion seeking to transfer venue of this action to the United States District Court for the District of Delaware. The Bankruptcy Court granted our motion to transfer venue on August 30, 2016, and the case was formally transferred to the Delaware Court on October 11, 2016. There is currently no hearing set on our motion to dismiss.

15.	Segmented Information
The Company reports segment information as a single reportable business segment based upon the manner in which related information is organized, reviewed, and managed. The Company operates in one segment providing data storage and desktop virtualization solutions for small and medium businesses and distributed enterprises. The Company conducts business globally, and its sales and support activities are managed on a geographic basis. Our management reviews financial information presented on a consolidated basis, accompanied by disaggregated information it receives from its internal management system about revenues by geographic region, based on the location from which the customer relationship is managed, for purposes of allocating resources and evaluating financial performance.
Information about Products and Services
The following table summarizes net revenue (in thousands):

	Year Ended December 31,
	2017	2016
Disk systems	$52,486	$46,795
Tape automation systems	9,718	10,297
Tape drives and media	10,615	10,973
Service	8,704	8,328
	$81,523	$76,393
Information about Geographic Areas
The Company markets its products domestically and internationally, with its principal international market being Europe. Revenue is attributed to the location to which the product was shipped. The Company divides its worldwide sales into three geographical regions: EMEA, consisting of Europe, the Middle East and Africa; Americas; and APAC, consisting of Asia Pacific countries.
The following table summarizes net revenue by geographic area (in thousands):

	Year Ended December 31,
	2017	2016
EMEA	$37,365	$39,719
Americas	28,213	23,043
APAC	15,945	13,631
Total	$81,523	$76,393
During 2017 and 2016, there were two geographic areas with specific concentrations of net revenue greater than 10%. Revenues from customers in the U.S. comprised $27.1 million and $20.1 million of Americas net revenue during the years ended December 31, 2017 and 2016, respectively. Revenue from customers in Germany accounted for $19.0 million and $19.6 million of EMEA’s net revenue during the years ended December 31, 2017 and 2016, respectively.

The following table presents property and equipment information for geographic areas based on the physical location of the assets (in thousands):

	Year Ended December 31,
	2017	2016
EMEA	$1,871	$1,703
Americas	520	937
APAC	351	418
Total	$2,742	$3,058

16.	Subsequent Events
Warrant Exchange Agreement
On March 16, 2018, the Company entered into warrant exchange agreements, in a privately negotiated exchange under Section 4(a)(2) of the Securities Act of 1933, as amended, pursuant to which the Company issued 1,430,998 common shares in exchange for the surrender and cancellation of the Company’s outstanding March 24, 2017 warrants (the “Exchange”). Immediately after the Exchange, the previously issued warrants became null and void. MF Ventures, LLC, participated in the Exchange by acquiring 299,999 common shares in exchange for a warrant to purchase 272,727 common shares.
Related Party Share Purchase Agreement
On February 20, 2018, the Company, Overland, and Silicon Valley Technology Partners LLC, a Delaware limited liability company established and controlled by Eric Kelly, the Company’s Chief Executive Officer and Chairman of the Board of Directors (the “Purchaser”) entered into a share purchase agreement (the “Purchase Agreement”), pursuant to which, among other things, and subject to certain closing conditions, the Company will sell to Purchaser all of the issued and outstanding shares of capital stock of Overland for $45.0 million (the “Purchase Price”), subject to a working capital adjustment (the “Share Purchase”). The net proceeds from the Share Purchase will be used to repay: (i) the Company’s outstanding obligations under its Credit Agreement with Opus Bank; (ii) its outstanding obligations under the related party convertible note with FBC Holdings S.a.r.l. (“FBC Holdings”); and (iii) its related party subordinated promissory note with MF Ventures, LLC. The Special Committee of the Board of Directors of the Company and the Board of Directors of the Company (with Eric Kelly recusing himself) unanimously approved the entry into the Purchase Agreement by the Company. See Note 1 - Organization and Business for additional details.