Form 10-Q
period 2018-03-31
Sphere 3D Corp
filed 2018-05-10
CIK 1591956

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2018
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
Large accelerated filer ☐             Accelerated filer ☐
Non-accelerated filer ☐                 Smaller reporting company ☒
(Do not check if a smaller reporting company)    Emerging growth company ☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐
As of May 1, 2018, there were 13,748,744 shares of the registrant’s common stock outstanding.

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements.
Sphere 3D Corp.
Condensed Consolidated Statements of Operations
(in thousands of U.S. dollars, except per share amounts)

	Three Months Ended March 31,
	2018	2017

Net revenue:	(Unaudited)
Product revenue	$17,419	$19,445
Service revenue	2,029	2,293
	19,448	21,738
Cost of product revenue	12,535	14,085
Cost of service revenue	903	822
Gross profit	6,010	6,831
Operating expenses:
Sales and marketing	4,390	4,797
Research and development	1,288	1,771
General and administrative	5,421	4,989
	11,099	11,557
Loss from operations	(5,089)	(4,726)
Other expense:
Interest expense	(453)	(1,190)
Interest expense, related party	(655)	(660)
Other expense, net	(286)	(927)
Loss before income taxes	(6,483)	(7,503)
Provision for income taxes	340	306
Net loss	$(6,823)	$(7,809)
Net loss per share:
Basic and diluted	$(0.89)	$(2.50)
Shares used in computing net loss per share:
Basic and diluted	7,679	3,118
See accompanying notes to condensed consolidated financial statements.

Sphere 3D Corp.
Condensed Consolidated Statements of Comprehensive Loss
(in thousands of U.S. dollars)

	Three Months Ended March 31,
	2018	2017

	(Unaudited)
Net loss	$(6,823)	$(7,809)
Other comprehensive loss:
Foreign currency translation adjustment	641	(9)
Total other comprehensive income (loss)	641	(9)
Comprehensive loss	$(6,182)	$(7,818)
See accompanying notes to condensed consolidated financial statements.

Sphere 3D Corp.
Condensed Consolidated Balance Sheets
(in thousands of U.S. dollars)

	March 31, 2018	December 31, 2017

Assets	(Unaudited)
Current assets:
Cash and cash equivalents	$2,327	$4,598
Accounts receivable, net of allowance for doubtful accounts of $1,699 and $1,675, respectively	10,606	11,482
Inventories	7,697	8,366
Other current assets	2,325	1,829
Total current assets	22,955	26,275
Property and equipment, net	2,676	2,742
Intangible assets, net	40,130	41,473
Goodwill	11,590	11,590
Other assets	1,236	1,200
Total assets	$78,587	$83,280
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$10,788	$9,362
Accrued liabilities	4,538	4,157
Accrued payroll and employee compensation	2,419	3,240
Deferred revenue	4,318	5,060
Debt, related party	25,854	26,613
Debt	18,109	18,195
Other current liabilities	1,023	1,283
Total current liabilities	67,049	67,910
Deferred revenue, long-term	1,321	1,276
Deferred income taxes	1,368	1,342
Other non-current liabilities	794	2,289
Total liabilities	70,532	72,817
Commitments and contingencies (Note 12)
Shareholders’ equity:
Common shares, no par value; 9,428 and 7,116 shares issued and outstanding as of March 31, 2018 and December 31, 2017, respectively	177,371	173,871
Accumulated other comprehensive loss	(1,340)	(1,981)
Accumulated deficit	(167,976)	(161,427)
Total shareholders’ equity	8,055	10,463
Total liabilities and shareholders’ equity	$78,587	$83,280

See accompanying notes to condensed consolidated financial statements.

Sphere 3D Corp.
Condensed Consolidated Statements of Cash Flows
(in thousands of U.S. dollars)

	Three Months Ended March 31,
	2018	2017

Operating activities:	(Unaudited)
Net loss	$(6,823)	$(7,809)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	1,484	1,526
Share-based compensation	821	2,169
Amortization of debt issuance costs	183	951
Fair value adjustment of warrants	(259)	(187)
Payment in-kind interest expense, related party	63	—
Loss on revaluation of investment	—	1,145
Changes in operating assets and liabilities (net of effects of acquisition):
Accounts receivable	1,036	(756)
Inventories	709	(496)
Accounts payable and accrued liabilities	2,228	1,298
Accrued payroll and employee compensation	(823)	(414)
Deferred revenue	(465)	124
Other assets and liabilities, net	(265)	(1,523)
Net cash used in operating activities	(2,111)	(3,972)
Investing activities:
Acquisition, net of cash acquired	—	(1,051)
Purchase of fixed assets	(8)	(4)
Net cash used in investing activities	(8)	(1,055)
Financing activities:
Proceeds from issuance of common shares and warrants	—	7,862
Payment for issuance costs	—	(433)
Payments on debt, related party	(192)	(577)
Net cash (used in) provided by financing activities	(192)	6,852
Effect of exchange rate changes on cash	40	23
Net (decrease) increase in cash and cash equivalents	(2,271)	1,848
Cash and cash equivalents, beginning of period	4,598	5,056
Cash and cash equivalents, end of period	$2,327	$6,904

Supplemental disclosures of cash flow information:
Cash paid for interest	$379	$404
Supplemental disclosures of non-cash investing and financing activities:
Issuance of common shares for settlement of liabilities	$787	$52
Issuance of common shares for related party liabilities	$483	$—
Issuance of common shares for acquisition	$—	$346
Costs accrued for issuance of common shares	$—	$250

See accompanying notes to condensed consolidated financial statements.

Sphere 3D Corp.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

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
Related Party Share Purchase Agreement
On February 20, 2018, the Company, Overland Storage, Inc., a California corporation and a wholly owned subsidiary of the Company (“Overland”), and Silicon Valley Technology Partners LLC, a Delaware limited liability company established and controlled by Eric Kelly, the Company’s Chief Executive Officer and Chairman of the Board of Directors (the “Purchaser”) entered into a share purchase agreement (the “Purchase Agreement”), pursuant to which, among other things, and subject to certain closing conditions, the Company will sell to Purchaser all of the issued and outstanding shares of capital stock of Overland for $45.0 million (the “Purchase Price”), subject to a working capital adjustment (the “Share Purchase”). The net proceeds from the Share Purchase will be used to repay: (i) the Company’s outstanding obligations under its Credit Agreement with Opus Bank; (ii) its outstanding obligations under the related party convertible note with FBC Holdings S.a.r.l. (“FBC Holdings”); and (iii) its related party subordinated promissory note with MF Ventures, LLC. The Special Committee of the Board of Directors of the Company and the Board of Directors of the Company (with Eric Kelly recusing himself) unanimously approved the entry into the Purchase Agreement by the Company. The Company will hold a special shareholder meeting on May 31, 2018 to seek shareholder approval for the Share Purchase and, subject to the receipt of requisite shareholder approval and meeting the other closing conditions contained therein (including Purchaser’s receipt of adequate funding to close the Share Purchase), anticipates the transaction will close shortly thereafter.
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

Management has projected that cash on hand will not be sufficient to allow the Company to continue operations beyond May 31, 2018 if the Company is unable to amend, refinance, or pay off its debt and credit facilities. If the transactions contemplated by the Purchase Agreement are consummated, the Company expects that the proceeds to be received by the Company would be sufficient to pay off its outstanding debt and credit facilities. The Company will hold a special shareholder meeting on May 31, 2018 to seek shareholder approval for the Share Purchase and, subject to the receipt of requisite shareholder approval and meeting the other closing conditions contained therein (including Purchaser’s receipt of adequate funding to close the Share Purchase), anticipates the transaction will close shortly thereafter. There can be no guarantee that we will be able to raise additional funds or amend or refinance our debt and credit facilities on favorable terms or at all, nor can there be any guarantee that the Company’s shareholders will approve the Share Purchase or that the Share Purchase will ultimately be consummated. Significant changes from the Company’s current forecasts, including but not limited to: (i) any delay in the closing of the Share Purchase after May 31, 2018 (including as a result of a failure to receive the appropriate shareholder vote, the failure of the Purchaser to obtain funding adequate to fund the Purchase Price, or the failure to satisfy any closing conditions), (ii) failure to comply with the financial covenants in its credit facilities; (iii) shortfalls from projected sales levels; (iv) unexpected increases in product costs; (v) increases in operating costs; (vi) changes in the historical timing of collecting accounts receivable; and (vii) inability to maintain compliance with the requirements of the NASDAQ Capital Market and/or inability to maintain listing with the NASDAQ Capital Market could have a material adverse impact on the Company’s ability to access the level of funding necessary to continue its operations at current levels. If any of these events occurs or the Company is unable to generate sufficient cash from operations or financing sources, the Company may be forced to liquidate assets where possible and/or curtail, suspend or cease planned programs or operations generally or possibly seek bankruptcy protection, which would have a material adverse effect on the Company’s business, results of operations, financial position and liquidity.
The Company incurred losses from operations and negative cash flows from operating activities for the three months ended March 31, 2018, and such losses might continue for the foreseeable future. Based upon the Company's current expectations and projections for the next year, the Company believes that it may not have sufficient liquidity necessary to sustain operations beyond May 31, 2018 due to the maturity dates of the existing debt facilities. These factors, among others, raise substantial doubt that the Company will be able to continue as a going concern. The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.
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
Principles of Consolidation
The condensed consolidated financial statements of the Company have been prepared by management in accordance with accounting principles generally accepted in the United States of America (“GAAP”), applied on a basis consistent for all periods. These condensed consolidated financial statements include the accounts of the Company and its subsidiaries, all of which are wholly owned. All intercompany balances and transactions have been appropriately eliminated in consolidation.
Use of Estimates
The preparation of the condensed consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the condensed consolidated financial statements and reported amounts of revenues and expenses during the reporting period. Significant areas requiring the use of management estimates relate to the determination of provisions for impairment assessments of goodwill, other indefinite-lived intangible assets and long-lived assets; deferred revenue; allowance for doubtful receivables; inventory valuation; warranty provisions; deferred income taxes; and litigation claims. Actual results could differ from these estimates.
Foreign Currency Translation
The financial statements of foreign subsidiaries, for which the functional currency is the local currency, are translated into U.S. dollars using the exchange rate at the consolidated balance sheet date for assets and liabilities and a weighted-average exchange rate during the year for revenue, expenses, gains and losses. Translation adjustments are recorded as other comprehensive income (loss) within shareholders’ equity. Gains or losses from foreign currency transactions are recognized in the consolidated statements of operations. Such transactions resulted in a loss of $0.6 million in three months ended March 31, 2018 and a minimal gain in three months ended March 31, 2017.
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
Revenue Recognition
The Company primarily generates revenue from solutions for standalone storage and long-term data archive products, as well as enterprise storage management solutions which are primarily grouped into three categories: (i) disk systems, (ii) tape automation systems, tape drive and media, and (iii) warranty and customer services.
Approximately 90% of the Company’s revenue is recognized when performance obligations under the terms of a contract with a customer are satisfied at a point in time. These contracts generally have a single performance obligation to transfer products. Accordingly, the Company recognizes revenue when change of control has been transferred to the customer, generally at the time of shipment of products. The Company sells its products both directly to customers and through distributors generally under agreements with payment terms typically less than 45 days. Revenue on direct product sales, excluding sales to distributors, are not entitled to any specific right of return or price protection, except for any defective product that may be returned under our standard product warranty. Product sales to distribution customers are subject to certain rights of return, stock rotation privileges and price protections, that create “variable considerations”. Revenue is measured as the amount of consideration the Company expects to receive in exchange for transferring products and is generally based upon a negotiated fixed price and is net of estimates for variable considerations.
For performance obligations related to warranty and customer services, such as extended product warranties, the Company transfers control and recognizes revenue over time on a ratable basis. The performance obligations are satisfied as services are rendered typically on a straight-line basis over the contract term, which is generally 12 months.
In limited circumstances where a customer is unable to accept shipment and requests products be delivered to, and stored on, the Company’s premises, also known as a “bill-and-hold” arrangements, revenue is recognized when: (i) the customer has requested delayed delivery and storage of the products, (ii) the goods are segregated from the inventory, (iii) the product is complete, ready for shipment and physical transfer to the customer, and (iv) the Company does not have the ability to use the product or direct it to another customer.
The Company enters into revenue arrangements that may consist of multiple performance obligations, of its product and service offerings, such as for sales of hardware devices and extended warranty services. The Company allocates revenue to the performance obligations in multiple element arrangements based on relative selling prices. The Company determines the transaction price based on its normal pricing and discounting practices for the specific product or service when sold separately. When the Company is not able to establish the individual transaction price for all performance obligations in an arrangement with multiple elements, the Company determines the selling price of each element based on third party evidence of selling price or based on the Company’s actual historical selling prices of similar items, whichever management believes provides the most reliable estimate of expected selling prices.
Warranty and Extended Warranty
The Company records a provision for standard warranties provided with all products. If future actual costs to repair were to differ significantly from estimates, the impact of these unforeseen costs or cost reductions would be recorded in subsequent periods.
Separately priced extended on-site warranties and service contracts are offered for sale to customers on all product lines. The Company contracts with third party service providers to provide service relating to on-site warranties and service contracts.

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
In January 2017, the FASB issued Accounting Standards Update (“ASU”) No. 2017-04, Intangibles - Goodwill and Other (Topic 350) - Simplifying the Test for Goodwill Impairment (“ASU 2017-04”). The update simplifies the subsequent measurement of goodwill by eliminating Step 2 from the goodwill impairment test. An entity should perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount, and recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit's fair value, if applicable. The loss recognized should not exceed the total amount of goodwill allocated to the reporting unit. The same impairment test also applies to any reporting unit with a zero or negative carrying amount. An entity still has the option to perform the qualitative assessment for a reporting unit to determine if the quantitative impairment test is necessary. The update is effective for annual reporting periods, including interim periods, beginning after December 15, 2019, on a prospective basis. Early adoption is permitted for interim or annual goodwill impairment tests performed after January 1, 2017. We do not expect the adoption of ASU 2017-04 to have a material effect on our consolidated financial statements and related disclosures.
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
Recently Adopted Accounting Pronouncements
On January 1, 2018, we adopted ASU 2014-09, Revenue from Contracts with Customers and all the related amendments, or Accounting Standards Codification (“ASC”) Topic 606. Under Topic 606, an entity is required to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. Topic 606 defines a five-step process in order to achieve this core principle, which may require the use of judgment and estimates, and also requires expanded qualitative and quantitative disclosures relating to the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers, including significant judgments and estimates used. The adoption of the new standard requires the recognition of revenues generally upon shipment to our customers for both distributors and direct consumers also known as “sell-in basis” for sales of products to certain customers which had previously been recognized on a “sell-through basis” or when the product was ultimately shipped to the end consumer. We elected to adopt this guidance using the modified retrospective method and it resulted in a cumulative adjustment reducing our accumulated deficit by approximately $0.3 million. Comparative prior periods were not adjusted and continue to be reported under FASB ASC Topic 605, Revenue Recognition.
In connection with the adoption of Topic 606, we are required to capitalize certain contract acquisition costs consisting primarily of commissions paid when contracts are signed. The Company elected follow a Topic 606 practical expedient and expense the incremental costs of obtaining a contract (sales commissions) when incurred because the amortization period is generally one year or less and capitalized long-term contract costs are not significant. For certain performance obligations related to services, extended warranty and other service agreements that are settled over time, the Company has elected not to adjust the transaction price for the consideration of the effects of time value of money for prepaid services from customers as these services and warranty services are usually fully amortized in one year or less. The impact of the adoption of ASC 606 on our unaudited consolidated balance sheet at March 31, 2018 and our unaudited consolidated statements of comprehensive income, equity and cash flows for the three months ended March 31, 2018 was not material. We do not expect the adoption of this guidance to have a material effect on our results of operations in future periods.

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments (“ASU 2016-15”). The update addresses eight cash flow classification issues and how they should be reported in the statement of cash flows. The update is effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. The adoption of the new standard on January 1, 2018 did not have a material effect on our financial position, results of operations or cash flows.
In May 2017, the FASB issued ASU No. 2017-09, Compensation - Stock Compensation (Topic 718) - Scope of Modification Accounting (“ASU 2017-09”). The update provides clarity and is expected to reduce both diversity in practice and the cost and complexity when accounting for a change to the terms of a stock-based award. the update is effective for fiscal years, including interim periods within those fiscal years, beginning after December 15, 2017, on a prospective basis. The adoption of the new standard on January 1, 2018 did not have a material effect on our financial position, results of operations or cash flows.
In July 2017, the FASB issued Accounting Standards Update (“ASU”) No. 2017-11, Earnings Per Share (Topic 260); Distinguishing Liabilities from Equity (Topic 480); Derivatives and Hedging (Topic 815) (“ASU 2017-11”). The update changes the classification of certain equity-linked financial instruments (or embedded features) with down round features. The update also clarifies existing disclosure requirements for equity-classified instruments. The update is effective retrospectively for annual reporting periods beginning after December 15, 2018, including interim periods within that reporting period. We early adopted the new standard effective January 1, 2018 and it did not have a material effect on our financial position, results of operations or cash flows.

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
Goodwill is primarily comprised of a trained and assembled workforce. The fair value estimates for the assets acquired and liabilities assumed for the acquisition were based on estimates and analysis, including work performed by third party valuation specialists. The goodwill recognized upon acquisition is not deductible for tax purposes.
The results of operations related to this acquisition have been included in our consolidated statements of operations from the acquisition date. Pro forma results of operations have not been presented because at this time it is impracticable to provide as the information is not available at the level of detail required.
The identified intangible assets as of the date of acquisition consisted of the following (in thousands):

	Estimated Fair Value	Weighted- Average Useful Life (years)
Channel partner relationships	$730	6.0
Customer relationships	380	3.2
Developed technology	150	3.0
Total identified intangible assets	$1,260

4.	Inventories
The following table summarizes inventories (in thousands):

	March 31, 2018	December 31, 2017
Raw materials	$1,601	$1,222
Work in process	2,160	2,217
Finished goods	3,936	4,927
	$7,697	$8,366

5.	Intangible Assets and Goodwill
The following table summarizes intangible assets, net (in thousands):

	March 31, 2018	December 31, 2017
Developed technology	$23,414	$23,414
Channel partner relationships(1)	12,976	12,929
Capitalized development costs(1)	3,069	3,164
Customer relationships(1)	1,668	1,647
	41,127	41,154
Accumulated amortization:
Developed technology	(16,299)	(15,276)
Channel partner relationships(1)	(1,365)	(1,201)
Capitalized development costs(1)	(1,461)	(1,409)
Customer relationships(1)	(572)	(495)
	(19,697)	(18,381)
Total finite-lived assets, net	21,430	22,773
Indefinite-lived intangible assets - trade names	18,700	18,700
Total intangible assets, net	$40,130	$41,473
________________

(1)	Includes the impact of foreign currency exchange rate fluctuations.
Amortization expense of intangible assets was $1.3 million during each of the three months ended March 31, 2018 and 2017. Estimated amortization expense for intangible assets is expected to be approximately $2.4 million for the remainder of 2018 and $2.6 million, $2.5 million, $2.1 million, $1.9 million and $1.5 million in fiscal 2019, 2020, 2021, 2022 and 2023, respectively.

6.	Debt
Related Party Convertible Note
In December 2014, in connection with the acquisition of Overland, the existing debt of Overland and the remaining debt of the Company were amended and restated into a $19.5 million convertible note held by FBC Holdings. In April 2016, the Company modified its convertible note with FBC Holdings, pursuant to which the holder made an additional advance and principal amount under the convertible note amount was increased to $24.5 million. The convertible note bears interest at an 8.0% simple annual interest rate, payable semi-annually. The obligations under the convertible note are secured by substantially all assets of the Company. At March 31, 2018, the Company had $23.8 million, net of unamortized debt costs of $0.7 million, outstanding on the convertible note.
The Company has the option to pay accrued and outstanding interest either entirely in cash or common shares. If the Company choses to pay the interest in common shares, the calculation is based upon the number of common shares that may be issued as payment of interest on the convertible note and will be determined by dividing the amount of interest due by the current market price as defined in the convertible note agreement. For the three months ended March 31, 2018 and 2017, the Company issued 344,959 and zero common shares, respectively, for the settlement of accrued interest expense.

In March 2018, the Company and FBC Holdings entered into an amendment to the convertible note, under which the maturity date was extended from March 31, 2018 to May 31, 2018. The amendment also altered the schedule for interest payments under the FBC Debenture by providing for future accrued interest to be paid twice monthly rather than semi-annually. In partial consideration for the extension, the Company agreed to pay to FBC Holdings a fee, payable in cash or common shares of the Company at the Company’s option, of $735,000, payable in full by May 16, 2018. In April 2018, the Company issued in the aggregate 950,579 common shares to FBC Holdings for payment of accrued interest and partial payment of fees related to the March 2018 amendment to the convertible note.
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
The convertible note contains customary covenants, including covenants that limit or restrict the Company’s ability to incur liens, incur indebtedness, or make certain restricted payments. Upon the occurrence of an event of default under the convertible note, the Holder may declare all amounts outstanding to be immediately due and payable. The convertible note specifies a number of events of default (some of which are subject to applicable grace or cure periods), including, among other things, non-payment defaults, covenant defaults, cross-defaults to other materials indebtedness, bankruptcy and insolvency defaults, and material judgment defaults. As of March 31, 2018, the Company was in compliance with all covenants of the convertible note.
For the three months ended March 31, 2018 and 2017, interest expense, including amortization of debt costs, on the convertible note was $0.6 million and $0.5 million, respectively.
Related Party Debt
In December 2017, the Company entered into a $2.0 million subordinated promissory note with MF Ventures, LLC, a related party. The promissory note is subordinate to the Company’s Opus Bank Credit Agreement and FBC Holdings indebtedness and has a maturity date of the earliest of: (i) December 11, 2020; (ii) immediately after repayment in full of the Opus Bank Credit Agreement and the FBC Holdings indebtedness; or (iii) immediately after the Company’s refinancing of both the Opus Bank Credit Agreement and the FBC Holdings indebtedness. The promissory note may be prepaid at any time by the Company; including any accrued and unpaid interest and a $0.3 million prepayment penalty. The promissory note bears interest at a 12.5% simple annual interest rate, payable quarterly in arrears. Interest shall be paid in kind by increasing the principal amount of the note on each quarterly interest payment date. At March 31, 2018, the Company had $2.1 million outstanding on the convertible note. For the three months ended March 31, 2018, interest expense, including amortization of debt costs, on the promissory note was $0.1 million.
In September 2016, the Company entered into a $2.5 million agreement with FBC Holdings. The term loan has a maturity date of January 31, 2018 and bears interest at a 20.0% simple annual interest rate, payable monthly in arrears. For the three months ended March 31, 2018 and 2017, interest expense, including amortization of debt costs, on the term loan was $5,000 and $119,000, respectively. In January 2018, the FBC Holdings term loan was repaid in full per the term loan agreement.
Credit Agreement
In April 2016, the Company entered into a Credit Agreement with Opus Bank for a term loan in the amount of $10.0 million and a credit facility in the amount of up to $10.0 million. A portion of the proceeds were used to pay off the Company’s then outstanding credit facilities with FBC Holdings and Silicon Valley Bank. The remainder of the proceeds were used for working capital and general business requirements. On December 30, 2016, the credit facility was reduced to $8.2 million. The obligations under the term loan and credit facility are secured by substantially all assets of the Company other than the stock of its subsidiaries organized outside of the U.S. and Canada that are pledged to secure the Company’s obligations under the Company’s convertible note. At March 31, 2018, the interest rate on the term loan and credit facility was 8.25%.

In March 2018, the Company and Opus Bank entered into Amendment Number Eight to Credit Agreement (“Amendment Number Eight”). Under the terms of Amendment Number Eight the maturity date for the revolving and term loan credit facilities were extended from March 31, 2018 to May 31, 2018. In consideration for the extension, the Company agreed to pay to Opus Bank a fee of $0.1 million, payable in cash on the date the Credit Agreement is paid in full.
In March 2017, the Company and Opus Bank entered into Amendment Number Two to Credit Agreement, Amendment Number One to Amendment Number 1, Waiver and Reaffirmation (the “Second Amendment”). As a condition of the Second Amendment, the Company issued to Opus Bank (i) a warrant, exercisable for 15,957 shares at an exercise price of $0.25 per common share as the debt was not repaid by April 17, 2017 and (ii) a warrant, exercisable for 35,242 shares at an exercise price of $0.25 per common share as the debt was not repaid by May 31, 2017.
The term loan and credit facility contain customary covenants, including covenants that limit or restrict the Company’s ability to incur liens, incur indebtedness, or make certain restricted payments. Upon the occurrence of an event of default under the term loan, the holder may declare all amounts outstanding to be immediately due and payable. The term loan and credit facility specify a number of events of default (some of which are subject to applicable grace or cure periods), including, among other things, non-payment defaults, covenant defaults, cross-defaults to other materials indebtedness, bankruptcy and insolvency defaults, and material judgment defaults. As of March 31, 2018, the Company was in compliance with all covenants of the term loan and credit facility.
At March 31, 2018, the outstanding balances of the term loan and credit facility were $9.9 million, net of unamortized debt costs of $0.1 million, and $8.2 million, respectively. For the three months ended March 31, 2018 and 2017, interest expense, including amortization of debt costs, on the Opus facilities was $0.5 million and $1.2 million, respectively.

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
The following table provides information by level for liabilities that are measured at fair value using significant unobservable inputs (Level 3) (in thousands):

Warrant liability as of December 31, 2017	$1,669
Adoption of accounting guidance	(46)
Change in fair value of warrants	(259)
Reclassification to equity resulting from warrant exchange agreement	(1,364)
Warrant liability as of March 31, 2018	$—

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
At March 31, 2018, the Company had the following outstanding warrants to purchase common shares:

Date issued	Contractual life (years)	Exercise price	Number outstanding		Expiration
May 2015	5	$100.00	33,600		May 31, 2020
October 2015	5	$58.25	16,077		October 14, 2020
December 2015	3	$38.50	20,000		December 21, 2018
December 2015	5	$62.50	41,100		December 15, 2020
December 2015	5	$27.00	60,000	(1)	December 4, 2020
January 2016	3	$51.50	3,539		November 30, 2018
February 2016	3	$40.50	20,000		February 26, 2019
March 2016	5	$62.50	1,200		March 4, 2021
November 2016	3	$50.00	1,000		November 8, 2019
December 2016	6	$0.25	34,483		December 30, 2022
March 2017	6	$0.25	15,957		April 18, 2023
March 2017	6	$0.25	35,242		June 1, 2023
August 2017	5	$5.25	300,000		August 11, 2022
August 2017	5	$5.25	95,000		August 16, 2022
August 2017	5	$5.25	205,000		August 22, 2022
			882,198	(2)
_______________

(1)
If the Company or any subsidiary thereof, at any time while this warrant is outstanding, enters into a Variable Rate Transaction (“VRT”) (as defined in the purchase agreement) and the issue price, conversion price or exercise price per share applicable thereto is less than the warrant exercise price then in effect, the exercise price shall be reduced to equal the VRT price.

(2)	Includes warrants to purchase up to 340,000 common shares, in the aggregate, outstanding to related parties at March 31, 2018.

Related Party Share Capital Transactions
In August 2017, the Company entered into a securities purchase agreement with certain investors pursuant to which the Company issued (i) 600,000 common shares, of which 395,000 common shares were issued to related parties, and (ii) warrants for the purchase of up to 600,000 common shares, of which warrants to purchase up to 395,000 common shares were issued to related parties, in a private placement in exchange for a cash payment of $3.0 million. The purchase price was $5.00 per common share and warrant to purchase one common share, and the exercise price of the warrants is $5.25 per warrant share. The warrants were subject to certain anti-dilution adjustments through December 2017.
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
In March 2017, the Company entered into a securities purchase agreement with certain investors party thereto, pursuant to which the Company issued to the investors, in the aggregate, 818,182 of the Company’s common shares for gross proceeds of $4.5 million. The securities purchase agreement also provided for the concurrent private placement of warrants exercisable to purchase up to 867,272 common shares. Each warrant had an exercise price of $7.50 per warrant share. MF Ventures, LLC, a related party, participated in the offering by acquiring 181,818 common shares and warrants to purchase 181,818 shares. In August 2017, the Company issued additional common shares, which triggered a price adjustment for the March 2017 warrants from $7.50 to $5.00 and the Company issued, in the aggregate, additional warrants exercisable to purchase up to 433,638 common shares, of which MF Ventures, LLC received warrants exercisable to purchase 90,909 common shares. In March 2018, the Company entered into warrant exchange agreements, in a privately negotiated exchange under Section 4(a)(2) of the Securities Act of 1933, as amended, pursuant to which the Company issued 1,430,998 common shares in exchange for the surrender and cancellation of the Company’s outstanding March 24, 2017 warrants (the “Exchange”). Immediately after the Exchange, the previously issued warrants became null and void. MF Ventures, LLC, participated in the Exchange by acquiring 299,999 common shares in exchange for the cancellation of a warrant to purchase 272,727 common shares.
Between December 30, 2016 and March 16, 2017, the Company completed a private placement and issued a total of 725,599 “Units” at a purchase price of $7.50 per Unit. Each Unit consisted of one common share and one warrant from each of two series of warrants. The Company received gross proceeds of $5.4 million in connection with the sale of the Units. The warrants were exercisable to purchase 1,451,198 common shares in the aggregate. MF Ventures, LLC participated in the private placements by acquiring 333,333 common shares and warrants to purchase 666,666 common shares. Lynn Factor and Sheldon Inwentash, a married couple and related party to the Company, participated in the private placements by acquiring 213,000 common shares and warrants to purchase 426,000 common shares. An additional 28,000 common shares and warrants to purchase 56,000 common shares were acquired by ThreeD Capital Inc. Mr. Inwentash is the Chief Executive Officer of ThreeD Capital Inc. In July 2017, the warrants issued between December 30, 2016 and March 16, 2017 became null and void as a result of the amended and restated warrant agreements. As of December 31, 2017, Lynn Factor and Sheldon Inwentash no longer have a significant direct or indirect ownership of the Company and are no longer classified as a related party.

9.	Equity Incentive Plans
During the three months ended March 31, 2018 and 2017, the Company granted awards of restricted stock units of 400 and 210,441, respectively, which 206,238 were granted outside of the 2015 Performance Incentive Plan. The restricted stock units were fair valued based on the date of grant. During the three months ended March 31, 2018 and 2017, the Company granted awards of stock options of none and 800, respectively. The stock options were fair valued using the Black-Scholes option pricing model. The restricted stock units and stock options typically vest over a period of approximately three years.

During the three months ended March 31, 2018 and 2017, the Company granted restricted stock awards (“RSA”) in lieu of cash payment for services performed. The estimated fair value of the RSAs was based on the market value of the Company’s common shares on the date of grant. During the three months ended March 31, 2018 and 2017, the Company granted RSAs of 380,371 and 6,520, respectively, with a value of $787,000 and $52,000, respectively.
Stock Options
The fair value of each option is estimated on the date of grant using the Black-Scholes option pricing model, which uses the weighted-average assumptions noted in the following table:

	Three Months Ended March 31,
	2018	2017
Expected volatility	n/a	93.0%
Risk-free interest rate	n/a	1.5%
Dividend yield	n/a	—
Expected term (in years)	n/a	4.7
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
Share-Based Compensation Expense
The Company recorded the following compensation expense related to its share-based compensation awards (in thousands):

	Three Months Ended March 31,
	2018	2017
Cost of sales	$32	$84
Sales and marketing	184	651
Research and development	96	370
General and administrative	509	1,064
Total share-based compensation expense	$821	$2,169
As of March 31, 2018, there was a total of $2.1 million of unrecognized compensation expense related to unvested equity-based compensation awards. The expense associated with non-vested restricted stock units and options awards granted as of March 31, 2018 is expected to be recognized over a weighted-average period of 1.6 years.

10.	Net Loss per Share
Basic net loss per share is computed by dividing net loss applicable to common shareholders by the weighted-average number of common shares outstanding during the period. For all periods presented, there is no difference in the number of shares used to calculate basic and diluted shares outstanding due to the Company’s net loss position.
Anti-dilutive common share equivalents excluded from the computation of diluted net loss per share were as follows (in thousands):

	Three Months Ended March 31,
	2018	2017
Common share purchase warrants	882	2,744
Convertible notes	327	327
Convertible notes interest	328	452
Restricted stock not yet vested or released	848	267
Options outstanding	176	130

11.	Related Party Transactions
Professional services provided by affiliates of the Company were $206,000 and $42,000 during the three months ended March 31, 2018 and 2017, respectively.

12.	Commitments and Contingencies
Letters of credit
During the ordinary course of business, the Company provides standby letters of credit to third parties as required for certain transactions initiated by the Company. As of March 31, 2018, the Company’s had no outstanding standby letters of credit.
Warranty and Extended Warranty
The Company had $0.8 million in deferred costs included in other current and non-current assets related to deferred service revenue at both March 31, 2018 and December 31, 2017. Changes in the liability for product warranty and deferred revenue associated with extended warranties and service contracts were as follows (in thousands):

	Product Warranty	Deferred Revenue
Liability at December 31, 2017	$996	$5,672
Settlements made during the period	(156)	(1,493)
Change in liability for warranties issued during the period	180	1,339
Change in liability for pre-existing warranties	9	—
Liability at March 31, 2018	$1,029	$5,518
Current liability	$642	$4,260
Non-current liability	387	1,258
Liability at March 31, 2018	$1,029	$5,518

Litigation
The Company is, from time to time, subject to claims and suits arising in the ordinary course of business. In the opinion of management, the ultimate resolution of such pending proceedings will not have a material effect on the Company’s results of operations, financial position or cash flows.
Patent Litigation Funding Agreement
In December 2010, Overland entered into a litigation funding agreement (the “Funding Agreement”) with Special Situations Fund III QP, L.P., Special Situations Private Equity Fund, L.P., Special Situations Technology Fund, L.P., and Special Situations Technology Fund II, L.P. (collectively, the “Special Situations Funds”) pursuant to which the Special Situations Funds agreed to fund certain patent litigation brought by Overland. In May 2014, the Special Situations Funds filed a complaint against Overland in the Supreme Court for New York County, alleging breach of the Funding Agreement. The Special Situations Funds alleged that Overland’s January 2014 acquisition of Tandberg Data entitled the Special Situation Funds to a $6.0 million payment under the Funding Agreement, and therefore Overland’s refusal to make the payment constituted a breach of the Funding Agreement by Overland. In November 2014, the Special Situations Funds amended their complaint to allege that Overland breached the Funding Agreement’s implied covenant of good faith and fair dealing by settling the patent litigation with BDT in bad faith to avoid a payment obligation under the Funding Agreement.  The Special Situations Funds sought $6.0 million in contractual damages as well as costs and fees. On October 10, 2017, the Court entered an order granting Overland’s motion for summary judgment and dismissing the Special Situations Funds’ complaint in its entirety with prejudice, and in April 2018, the parties entered into a settlement agreement ending the litigation that did not require payment from either party.
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
In April 2015, we filed a proof of claim in connection with bankruptcy proceedings of V3 Systems, Inc. (“V3”) based on breaches by V3 of the Asset Purchase Agreement entered into between V3 and the Company dated February 11, 2014 (the “APA”). On October 6, 2015, UD Dissolution Liquidating Trust (“UD Trust”), the apparent successor to V3, filed a complaint against us and certain of our current and former directors in the U.S. Bankruptcy Court for the District of Utah Central Division objecting to our proof of claim and asserting claims for affirmative relief against us and our directors. This complaint alleges, among other things, that Sphere 3D breached the APA and engaged in certain other actions and/or omissions that caused V3 to be unable to timely sell the Sphere 3D common shares received by V3 pursuant to the APA. The plaintiff seeks, among other things, monetary damages for the loss of the potential earn-out consideration, the value of the common shares held back by us pursuant to the APA and costs and fees. We believe the lawsuit to be without merit and intend to vigorously defend against the action.
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

In March 2018, UD Trust filed a complaint in U.S. District Court, Northern California District (“California Complaint”) asserting that two transactions involving the Company constitute fraudulent transfers under federal and state law. First, UD Trust alleges that the consolidation of the Company’s and its subsidiaries’ indebtedness to the Cyrus Group into a debenture between FBC and the Company in the principal amount of $19.5 million in December 2014 constitutes a fraudulent transfer. Second, UD Trust alleges that the Share Purchase Agreement constitutes a fraudulent transfer, and seeks to enjoin the Share Purchase or that the proceeds of the transaction be placed in escrow until the V3 litigation is resolved. The California Complaint also asserts a claim against the Company’s CEO for breach of fiduciary duty, and a claim against the Cyrus Group for aiding and abetting breach of fiduciary duty. We believe the lawsuit to be without merit and intend to vigorously defend against the action.

13.	Segmented Information
The Company reports segment information as a single reportable business segment based upon the manner in which related information is organized, reviewed, and managed. The Company operates in one segment providing data storage and desktop virtualization solutions for small and medium businesses and distributed enterprises.
The following table summarizes net revenue (in thousands):

	Three Months Ended March 31,
	2018	2017
Disk systems	$13,164	$14,965
Tape automation systems	2,064	2,398
Tape drives and media	2,191	2,082
Service	2,029	2,293
	$19,448	$21,738

14.	Subsequent Events
In April 2018, the Company closed an underwritten public offering of 3,300,000 common shares and warrants to purchase up to an aggregate of 990,000 common shares at an aggregate purchase price of $0.70 per common share and accompanying warrant, as well as a concurrent closing of warrants to purchase an additional 112,500 common shares pursuant to the partial exercise of the over-allotment option granted to the underwriter. Gross proceeds, before underwriting discounts and commissions and other offering expenses, were approximately $2.3 million.
On May 10, 2018, the Company issued 640,800 common shares to satisfy payment obligations incurred by the Company in the aggregate amount of $0.3 million. The obligations were related to the Purchase Agreement entered into in February 2018.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
The following quarterly management’s discussion and analysis (“MD&A”) should be read in conjunction with our unaudited condensed consolidated financial statements and the accompanying notes of Sphere 3D Corp. (the “Company”) for the three months ended March 31, 2018. The condensed consolidated financial statements have been presented in United States (“U.S.”) dollars and have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). Unless the context otherwise requires, any reference to the “Company,” “Sphere 3D,” “we,” “our,” “us” or similar terms refers to Sphere 3D Corp. and its subsidiaries. Unless otherwise indicated, all references to “$” and “dollars” in this discussion and analysis mean U.S. dollars.
This MD&A includes forward-looking statements that involve risks, uncertainties and assumptions that are difficult to predict. Words and expressions reflecting optimism, satisfaction or disappointment with current prospects, as well as words such as “believes,” “hopes,” “intends,” “estimates,” “expects,” “projects,” “plans,” “anticipates” and variations thereof, or the use of future tense, identify forward-looking statements, but their absence does not mean that a statement is not forward-looking. Forward-looking statements are based on information currently available to us and on estimates and assumptions made by us regarding, among other things, general economic conditions, in light of our experience and perception of historical trends, current conditions and expected future developments, as well as other factors that we believe are appropriate and reasonable in the circumstances, but there can be no assurance that such estimates and assumptions will prove to be correct. Many factors could cause actual results, performance or achievements or future events or developments to differ materially from those expressed or implied by the forward-looking statements, including, but not limited to: our entry into the Purchase Agreement dated February 20, 2018 with Silicon Valley Technology Partners LLC (“Purchaser”), an entity established and controlled by Eric Kelly, chairman and chief executive officer of the Company, pursuant to which Purchaser proposes to acquire Overland and the Data Protection and Archive business from Sphere 3D;  Purchaser’s ability to obtain sufficient financing to fund such acquisition and our inability to meet the closing conditions and to close such acquisition on a timely basis; our ability to refinance our credit facilities and to raise additional debt or equity financing; the inability to maintain compliance with the requirements of the NASDAQ Capital Market and/or inability to maintain listing with the NASDAQ Capital Market; the limited operating history of Sphere 3D; the ability of Sphere 3D to manage growth and specifically, its recent acquisition of Unified ConneXions, Inc. (“UCX”) and HVE ConneXions, LLC (“HVE”); the impact of competition; the investment in technological innovation; any defects in components or design of Sphere 3D’s products; the retention or maintenance of key personnel; the possibility of significant fluctuations in operating results; currency fluctuations; the ability of Sphere 3D to maintain business relationships; financial, political or economic conditions; financing risks; future acquisitions; the ability of Sphere 3D to protect its intellectual property; third party intellectual property rights; volatility in the market price for the common shares of the Company; compliance by Sphere 3D with financial reporting and other requirements as a public company; conflicts of interests; future sales of common shares by Sphere 3D’s directors, officers and other shareholders; dilution and future sales of common shares. For more information on these risks, you should refer to the Company’s filings with the securities regulatory authorities, including the Company’s most recently filed Annual Report on Form 10-K, which is available on SEDAR at www.sedar.com and EDGAR at www.sec.gov. In evaluating such statements, we urge you to specifically consider various factors identified in this report, any of which could cause actual results to differ materially from those indicated by such forward-looking statements. Forward-looking statements speak only as of the date of this report and we undertake no obligation to publicly update any forward-looking statements to reflect new information, events or circumstances after the date of this report. Actual events or results may differ materially from such statements.

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
First Quarter of 2018 and Recent Highlights

•
On April 17, 2018, the Company closed an underwritten public offering of 3,300,000 common shares and warrants to purchase up to an aggregate of 990,000 common shares at an aggregate purchase price of $0.70 per common share and accompanying warrant, as well as a concurrent closing of warrants to purchase an additional 112,500 common shares pursuant to the partial exercise of the over-allotment option granted to the underwriter. Gross proceeds, before underwriting discounts and commissions and other offering expenses, were approximately $2.3 million.

•
On March 16, 2018, the Company entered into warrant exchange agreements, in a privately negotiated exchange under Section 4(a)(2) of the Securities Act of 1933, as amended, pursuant to which the Company issued 1,430,998 common shares in exchange for the surrender and cancellation of the Company’s outstanding March 24, 2017 warrants (the “Exchange”). Immediately after the Exchange, the previously issued warrants became null and void. MF Ventures, LLC, participated in the Exchange by acquiring 299,999 common shares in exchange for the cancellation of a warrant to purchase 272,727 common shares.

•
On February 20, 2018, the Company, Overland Storage, Inc., a California corporation and a wholly owned subsidiary of the Company (“Overland”), and Silicon Valley Technology Partners LLC, a Delaware limited liability company established and controlled by Eric Kelly, the Company’s Chief Executive Officer and Chairman of the Board of Directors (the “Purchaser”) entered into a share purchase agreement (the “Purchase Agreement”), pursuant to which, among other things, and subject to certain closing conditions, the Company will sell to Purchaser all of the issued and outstanding shares of capital stock of Overland for $45.0 million (the “Purchase Price”), subject to a working capital adjustment (the “Share Purchase”). The net proceeds from the Share Purchase will be used to repay: (i) the Company’s outstanding obligations under its Credit Agreement with Opus Bank; (ii) its outstanding obligations under the related party convertible note with FBC Holdings S.a.r.l. (“FBC Holdings”); and (iii) its related party subordinated promissory note with MF Ventures, LLC. The Special Committee of the Board of Directors of the Company and the Board of Directors of the Company (with Eric Kelly recusing himself) unanimously approved the entry into the Purchase Agreement by the Company. The Company will hold a special shareholder meeting on May 31, 2018 to seek shareholder approval for the Share Purchase and, subject to the receipt of requisite shareholder approval and meeting the other closing conditions contained therein (including Purchaser’s receipt of adequate funding to close the Share Purchase), anticipates the transaction will close shortly thereafter.

Results of Operations
The following table sets forth certain financial data as a percentage of net revenue:

	Three Months Ended March 31,
	2018	2017
Net revenue	100.0%	100.0%
Cost of revenue	69.1	68.6
Gross profit	30.9	31.4
Operating expenses:
Sales and marketing	22.6	22.1
Research and development	6.6	8.1
General and administrative	27.9	23.0
	57.1	53.2
Loss from operations	(26.2)	(21.8)
Interest expense	(5.7)	(8.5)
Other expense, net	(1.5)	(4.3)
Loss before income taxes	(33.4)	(34.6)
Provision for income taxes	1.7	1.4
Net loss	(35.1)%	(36.0)%
 A summary of the sales mix by product follows (in thousands):

	Three Months Ended March 31,
	2018	2017	Change
Disk systems	$13,164	$14,965	(12.0)%
Tape automation systems	2,064	2,398	(13.9)%
Tape drives and media	2,191	2,082	5.2%
Service	2,029	2,293	(11.5)%
Total	$19,448	$21,738	(10.5)%
The First Quarter of 2018 Compared with The First Quarter of 2017
Net Revenue
We had revenue of $19.4 million during the first quarter of 2018 compared to $21.7 million during the first quarter of 2017. The decrease in net revenue is a result of a decrease in product revenue of $2.0 million primarily due a decrease of sales units for disk systems from our HVE product line, and a decrease in service revenue of $0.3 million. Original equipment manufacturer (“OEM”) net revenue accounted for 20.6% and 15.5% of net revenue during the first quarter of 2018 and 2017, respectively.
Product Revenue
Net product revenue decreased to $17.4 million during the first quarter of 2018 from $19.4 million during the first quarter of 2017, a decrease of $2.0 million. Revenue from disk systems decreased by $1.8 million primarily related to a $1.4 million decrease in our HVE product line related to a transaction in the first quarter of 2017 that did not recur in the first quarter of 2018. In addition, there was a $0.2 million decrease in tape automation, and tape drives and media revenue related to lower tape media sales volume.

Service Revenue
Net service revenue decreased to $2.0 million during the first quarter of 2018 from $2.3 million during the first quarter of 2017. The decrease of approximately $0.3 million was due to a decrease in virtualization and extended service contracts related to tape automation product sales.
Gross Profit
Gross profit and margin were as follows (in thousands, unless otherwise noted):

	Three Months Ended March 31,
	2018	2017	Change
Gross profit	6,010	6,831	(12.0)%
Gross margin	30.9%	31.4%	(0.5	)pt
Gross profit - product	4,884	5,360	(8.9)%
Gross margin - product	28.0%	27.6%	0.4	pt
Gross profit - service	1,126	1,471	(23.5)%
Gross margin - service	55.5%	64.2%	(8.7	)pt
In the first quarter of 2018, gross profit for product and service decreased primarily due to lower sales volume in our disk systems product line and a decrease in extended service contracts related to virtualization and tape automation product sales.
Operating Expenses
Sales and Marketing Expense
Sales and marketing expenses were $4.4 million and $4.8 million for the first quarter of 2018 and 2017, respectively. The decrease of $0.4 million was primarily due to a decrease of $0.4 million in employee and related expenses associated with a lower average headcount, and a $0.5 million decrease in share-based compensation, offset by a $0.5 million increase in strategic marketing and outside contractors’ fees.
Research and Development Expense
Research and development expenses were $1.3 million and $1.8 million for the first quarter of 2018 and 2017, respectively. The decrease of $0.5 million was primarily due to a decrease of $0.2 million in employee and related expenses and a $0.3 million decrease in share-based compensation.
General and Administrative Expense
General and administrative expenses were $5.4 million and $5.0 million for the first quarter of 2018 and 2017, respectively. The increase of $0.4 million was primarily due to a $1.1 million increase in transaction costs related to the share purchase agreement entered into in February 2018, offset by decreases of $0.6 million in share-based compensation expense, and $0.2 million in employee related expenses.
Non-Operating Expenses
Interest Expense
Interest expense was $1.1 million and $1.8 million for the first quarter of 2018 and 2017, respectively. The decrease was primarily related to a decrease in amortization of debt costs of $0.7 million.

Other Expense, Net.
Other expense, net, in the first quarter of 2018 and 2017 was $0.3 million and $0.9 million, respectively. In the first quarter of 2018, other expense, net, primarily related to realized foreign currency loss of $0.6 million, offset by a gain on the revaluation of warrants of $0.3 million. In the first quarter of 2017, other expense, net, was primarily related to a $1.1 million loss from the revaluation of our investment in connection with our January 2017 acquisition, offset by a $0.2 million gain on revaluation of warrants.
Foreign Currency Risk
We conduct business on a global basis and a significant portion of our sales in international markets are not denominated in U.S. dollars. Our wholly-owned foreign subsidiaries incur costs that are denominated in local currencies. As exchange rates vary, these results may vary from expectations when translated into U.S. dollars, which could adversely impact overall expected results. The effect of exchange rate fluctuations on our results of operations resulted in a loss of $0.6 million in the first quarter of 2018 and a minimal gain in the first quarter of 2017.
Liquidity and Capital Resources
We have recurring losses from operations and a net working capital deficiency. Our primary source of cash flow is generated from sales of our disk and tape automation systems. We have financed our operations through gross proceeds from private sales of equity securities and with borrowings under our credit facilities. At March 31, 2018, we had cash of $2.3 million compared to cash of $4.6 million at December 31, 2017. As of March 31, 2018, we had a working capital deficit of $44.1 million, reflecting a decrease in current assets of $3.3 million and a decrease in current liabilities of $0.9 million compared to December 31, 2017. Cash management and preservation continue to be a top priority. We expect to incur negative operating cash flows as we continue to maintain and increase our sales volume, and maintain operational efficiencies.
In April 2018, the Company closed an underwritten public offering of 3,300,000 common shares and warrants to purchase up to an aggregate of 990,000 common shares at an aggregate purchase price of $0.70 per common share and accompanying warrant, as well as a concurrent closing of warrants to purchase an additional 112,500 common shares pursuant to the partial exercise of the over-allotment option granted to the underwriter. Gross proceeds, before underwriting discounts and commissions and other offering expenses, were approximately $2.3 million.
On February 20, 2018, the Company, Overland, and Silicon Valley Technology Partners LLC, a Delaware limited liability company established and controlled by Eric Kelly, the Company’s Chief Executive Officer and Chairman of the Board of Directors (the “Purchaser”) entered into a share purchase agreement (the “Purchase Agreement”), pursuant to which, among other things, and subject to certain closing conditions, the Company will sell to Purchaser all of the issued and outstanding shares of capital stock of Overland for $45.0 million (the “Purchase Price”), subject to working capital adjustments (the “Share Purchase”). The net proceeds from the Share Purchase will be used to repay: (i) the Company’s outstanding obligations under its Credit Agreement with Opus Bank; (ii) its outstanding obligations under the related party convertible note with FBC Holdings S.a.r.l. (“FBC Holdings”); and (iii) its related party subordinated promissory note with MF Ventures, LLC. The Special Committee of the Board of Directors of the Company and the Board of Directors of the Company (with Eric Kelly recusing) unanimously approved the entry into the Purchase Agreement by the Company. On May 10, 2018, the Company issued 640,800 common shares to satisfy payment obligations incurred by the Company in the aggregate amount of $0.3 million related to the Purchase Agreement. See Note 1 - Organization and Business for additional details.
Management has projected that cash on hand will not be sufficient to allow the Company to continue operations beyond May 31, 2018 if the Company is unable to amend, refinance, or pay off its debt and credit facilities. In February 2018, the Company entered into the Purchase Agreement. If the transactions contemplated by the Purchase Agreement are consummated, the Company expects that the proceeds to be received by the Company would be sufficient to pay off its outstanding debt and credit facilities. The Company will hold a special shareholder meeting on May 31, 2018 to seek shareholder approval for the Share Purchase and, subject to the receipt of requisite shareholder approval and meeting the other closing conditions contained therein (including Purchaser’s receipt of adequate funding to close the Share Purchase), anticipates the transaction will close shortly thereafter. There can be no guarantee that we will be able to raise additional funds or amend or refinance our debt and credit facilities on favorable terms or at all, nor can there be any guarantee that the Company’s shareholders will approve the Share Purchase or that the Share Purchase will ultimately be consummated. Significant changes from the Company’s current forecasts, including but not limited to: (i) any delay in the closing of the Share Purchase after May 31, 2018 (including as a result of a failure to receive the appropriate shareholder vote, the failure of the Purchaser to obtain funding adequate to fund the Purchase Price, or the failure to satisfy any closing conditions), (ii) failure to comply with the financial covenants in its credit facilities; (iii) shortfalls from projected sales levels; (iv) unexpected increases in product costs; (v) increases in operating costs; (vi) changes in the historical timing of collecting accounts receivable; and (vii) inability to maintain compliance with the requirements of the NASDAQ Capital Market and/or inability to maintain listing with the NASDAQ Capital Market could have a material adverse impact on the Company’s ability to access the level of funding necessary to continue its operations at current levels. If any of these events occurs or the Company is unable to generate sufficient cash from operations or financing sources, the Company may be forced to liquidate assets where possible and/or curtail, suspend or cease planned programs or operations generally or possibly seek bankruptcy protection, which would have a material adverse effect on the Company’s business, results of operations, financial position and liquidity.
As a result of our recurring losses from operations and negative cash flows, the report from our independent registered public accounting firm regarding our consolidated financial statements for the year ended December 31, 2017 includes an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern.
As of March 31, 2018, our outstanding debt balance was as follows (in thousands):

	Maturity Date	Interest Rate	Amount Outstanding
Convertible note related party - net	5/31/2018	8.0%	$23,776
Term loan - net	5/31/2018	8.25%	$9,914
Revolving loan	5/31/2018	8.25%	$8,195
Subordinated promissory note, related party	5/31/2018	12.5%	$2,078
In March 2018, the Company and FBC Holdings entered into an amendment to the convertible note, under which the maturity date was extended from March 31, 2018 to May 31, 2018. The amendment also altered the schedule for interest payments under the FBC Debenture by providing for future accrued interest to be paid twice monthly rather than semi-annually. In partial consideration for the extension, the Company agreed to pay to FBC Holdings a fee, payable in cash or common shares of the Company at the Company’s option, of $735,000, payable in full by May 16, 2018. In April 2018, the Company issued in the aggregate 950,579 common shares to FBC Holdings for payment of accrued interest and partial payment of fees related to the March 2018 amendment to the convertible note.
In March 2018, the Company and Opus Bank entered into an Amendment Number Eight to Credit Agreement (“Amendment Number Eight”). Under the terms of Amendment Number Eight the maturity date for the revolving and term loan credit facilities were extended from March 31, 2018 to May 31, 2018. In consideration for the extension, the Company agreed to pay a fee of $0.1 million, payable in cash on the date the Credit Agreement is paid in full.
All debt and credit facilities are denominated in U.S. dollars. Our debt and credit facilities contain standard borrowing conditions and can be recalled by the lenders if certain conditions are not met.
The following table shows a summary of our cash flows (used in) provided by operating activities, investing activities and financing activities (in thousands):

	Three Months Ended March 31,
	2018	2017
Net cash used in operating activities	$(2,111)	$(3,972)
Net cash used in investing activities	$(8)	$(1,055)
Net cash (used in) provided by financing activities	$(192)	$6,852

The use of cash during the first quarter of 2018 was primarily a result of our net loss of $6.8 million, offset by $2.3 million in non-cash items, which included share-based compensation, depreciation and amortization, amortization of debt issuance costs, and fair value adjustment of warrants.
During the first quarter of 2017, net cash used in investing activities were primarily related to our January 2017 acquisition.
During the first quarter of 2018, we made $0.2 million of payments on our related party debt. During the first quarter of 2017, we received $7.4 million in net proceeds from the issuance of common shares and warrants, offset by $0.6 million of payments on our related party debt.
Off-Balance Sheet Information
During the ordinary course of business, we may provide standby letters of credit to third parties as required for certain transactions initiated by us. As of March 31, 2018, we had no standby letters of credit outstanding.
Critical Accounting Policies and Estimates
The discussion and analysis of our financial position and results of operations is based on our unaudited consolidated interim financial statements included elsewhere in this Form 10-Q, which have been prepared in accordance with accounting principles generally accepted in the United States. We believe certain of our accounting policies are critical to understanding our financial position and results of operations. Except for policy changes in accounting for revenues associated with our adoption of Topic 606 (see Note 2 “Revenue Recognition” in the Notes to Condensed Consolidated Financial Statements in Item 1), there have been no significant changes to our critical accounting judgments, policies and estimates as described in our Annual Report on Form 10-K for the year ended December 31, 2017.
Recent Accounting Pronouncements
See Note 2 - Significant Accounting Policies to our condensed consolidated financial statements for information about recent accounting pronouncements.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
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
Foreign Currency Risk. We conduct business on a global basis and a significant portion of our sales in international markets are not denominated in U.S. dollars. Export sales represent a significant portion of our sales and are expected to continue to represent a significant portion of sales. Purchase contracts are typically in U.S. dollars. In addition, our wholly-owned foreign subsidiaries incur costs that are denominated in local currencies. As exchange rates vary, these results may vary from expectations when translated into U.S. dollars, which could adversely impact overall expected results. Such transactions resulted in a loss of $0.6 million for the three months ended March 31, 2018 and a minimal gain for the three months ended March 31, 2017.
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
Item 4. Controls and Procedures
Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rules 13a-15(e) or 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective to give reasonable assurance that information required to be publicly disclosed is recorded, processed, summarized and reported on a timely basis as of the end of the period covered by this report.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the three months ended March 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II — OTHER INFORMATION

Item 1.	Legal Proceedings.
The Company is, from time to time, subject to claims and suits arising in the ordinary course of business. In the opinion of management, the ultimate resolution of such pending proceedings will not have a material effect on the Company’s results of operations, financial position or cash flows.
Patent Litigation Funding Agreement
In December 2010, Overland entered into a litigation funding agreement (the “Funding Agreement”) with Special Situations Fund III QP, L.P., Special Situations Private Equity Fund, L.P., Special Situations Technology Fund, L.P., and Special Situations Technology Fund II, L.P. (collectively, the “Special Situations Funds”) pursuant to which the Special Situations Funds agreed to fund certain patent litigation brought by Overland. In May 2014, the Special Situations Funds filed a complaint against Overland in the Supreme Court for New York County, alleging breach of the Funding Agreement. The Special Situations Funds alleged that Overland’s January 2014 acquisition of Tandberg Data entitled the Special Situation Funds to a $6.0 million payment under the Funding Agreement, and therefore Overland’s refusal to make the payment constituted a breach of the Funding Agreement by Overland. In November 2014, the Special Situations Funds amended their complaint to allege that Overland breached the Funding Agreement’s implied covenant of good faith and fair dealing by settling the patent litigation with BDT in bad faith to avoid a payment obligation under the Funding Agreement.  The Special Situations Funds sought $6.0 million in contractual damages as well as costs and fees. On October 10, 2017, the Court entered an order granting Overland’s motion for summary judgment and dismissing the Special Situations Funds’ complaint in its entirety with prejudice, and in April 2018, the parties entered into a settlement agreement ending the litigation that did not require payment from either party.
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

In April 2015, we filed a proof of claim in connection with bankruptcy proceedings of V3 Systems, Inc. (“V3”) based on breaches by V3 of the Asset Purchase Agreement entered into between V3 and the Company dated February 11, 2014 (the “APA”). On October 6, 2015, UD Dissolution Liquidating Trust (“UD Trust”), the apparent successor to V3, filed a complaint against us and certain of our current and former directors in the U.S. Bankruptcy Court for the District of Utah Central Division objecting to our proof of claim and asserting claims for affirmative relief against us and our directors. This complaint alleges, among other things, that Sphere 3D breached the APA and engaged in certain other actions and/or omissions that caused V3 to be unable to timely sell the Sphere 3D common shares received by V3 pursuant to the APA. The plaintiff seeks, among other things, monetary damages for the loss of the potential earn-out consideration, the value of the common shares held back by us pursuant to the APA and costs and fees. We believe the lawsuit to be without merit and intend to vigorously defend against the action.
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
In March 2018, UD Trust filed a complaint in U.S. District Court, Northern California District (“California Complaint”) asserting that two transactions involving the Company constitute fraudulent transfers under federal and state law. First, UD Trust alleges that the consolidation of the Company’s and its subsidiaries’ indebtedness to the Cyrus Group into a debenture between FBC and the Company in the principal amount of $19.5 million in December 2014 constitutes a fraudulent transfer. Second, UD Trust alleges that the Share Purchase Agreement constitutes a fraudulent transfer, and seeks to enjoin the Share Purchase or that the proceeds of the transaction be placed in escrow until the V3 litigation is resolved. The California Complaint also asserts a claim against the Company’s CEO for breach of fiduciary duty, and a claim against the Cyrus Group for aiding and abetting breach of fiduciary duty. We believe the lawsuit to be without merit and intend to vigorously defend against the action.

Item 1A. Risk Factors.
An investment in our Company involves a high degree of risk. In addition to the risk factors and other information included or incorporated by reference to this report, you should carefully consider each of the risk factors described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017, which is available on SEDAR at www.sedar.com and EDGAR at www.sec.gov. These risks and uncertainties are not the only ones we face. Additional risks and uncertainties not presently known to us or that we currently consider immaterial may also impair our business operations. If any of the risks actually occur, our business and financial results could be harmed and the trading price of our common shares could decline.
Risks Related to the Share Purchase Agreement
Our agreement to sell Overland is subject to a number of conditions, some of which are outside of our control. If such conditions are not timely met, such sale may not occur, which would cause us to need immediate funding to pay our existing debt and other obligations and to continue our operations.
On February 20, 2018, we, Overland, and Silicon Valley Technology Partners LLC, a Delaware limited liability company established and controlled by Eric Kelly, our Chief Executive Officer and Chairman of the Board of Directors (the “Purchaser”) entered into a share purchase agreement (the “Purchase Agreement”), under which, subject to the terms and conditions of the Purchase Agreement, the Company will sell to Purchaser all of the issued and outstanding shares of capital stock of Overland for $45.0 million, subject to a working capital adjustment (the “Share Purchase”). The consummation of the Share Purchase is subject to certain customary conditions. A number of the conditions are not within the control of us, Overland, or Purchaser, and it is possible that such conditions may prevent, delay or otherwise materially adversely affect the completion of the Share Purchase. These conditions include, among others (i) the adoption of the Purchase Agreement by the affirmative vote of the holders of (a) at least 66 2/3% of the outstanding common shares of the Company cast in person or by proxy at the special meeting of shareholders and (b) a majority of the votes cast by certain “minority shareholders” in person or by proxy at the special meeting of shareholders, (ii) the Purchaser’s securing of adequate financing to fund the purchase price, (iii) the transfer by the Company of (a) the businesses of (x) Unified ConneXions, Inc. and (y) HVE ConneXions, LLC (including the provision of information technology consulting services and hardware solutions around cloud computing, data storage and server virtualization to corporate, government, and educational institutions), and (b) the SNAP network attached storage business to a subsidiary of the Company other than Overland or a subsidiary of Overland, and (iv) other customary closing conditions, including (among others) (a) the accuracy of each party’s representation and warrants, (b) each party’s performance in all material respects with its obligations under the Purchase Agreement, and (c) the absence of a material adverse effect on the Company (as defined in the Purchase Agreement).The Company cannot predict with certainty, whether and when any of the required closing conditions will be satisfied or if another uncertainty may arise. Currently, the Company’s special meeting of shareholders for the adoption of the Share Purchase is to be held on May 31, 2018, which is also the maturity date of our credit facility and convertible note. If the Share Purchase does not receive, or timely receive, the shareholder approval, or if another event occurs that delays or prevents the Share Purchase, such delay or failure to complete the Share Purchase may cause uncertainty or other negative consequences that may materially and adversely affect the Company’s business, financial condition and results of operations and, to the extent that the current price of the Company’s common stock reflects an assumption that the Share Purchase will be completed, the price per share for the Company’s common stock.
If we fail to complete the Share Purchase, we will be required to seek financing to pay off our existing secured debt, satisfy our other liabilities, pay our transaction expenses and continue our operations as a going concern.
If we do not complete the Share Purchase, we will continue to face challenges and uncertainties in our ability to repay the outstanding obligations due under the Credit Agreement with Opus Bank and the outstanding obligations under the $24.5 million convertible note with FBC Holdings, which are both scheduled to mature May 31, 2018. As discussed above, it is possible that the net proceeds will not be sufficient to pay all of the above debts, liabilities and expenses or that there will be enough cash or working capital in the Company to fund its continuing operations. Accordingly, the Company may need to raise additional capital through debt or equity financings before, at or around the time of the closing of the Share Purchase, failing which the Company may not be able to continue to operate as a going concern.

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
Risks Related to our Business
Our Opus Bank debt facilities mature on the earlier of the maturity date in the 8% Senior Secured Convertible Debenture (“Convertible Note”), dated December 1, 2014, issued to FBC Holdings, or May 31, 2018, and our Convertible Note with FBC Holdings matures on May 31, 2018. If we are unable to refinance or amend our debt and credit facilities before their maturity date, we may be forced to liquidate assets and/or curtail or cease operations.
We have obtained external funding for our business through a credit agreement with Opus Bank. Pursuant to the terms of Amendment Number Eight, the debt facilities mature on the earliest of (a) the maturity date in the Convertible Note, (b) May 31, 2018 or (c) such earlier date upon which the obligations may be accelerated in accordance with terms of the credit agreement. We will need to raise additional funds and/or amend or refinance our credit facility in order to satisfy our obligations under our credit agreement with Opus Bank. In addition, upon the occurrence of certain events of default under our current credit facility, including failure to meet certain monthly revenue and EBITDA targets, our lender may elect to declare all amounts outstanding to be immediately due and payable and terminate all commitments to extend further credit. A default under the agreement could result in default and cross-acceleration under other indebtedness. In February 2018, the Company entered into a Purchase Agreement. If the transactions contemplated by the Purchase Agreement are consummated, the Company expects that the proceeds to be received by the Company would be sufficient to pay off its outstanding debt and credit facilities. The Company will hold a special shareholder meeting on May 31, 2018 to seek shareholder approval for the Share Purchase and, subject to the receipt of requisite shareholder approval and meeting the other closing conditions contained therein (including Purchaser’s receipt of adequate funding to close the Share Purchase), anticipates the transaction will close shortly thereafter. There can be no guarantee that we will be able to raise additional funds or amend or refinance our debt and credit facilities on favorable terms or at all, nor can there be any guarantee that the Company’s shareholders will approve the Share Purchase.
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
Our cash and other sources of liquidity will not be sufficient to fund our operations beyond May 31, 2018. If we raise additional funding through sales of equity or equity-based securities, your shares will be diluted. If we need additional funding for operations and we are unable to raise it, we may be forced to liquidate assets and/or curtail or cease operations.
Management has projected that cash on hand will not be sufficient to allow the Company to continue operations beyond May 31, 2018 if the Company is unable to amend, refinance, or pay off its debt and credit facilities. In February 2018, the Company entered into the Purchase Agreement. If the transactions contemplated by the Purchase Agreement are consummated, the Company expects that the proceeds to be received by the Company would be sufficient to pay off its outstanding debt and credit facilities. The Company will hold a special shareholder meeting on May 31, 2018 to seek shareholder approval for the Share Purchase and, subject to the receipt of requisite shareholder approval and meeting the other closing conditions contained therein (including Purchaser’s receipt of adequate funding to close the Share Purchase), anticipates the transaction will close shortly thereafter. There can be no guarantee that we will be able to raise additional funds or amend or refinance our debt and credit facilities on favorable terms or at all, nor can there be any guarantee that the Company’s shareholders will approve the Share Purchase or that the Share Purchase will ultimately be consummated. Significant changes from the Company’s current forecasts, including but not limited to: (i) any delay in the closing of the Share Purchase after May 31, 2018 (including as a result of a failure to receive the appropriate shareholder vote, the failure of the Purchaser to obtain funding adequate to fund the Purchase Price, or the failure to satisfy any closing conditions), (ii) failure to comply with the financial covenants in its credit facilities; (iii) shortfalls from projected sales levels; (iv) unexpected increases in product costs; (v) increases in operating costs; (vi) changes in the historical timing of collecting accounts receivable; and (vii) inability to maintain compliance with the requirements of the NASDAQ Capital Market and/or inability to maintain listing with the NASDAQ Capital Market could have a material adverse impact on the Company’s ability to access the level of funding necessary to continue its operations at current levels. If any of these events occurs or the Company is unable to generate sufficient cash from operations or financing sources, the Company may be forced to liquidate assets where possible and/or curtail, suspend or cease planned programs or operations generally or possibly seek bankruptcy protection, which would have a material adverse effect on the Company’s business, results of operations, financial position and liquidity.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
On March 29, 2018, the Company issued 344,959 common shares under Section 4(a)(2) of the Securities Act of 1933, as amended, for the settlement of accrued interest expense.
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
None.

Item 6. Exhibits.

Exhibit		Filed	Incorporated by Reference
Number	Description	Herewith	Form	File No.	Date Filed

2.2	Share Purchase Agreement dated February 20, 2018 between Sphere 3D Corp., Overland Storage, Inc., and Silicon Valley Technology Partners LLC		8-K	001-36532	2/21/2018

3.1	Certificate and Articles of Amalgamation		6-K	001-36532	3/25/2015

3.2	Certificate of Amendment to the Articles of Amalgamation of the Company		6-K	001-36532	7/17/2017

3.3	By-Law No. 1, as Amended		6-K	001-36532	7/17/2017

3.4	By-Law No. 2		6-K	001-36532	5/12/2017

10.1	Sphere 3D Corp. 2015 Performance Incentive Plan, as amended		S-8	333-214605	1/29/2018

10.2	Sphere 3D Corp. Employee Stock Purchase Plan, as amended		S-8	333-205236	1/29/2018

10.3	Form of Exchange Agreement for Warrants Issued Pursuant to Purchase Agreement dated March 24, 2018		8-K	001-36532	3/19/2018

10.4	Amendment Number Eight to Credit Agreement dated March 30, 2018 between Overland Storage, Inc., Tandberg Data Gmbh and Opus Bank	X

10.5	Third Amendment to 8% Senior Secured Convertible Debenture dated March 30, 2018 between the Company and FBC Holdings S.A.R.L.	X

31.1	Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

31.2	Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

101.INS	XBRL Instance Document	X

101.SCH	XBRL Taxonomy Extension Schema	X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase	X

101.DEF	XBRL Taxonomy Extension Definition Linkbase	X

101.LAB	XBRL Taxonomy Extension Label Linkbase	X

101.PRE	XBRL Taxonomy Presentation Linkbase	X

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Sphere 3D Corp.

Date:	May 10, 2018	By:	/s/ Kurt L. Kalbfleisch
Kurt L. Kalbfleisch Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)