Form 10-Q
period 2018-06-30
Sphere 3D Corp
filed 2018-08-14
CIK 1591956

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2018
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
Large accelerated filer ☐             Accelerated filer ☐
Non-accelerated filer ☐                 Smaller reporting company ☒
(Do not check if a smaller reporting company)    Emerging growth company ☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐
As of August 3, 2018, there were 15,300,533 shares of the registrant’s common stock outstanding.

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements.
Sphere 3D Corp.
Condensed Consolidated Statements of Operations
(in thousands of U.S. dollars, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017

Net revenue:	(Unaudited)		(Unaudited)
Product revenue	$16,289	$17,095	$33,708	$36,540
Service revenue	2,172	2,343	4,201	4,636
	18,461	19,438	37,909	41,176
Cost of product revenue	11,856	13,304	24,391	27,389
Cost of service revenue	884	747	1,787	1,569
Gross profit	5,721	5,387	11,731	12,218
Operating expenses:
Sales and marketing	4,014	4,707	8,404	9,504
Research and development	1,029	1,896	2,317	3,667
General and administrative	4,030	4,914	9,451	9,903
	9,073	11,517	20,172	23,074
Loss from operations	(3,352)	(6,130)	(8,441)	(10,856)
Other income (expense):
Interest expense	(1,006)	(1,061)	(1,459)	(2,251)
Interest expense, related party	(1,278)	(638)	(1,933)	(1,298)
Other income (expense), net	123	508	(163)	(419)
Loss before income taxes	(5,513)	(7,321)	(11,996)	(14,824)
Provision for income taxes	489	192	829	498
Net loss	$(6,002)	$(7,513)	$(12,825)	$(15,322)
Net loss per share:
Basic and diluted	$(0.44)	$(1.81)	$(1.20)	$(4.22)
Shares used in computing net loss per share:
Basic and diluted	13,651	4,140	10,681	3,631
See accompanying notes to condensed consolidated financial statements.

Sphere 3D Corp.
Condensed Consolidated Statements of Comprehensive Loss
(in thousands of U.S. dollars)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017

	(Unaudited)		(Unaudited)
Net loss	$(6,002)	$(7,513)	$(12,825)	$(15,322)
Other comprehensive (loss) income:
Foreign currency translation adjustment	(407)	(114)	234	(123)
Total other comprehensive (loss) income	(407)	(114)	234	(123)
Comprehensive loss	$(6,409)	$(7,627)	$(12,591)	$(15,445)
See accompanying notes to condensed consolidated financial statements.

Sphere 3D Corp.
Condensed Consolidated Balance Sheets
(in thousands of U.S. dollars)

	June 30, 2018	December 31, 2017

Assets	(Unaudited)
Current assets:
Cash and cash equivalents	$2,858	$4,598
Accounts receivable, net of allowance for doubtful accounts of $1,640 and $1,675, respectively	8,849	11,482
Inventories	7,377	8,366
Other current assets	2,151	1,829
Total current assets	21,235	26,275
Property and equipment, net	2,448	2,742
Intangible assets, net	39,181	41,473
Goodwill	11,590	11,590
Other assets	1,325	1,200
Total assets	$75,779	$83,280
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$10,274	$9,362
Accrued liabilities	4,109	4,157
Accrued payroll and employee compensation	2,952	3,240
Deferred revenue	3,542	5,060
Debt, related party	26,643	26,613
Debt	18,195	18,195
Other current liabilities	1,033	1,283
Total current liabilities	66,748	67,910
Deferred revenue, long-term	1,776	1,276
Deferred income taxes	1,316	1,342
Other non-current liabilities	753	2,289
Total liabilities	70,593	72,817
Commitments and contingencies (Note 12)
Shareholders’ equity:
Common shares, no par value; 15,250 and 7,116 shares issued and outstanding as of June 30, 2018 and December 31, 2017, respectively	180,866	173,871
Accumulated other comprehensive loss	(1,747)	(1,981)
Accumulated deficit	(173,933)	(161,427)
Total shareholders’ equity	5,186	10,463
Total liabilities and shareholders’ equity	$75,779	$83,280

See accompanying notes to condensed consolidated financial statements.

Sphere 3D Corp.
Condensed Consolidated Statements of Cash Flows
(in thousands of U.S. dollars)

	Six Months Ended June 30,
	2018	2017

Operating activities:	(Unaudited)
Net loss	$(12,825)	$(15,322)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	2,410	3,057
Share-based compensation	1,265	3,666
Amortization of debt issuance costs	1,532	1,740
Fair value adjustment of warrants	(259)	(235)
Payment in-kind interest expense, related party	129	—
Loss on revaluation of investment	—	1,145
Changes in operating assets and liabilities (net of effects of acquisition):
Accounts receivable	2,549	1,440
Inventories	990	675
Accounts payable and accrued liabilities	2,064	(1,318)
Accrued payroll and employee compensation	(263)	365
Deferred revenue	(721)	(121)
Other assets and liabilities, net	(343)	(2,135)
Net cash used in operating activities	(3,472)	(7,043)
Investing activities:
Acquisition, net of cash acquired	—	(1,051)
Purchase of property and equipment	(31)	(69)
Net cash used in investing activities	(31)	(1,120)
Financing activities:
Proceeds from issuance of common shares and warrants	2,310	7,862
Payment for issuance costs	(359)	(433)
Payments on debt, related party	(192)	(1,154)
Net cash provided by financing activities	1,759	6,275
Effect of exchange rate changes on cash	4	104
Net decrease in cash and cash equivalents	(1,740)	(1,784)
Cash and cash equivalents, beginning of period	4,598	5,056
Cash and cash equivalents, end of period	$2,858	$3,272

Supplemental disclosures of cash flow information:
Cash paid for interest	$633	$819
Supplemental disclosures of non-cash investing and financing activities:
Issuance of common shares for related party liabilities	$1,393	$972
Issuance of common shares for settlement of liabilities	$1,162	$73
Costs accrued for issuance of common shares	$191	$285
Issuance of common shares for acquisition	$—	$346
Issuance of warrants in relation to settlement of liabilities	$—	$180
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
Default Under Credit and Debt Facilities
On August 1, 2018, Overland Storage, Inc., a wholly-owned subsidiary of the Company (“Overland”), together with its subsidiary, Tandberg Data GmbH, as co-borrowers under that certain Credit Agreement dated as of April 6, 2016 (as amended from time to time, the “Credit Agreement”), with CB CA SPV, LLC (“Colbeck”), as lender, failed to make a required payment of interest due on such date. Such failure constituted an event of default as of August 6, 2018 under the Credit Agreement after expiration of a five-day cure period. On August 7, 2018, Overland received a notice from Colbeck stating that, as a result of such failure, all amounts under the Credit Agreement are immediately due and payable. The foregoing also constitutes an event of default under that certain 8% Senior Secured Convertible Debenture in favor of FBC Holdings, S.à r.l (“FBC” and together with Colbeck, the “Lenders”). The Company, Overland and their subsidiaries are in continuing discussions for a potential resolution with the Lenders. Despite these efforts, there can be no assurance that the Lenders will ultimately agree to any such resolution.
Management has projected that cash on hand will not be sufficient to allow the Company to continue operations if the Company is unable to negotiate a resolution of its defaults. Even if the Company is able to successfully resolve its existing defaults, there can be no guarantee that the Company will be able to otherwise remain in compliance with its obligations under such facilities or to amend or refinance these facilities prior to their November 19, 2018 maturity dates, or to raise the funding required to do so, whether through the Share Purchase described below or otherwise.
If the Company is able to resolve its existing defaults, management projects that cash on hand will not be sufficient to continue operations through the end of the third quarter of 2018 if the Company is otherwise unable to further amend, refinance, or pay off its debt and credit facilities. If the Share Purchase (as described below) is consummated, the Company expects that the proceeds to be received by the Company would be sufficient to pay off its outstanding debt and credit facilities. However, the consummation of the Share Purchase remains subject to certain closing conditions contained in the Purchase Agreement (including Purchaser’s receipt of adequate funding to close the Share Purchase, which it has not yet secured) and there can be no guarantee that the Company will be able to raise additional funds or amend or refinance our debt and credit facilities on favorable terms or at all, nor can there be any guarantee that the Share Purchase will ultimately be consummated. Significant changes from the Company’s current forecasts, including but not limited to: (i) any delay in the closing of the Share Purchase described below promptly and in any event before its debt with Colbeck, FBC Holdings and/or MF Ventures, LLC becomes due (including as a result of the failure of the Purchaser to obtain funding adequate to pay the Purchase Price, or the failure to satisfy certain closing conditions), (ii) failure to comply with the financial or other covenants in its credit facilities; (iii) shortfalls from projected sales levels; (iv) unexpected increases in product costs; (v) increases in operating costs; (vi) changes in the historical timing of collecting accounts receivable; and (vii) inability to maintain compliance with the requirements of the NASDAQ Capital Market and/or inability to maintain listing with the NASDAQ Capital Market could have a material adverse impact on the Company’s ability to access the level of funding necessary to continue its operations at current levels. If any of these events occurs or the Company is unable to generate sufficient cash from operations or financing sources, the Company may be forced to liquidate assets where possible and/or curtail, suspend or cease planned programs or operations generally or seek bankruptcy protection or be subject to an involuntary bankruptcy petition, any of, which would have a material adverse effect on the Company’s business, results of operations, financial position and liquidity.
The Company incurred losses from operations and negative cash flows from operating activities for the six months ended June 30, 2018, and such losses might continue for the foreseeable future. Based upon the Company's current expectations and projections for the next year, the Company believes that, even if it is able to resolve its existing defaults under its debt and credit facilities, it may not have sufficient liquidity necessary to sustain operations through the end of the third quarter of 2018. These factors, among others, raise substantial doubt that the Company will be able to continue as a going concern. The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.
Related Party Share Purchase Agreement
On February 20, 2018, the Company, Overland Storage, Inc., a California corporation and a wholly owned subsidiary of the Company (“Overland”), and Silicon Valley Technology Partners Inc. (formerly known as Silicon Valley Technology Partners LLC), a Delaware corporation established and controlled by Eric Kelly, the Company’s Chief Executive Officer and Chairman of the Board of Directors (the “Purchaser”) entered into a share purchase agreement (the “Purchase Agreement”), pursuant to which, among other things, and subject to certain closing conditions, the Company will sell to Purchaser all of the issued and outstanding shares of capital stock of Overland for $45.0 million (the “Purchase Price”), subject to a working capital adjustment (the “Share Purchase”). The net proceeds from the Share Purchase will be used to repay: (i) the Company’s outstanding obligations under its Credit Agreement with Colbeck; (ii) its outstanding obligations under the related party convertible note with FBC Holdings S.a.r.l. (“FBC Holdings”); and (iii) its related party subordinated promissory note with MF Ventures, LLC. The Special Committee of the Board of Directors of the Company and the Board of Directors of the Company (with Eric Kelly recusing himself) unanimously approved the entry into the Purchase Agreement by the Company. The Company held a special shareholder meeting on May 31, 2018 at which the requisite shareholders of the Company approved the Share Purchase. The consummation of the Share Purchase remains subject to certain closing conditions contained in the Purchase Agreement (including Purchaser’s receipt of adequate funding to close the Share Purchase, which it has not yet secured).
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
The closing of the Share Purchase and of the other transactions contemplated by the Purchase Agreement are subject to (i) the adoption of the Purchase Agreement by the affirmative vote of the holders of (a) at least 66 2/3% of the outstanding common shares of the Company cast in person or by proxy at the special meeting of shareholders and (b) a majority of the votes cast by certain “minority shareholders” in person or by proxy at the special meeting of shareholders (the “Shareholder Approval”), both of which votes were obtained at the special shareholder meeting on May 31, 2018, and (ii) the transfer by the Company of (a) the businesses of (x) Unified ConneXions, Inc. and (y) HVE ConneXions, LLC (including the provision of information technology consulting services and hardware solutions around cloud computing, data storage and server virtualization to corporate, government, and educational institutions), and (b) the SNAP network attached storage business to a subsidiary of the Company other than Overland or a subsidiary of Overland. The closing of the Share Purchase and of the other transactions contemplated by the Purchase Agreement are also subject to various other conditions, including the consummation of the Financing, the absence of any order, statute, rule, regulation, executive order, decree or injunction issued by any governmental entity prohibiting the Share Purchase, the absence of a pending claim, suit, action or proceeding material claims seeking to prohibit the Share Purchase, the accuracy of the representations and warranties contained in the Purchase Agreement, compliance with the covenants and agreements contained in the Purchase Agreement in all material respects, and the absence of a material adverse effect on either the Company or Overland.
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
Foreign Currency Translation
The financial statements of foreign subsidiaries, for which the functional currency is the local currency, are translated into U.S. dollars using the exchange rate at the consolidated balance sheet date for assets and liabilities and a weighted-average exchange rate during the year for revenue, expenses, gains and losses. Translation adjustments are recorded as other comprehensive income (loss) within shareholders’ equity. Gains or losses from foreign currency transactions are recognized in the consolidated statements of operations. Such transactions resulted in a gain of $0.1 million and $0.5 million in three months ended June 30, 2018 and 2017, respectively, and a loss of $0.4 million in the six months ended June 30, 2018 and a gain of $0.5 million in the six months ended June 30, 2017.
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
In June 2018, the FASB issued Accounting Standards Update (“ASU”) No. 2018-07, ASU No. 2018-07, Compensation-Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting (“ASU 2018-07). The update aligns measurement and classification guidance for share-based payments to nonemployees with the guidance applicable to employees. Under the new guidance, the measurement of equity-classified nonemployee awards will be fixed at the grant date. The update is effective for annual reporting periods, including interim periods, beginning after December 15, 2018, with early adoption permitted. We do not expect the adoption of ASU 2018-07 to have a material effect on our consolidated financial statements and related disclosures.
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
In connection with the adoption of Topic 606, we are required to capitalize certain contract acquisition costs consisting primarily of commissions paid when contracts are signed. The Company elected to follow a Topic 606 practical expedient and expense the incremental costs of obtaining a contract (sales commissions) when incurred because the amortization period is generally one year or less and capitalized long-term contract costs are not significant. For certain performance obligations related to services, extended warranty and other service agreements that are settled over time, the Company has elected not to adjust the transaction price for the consideration of the effects of time value of money for prepaid services from customers as these services and warranty services are usually fully amortized in one year or less. The impact of the adoption of ASC 606 on our unaudited consolidated balance sheet and our unaudited consolidated statements of comprehensive loss, equity and cash flows was not material. We do not expect the adoption of this guidance to have a material effect on our results of operations in future periods.
In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments (“ASU 2016-15”). The update addresses eight cash flow classification issues and how they should be reported in the statement of cash flows. The update is effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. The adoption of the new standard on January 1, 2018 did not have a material effect on our cash flows.
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
UCX and HVE Acquisition
In December 2016, the Company acquired 19.9% of the outstanding equity interests of Unified ConneXions, Inc. (“UCX”) and HVE ConneXions, LLC (“HVE”) for a purchase price of $1.5 million. The Company issued 157,894 shares of its common shares in satisfaction of payment. In January 2017, the Company completed its acquisition of all of the remaining outstanding equity interests of UCX and HVE, for $1.1 million in cash and issued 88,235 common shares with an approximate value of $0.3 million. In 2017, the Company recognized a $1.1 million loss, included in other expense, as a result of the remeasurement to fair value the equity interest held immediately before the business combination. The valuation was based on the Company’s private placement completed as of January 26, 2017.
UCX and HVE provide information technology consulting services and hardware solutions around cloud computing, data storage and server virtualization to corporate, government, and educational institutions primarily in the southern central United States. By adding UCX’s technologies, professional services and engineering talent, and HVE’s products, engineering and virtualization expertise, the Company intends to expand its virtualization offerings as well as enhance its ability to accelerate the delivery of hybrid cloud solutions to customers. We incurred acquisition related expenses of approximately $34,000 which consisted primarily of due diligence, legal and other one-time charges and are included in general and administrative expense in the consolidated statements of operations.
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

The identified intangible assets as of the date of acquisition consisted of the following (in thousands):

	Estimated Fair Value	Weighted- Average Useful Life (years)
Channel partner relationships	$730	6.0
Customer relationships	380	3.2
Developed technology	150	3.0
Total identified intangible assets	$1,260

4.	Inventories
The following table summarizes inventories (in thousands):

	June 30, 2018	December 31, 2017
Raw materials	$1,771	$1,222
Work in process	1,880	2,217
Finished goods	3,726	4,927
	$7,377	$8,366

5.	Intangible Assets
The following table summarizes intangible assets, net (in thousands):

	June 30, 2018	December 31, 2017
Developed technology	$23,414	$23,414
Channel partner relationships(1)	12,880	12,929
Capitalized development costs(1)	2,980	3,164
Customer relationships(1)	1,625	1,647
	40,899	41,154
Accumulated amortization:
Developed technology	(16,774)	(15,276)
Channel partner relationships(1)	(1,509)	(1,201)
Capitalized development costs(1)	(1,510)	(1,409)
Customer relationships(1)	(625)	(495)
	(20,418)	(18,381)
Total finite-lived assets, net	20,481	22,773
Indefinite-lived intangible assets - trade names	18,700	18,700
Total intangible assets, net	$39,181	$41,473
________________

(1)	Includes the impact of foreign currency exchange rate fluctuations.

Amortization expense of intangible assets was $0.8 million and $1.4 million during the three months ended June 30, 2018 and 2017, respectively, and $2.1 million and $2.7 million during the six months ended June 30, 2018 and 2017, respectively. Estimated amortization expense for intangible assets is expected to be approximately $1.5 million for the remainder of 2018 and $2.6 million, $2.5 million, $2.1 million, $1.9 million and $1.5 million in fiscal 2019, 2020, 2021, 2022 and 2023, respectively.

6.	Debt
Related Party Convertible Note
In December 2014, in connection with the acquisition of Overland, the existing debt of Overland and the remaining debt of the Company were amended and restated into a $19.5 million convertible note held by FBC Holdings. In April 2016, the Company modified its convertible note with FBC Holdings, pursuant to which the holder made an additional advance and principal amount under the convertible note amount was increased to $24.5 million. The convertible note bears interest at an 8.0% simple annual interest rate, payable semi-annually. The obligations under the convertible note are secured by substantially all assets of the Company. At June 30, 2018, the Company had $24.5 million outstanding on the convertible note.
In July 2018, the Company and FBC Holdings entered into an amendment to the convertible note, under which the maturity date was extended to November 19, 2018. In addition, the Company must satisfy certain milestones which the failure to comply therewith would constitute an event of default under the convertible note.
In March 2018, the Company and FBC Holdings entered into an amendment to the convertible note which extended the maturity date and altered the schedule for interest payments under the FBC Debenture by providing for future accrued interest to be paid twice monthly rather than semi-annually, which was then subsequently modified to accrued interest to be paid at maturity. In consideration for the amendment, the Company paid to FBC Holdings a fee of $735,000. The majority of the fee was settled in 962,554 shares of the Company’s stock.
The Company has the option under the amendment to the convertible note to pay accrued and outstanding interest in common shares of the Company. However, the Company’s ability to issue additional common shares for such purpose may be limited from time to time under Nasdaq rules related to new share issuances. If the Company chooses to pay the interest in common shares, the calculation is based upon the number of common shares that may be issued as payment of interest on the convertible note and will be determined by dividing the amount of interest due by the current market price as defined in the convertible note agreement. For the six months ended June 30, 2018 and 2017, the Company issued 792,405 and 176,317 common shares, respectively, for the settlement of accrued interest expense.
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
The convertible note contains customary covenants, including covenants that limit or restrict the Company’s ability to incur liens, incur indebtedness, or make certain restricted payments. Upon the occurrence of an event of default under the convertible note, the Holder may declare all amounts outstanding to be immediately due and payable. The convertible note specifies a number of events of default (some of which are subject to applicable grace or cure periods), including, among other things, non-payment defaults, covenant defaults, cross-defaults to other materials indebtedness, bankruptcy and insolvency defaults, and material judgment defaults. As of June 30, 2018, the Company was in compliance with all covenants of the convertible note. The Company is currently in default of the Debenture as a result of its default under the Credit Agreement with Colbeck as described in Note 1 to these condensed consolidated financial statements.
For the three months ended June 30, 2018 and 2017, interest expense, including amortization of debt costs, on the convertible note was $1.2 million and $0.5 million, respectively, and $1.8 million and $1.1 million for the six months ended June 30, 2018 and 2017, respectively.

Related Party Debt
In December 2017, the Company entered into a $2.0 million subordinated promissory note with MF Ventures, LLC, a related party. The promissory note is subordinate to the Company’s Credit Agreement and related party convertible note and has a maturity date of the earliest of: (i) December 11, 2020; (ii) immediately after repayment in full of the Company’s obligations under its credit agreement with Colbeck and the FBC Holdings indebtedness; or (iii) immediately after the Company’s refinancing of both the Colbeck credit agreement and the FBC Holdings indebtedness. The promissory note may be prepaid at any time by the Company; including any accrued and unpaid interest and a $0.3 million prepayment penalty. The promissory note bears interest at a 12.5% simple annual interest rate, payable quarterly in arrears. Interest shall be paid in kind by increasing the principal amount of the note on each quarterly interest payment date. At June 30, 2018, the Company had $2.1 million outstanding on the promissory note. For the three and six months ended June 30, 2018, interest expense, including amortization of debt costs, on the promissory note was $0.1 million and $0.2 million, respectively.
In September 2016, the Company entered into a $2.5 million agreement with FBC Holdings. The term loan had a maturity date of January 31, 2018 and bore interest at a 20.0% simple annual interest rate. In January 2018, the term loan was repaid in full per the term loan agreement. For the three and six months ended June 30, 2017, interest expense, including amortization of debt costs, on the term loan was $0.1 million and $0.2 million, respectively.
Credit Agreement
In April 2016, the Company entered into a Credit Agreement with Opus Bank for a term loan in the amount of $10.0 million and a revolving credit facility in the amount of up to $10.0 million. On June 6, 2018, the Credit Agreement was assigned by Opus Bank to Colbeck. A portion of the proceeds were used to pay off the Company’s then outstanding credit facilities with FBC Holdings and Silicon Valley Bank. The remainder of the proceeds were used for working capital and general business requirements. On December 30, 2016, the credit facility was reduced to $8.2 million. The obligations under the term loan and credit facility are secured by substantially all assets of the Company.
In July 2018, the Company and Colbeck entered into Amendment Number Fourteen to the Credit Agreement under which, among other things, (i) the maturity date of the loans owing to Colbeck under the Credit Agreement were extended to November 19, 2018, and (ii) the Company must satisfy certain milestones which the failure to comply therewith would constitute an event of default under the Credit Agreement.
In June 2018, the Company and Colbeck entered into Amendment Number Twelve to the Credit Agreement under which, among other things, extended the maturity date and changed the interest rate applicable to the obligations under the Credit Agreement from 8.25% to 13.25% as of June 29, 2018. In consideration for the amendment, the Company incurred a fee of $363,900 on July 13, 2018, which was added to the outstanding principal amount of the term loan. At June 30, 2018, the interest rate on the term loan and credit facility was 13.25%.
In March 2018, the Company and Opus Bank entered into Amendment Number Eight to Credit Agreement (“Amendment Number Eight”). Under the terms of Amendment Number Eight the maturity date for the revolving and term loan credit facilities were extended to May 31, 2018. In consideration for the extension, the Company agreed to pay to Opus Bank a fee of $0.1 million, payable in cash on the date on which the obligations under the Credit Agreement are paid in full.
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

The term loan and revolving credit facility contain customary covenants, including covenants that limit or restrict the Company’s ability to incur liens, incur indebtedness, or make certain restricted payments. Upon the occurrence of an event of default under the term loan, the holder may declare all amounts outstanding to be immediately due and payable. The term loan and revolving credit facility specify a number of events of default (some of which are subject to applicable grace or cure periods), including, among other things, non-payment defaults, covenant defaults, cross-defaults to other materials indebtedness, bankruptcy and insolvency defaults, and material judgment defaults. As of June 30, 2018, the Company was in compliance with all covenants of the term loan and revolving credit facility. The Company is currently in default under the Credit Agreement as a result of its failure to make an interest payment as described in Note 1 to these condensed consolidated financial statements.
At June 30, 2018, the outstanding balances of the term loan and revolving credit facility were $10.0 million and $8.2 million, respectively. For the three months ended June 30, 2018 and 2017, interest expense, including amortization of debt costs, on the term loan and revolving credit facility was $1.0 million and $1.1 million, respectively, and $1.5 million and $2.2 million for the six months ended June 30, 2018 and 2017, respectively.

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
The following table provides information by level for liabilities that are measured at fair value using significant unobservable inputs (Level 3) (in thousands):

Warrant liability as of December 31, 2017	$1,669
Adoption of accounting guidance	(46)
Change in fair value of warrants	(259)
Reclassification to equity resulting from warrant exchange agreement	(1,364)
Warrant liability as of June 30, 2018	$—
Assets and Liabilities that are Measured at Fair Value on a Nonrecurring Basis
The Company's non-financial assets such as goodwill, intangible assets and property and equipment are recorded at fair value when an impairment is recognized or at the time acquired in a business combination.

8.	Share Capital
In April 2018, the Company closed an underwritten public offering and issued 3,300,000 common shares and warrants to purchase up to an aggregate of 990,000 common shares at an aggregate purchase price of $0.70 per common share and accompanying warrant, as well as a concurrent closing of warrants to purchase an additional 112,500 common shares pursuant to the partial exercise of the over-allotment option granted to the underwriter. Gross proceeds, before underwriting discounts and commissions and other offering expenses, were approximately $2.3 million.
In May 2018, the Company issued 640,800 common shares to satisfy payment obligations incurred by the Company in the aggregate amount of $0.3 million. The obligations were related to the Share Purchase Agreement entered into in February 2018.
Reverse Stock Split
On July 5, 2017, the Board of Directors of the Company authorized a share consolidation (also known as a reverse stock split) of the Company’s issued and outstanding common shares at a ratio of 1-for-25, which became effective on July 11, 2017. All share and per share amounts have been restated for all periods to reflect the share consolidation.
At June 30, 2018, the Company had the following outstanding warrants to purchase common shares:

Date issued	Contractual life (years)	Exercise price	Number outstanding		Expiration
May 2015	5	$100.00	33,600		May 31, 2020
October 2015	5	$58.25	16,077		October 14, 2020
December 2015	3	$38.50	20,000		December 21, 2018
December 2015	5	$62.50	41,100		December 15, 2020
December 2015	5	$27.00	60,000	(1)	December 4, 2020
January 2016	3	$51.50	3,539		November 30, 2018
February 2016	3	$40.50	20,000		February 26, 2019
March 2016	5	$62.50	1,200		March 4, 2021
November 2016	3	$50.00	1,000		November 8, 2019
December 2016	6	$0.25	34,483		December 30, 2022
March 2017	6	$0.25	15,957		April 18, 2023
March 2017	6	$0.25	35,242		June 1, 2023
August 2017	5	$5.25	300,000		August 11, 2022
August 2017	5	$5.25	95,000		August 16, 2022
August 2017	5	$5.25	205,000		August 22, 2022
April 2018	5	$0.70	1,102,500		April 17, 2023
			1,984,698	(2)
_______________

(1)
If the Company or any subsidiary thereof, at any time while this warrant is outstanding, enters into a Variable Rate Transaction (“VRT”) (as defined in the purchase agreement) and the issue price, conversion price or exercise price per share applicable thereto is less than the warrant exercise price then in effect, the exercise price shall be reduced to equal the VRT price.

(2)	Includes warrants to purchase up to 340,000 common shares, in the aggregate, outstanding to related parties at June 30, 2018.

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
During the six months ended June 30, 2018 and 2017, the Company granted awards of restricted stock units of 400 and 237,559, respectively, of which 206,238 were granted outside of the 2015 Performance Incentive Plan. The restricted stock units were recorded at fair value on the date of grant. During the six months ended June 30, 2018 and 2017, the Company granted awards of stock options of zero and 1,400, respectively. The stock options were recorded at fair value using the Black-Scholes option pricing model on the date of grant. The restricted stock units and stock options typically vest over a period of approximately three years.
Restricted Stock Awards
During the six months ended June 30, 2018 and 2017, the Company granted restricted stock awards (“RSA”) in lieu of cash payment for services performed by third parties. The estimated fair value of the RSAs was based on the market value of the Company’s common shares on the date of grant. During the six months ended June 30, 2018 and 2017, the Company granted RSAs of 618,550 and 10,891, respectively, with a value of $0.9 million and $0.1 million, respectively.
Stock Options
The fair value of each option is estimated on the date of grant using the Black-Scholes option pricing model, which uses the weighted-average assumptions noted in the following table:

	Six Months Ended June 30,
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
Share-Based Compensation Expense
The Company recorded the following compensation expense related to its share-based compensation awards (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Cost of sales	$10	$83	$42	$167
Sales and marketing	94	372	278	1,023
Research and development	58	340	154	710
General and administrative	282	702	791	1,766
Total share-based compensation expense	$444	$1,497	$1,265	$3,666
As of June 30, 2018, there was a total of $1.7 million of unrecognized compensation expense related to unvested equity-based compensation awards. The expense associated with non-vested restricted stock units and options awards granted as of June 30, 2018 is expected to be recognized over a weighted-average period of 1.6 years.

10.	Net Loss per Share
Basic net loss per share is computed by dividing net loss applicable to common shareholders by the weighted-average number of common shares outstanding during the period. For all periods presented, there is no difference in the number of shares used to calculate basic and diluted shares outstanding due to the Company’s net loss position.
Anti-dilutive common share equivalents excluded from the computation of diluted net loss per share were as follows (in thousands):

	Three and Six Months Ended June 30,
	2018	2017
Common share purchase warrants	1,985	2,779
Convertible notes	327	327
Convertible notes interest	—	305
Restricted stock not yet vested or released	615	205
Options outstanding	168	124

11.	Related Party Transactions
Professional services provided by affiliates of the Company were $0.3 million and zero during the three months ended June 30, 2018 and 2017, respectively, and $0.5 million and zero during the six months ended June 30, 2018 and 2017, respectively.

12.	Commitments and Contingencies
Letters of credit
During the ordinary course of business, the Company provides standby letters of credit to third parties as required for certain transactions initiated by the Company. As of June 30, 2018, the Company had no outstanding standby letters of credit.
Warranty and Extended Warranty
The Company had $0.9 million and $0.8 million in deferred costs included in other current and non-current assets related to deferred service revenue at June 30, 2018 and December 31, 2017, respectively. Changes in the liability for product warranty and deferred revenue associated with extended warranties and service contracts were as follows (in thousands):

	Product Warranty	Deferred Revenue
Liability at December 31, 2017	$996	$5,672
Settlements made during the period	(198)	(2,938)
Change in liability for warranties issued during the period	191	2,451
Change in liability for pre-existing warranties	7	—
Liability at June 30, 2018	$996	$5,185
Current liability	$626	$3,476
Non-current liability	370	1,709
Liability at June 30, 2018	$996	$5,185

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
The following table summarizes net revenue (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Disk systems	$12,670	$11,492	$25,834	$26,457
Tape automation systems	2,021	2,406	4,085	4,804
Tape drives and media	1,598	3,197	3,789	5,279
Service	2,172	2,343	4,201	4,636
	$18,461	$19,438	$37,909	$41,176

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
The following quarterly management’s discussion and analysis (“MD&A”) should be read in conjunction with our unaudited condensed consolidated financial statements and the accompanying notes of Sphere 3D Corp. (the “Company”) for the three and six months ended June 30, 2018. The condensed consolidated financial statements have been presented in United States (“U.S.”) dollars and have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). Unless the context otherwise requires, any reference to the “Company,” “Sphere 3D,” “we,” “our,” “us” or similar terms refers to Sphere 3D Corp. and its subsidiaries. Unless otherwise indicated, all references to “$” and “dollars” in this discussion and analysis mean U.S. dollars.
This MD&A includes forward-looking statements that involve risks, uncertainties and assumptions that are difficult to predict. Words and expressions reflecting optimism, satisfaction or disappointment with current prospects, as well as words such as “believes,” “hopes,” “intends,” “estimates,” “expects,” “projects,” “plans,” “anticipates” and variations thereof, or the use of future tense, identify forward-looking statements, but their absence does not mean that a statement is not forward-looking. Forward-looking statements are based on information currently available to us and on estimates and assumptions made by us regarding, among other things, general economic conditions, in light of our experience and perception of historical trends, current conditions and expected future developments, as well as other factors that we believe are appropriate and reasonable in the circumstances, but there can be no assurance that such estimates and assumptions will prove to be correct. Many factors could cause actual results, performance or achievements or future events or developments to differ materially from those expressed or implied by the forward-looking statements, including, but not limited to: our entry into the Purchase Agreement dated February 20, 2018 with Silicon Valley Technology Partners Inc. (formerly known as Silicon Valley Technology Partners LLC) (“Purchaser”), an entity established and controlled by Eric Kelly, chairman and chief executive officer of the Company, pursuant to which Purchaser proposes to acquire Overland and the Data Protection and Archive business from Sphere 3D;  Purchaser’s ability to obtain sufficient financing to fund such acquisition and our inability to meet the closing conditions and to close such acquisition on a timely basis; our ability to refinance our credit facilities and to raise additional debt or equity financing; the inability to maintain compliance with the requirements of the NASDAQ Capital Market and/or inability to maintain listing with the NASDAQ Capital Market; the limited operating history of Sphere 3D; the ability of Sphere 3D to manage growth and specifically, its recent acquisition of Unified ConneXions, Inc. (“UCX”) and HVE ConneXions, LLC (“HVE”); the impact of competition; the investment in technological innovation; any defects in components or design of Sphere 3D’s products; the retention or maintenance of key personnel; the possibility of significant fluctuations in operating results; currency fluctuations; the ability of Sphere 3D to maintain business relationships; financial, political or economic conditions; financing risks; future acquisitions; the ability of Sphere 3D to protect its intellectual property; third party intellectual property rights; volatility in the market price for the common shares of the Company; compliance by Sphere 3D with financial reporting and other requirements as a public company; conflicts of interests; future sales of common shares by Sphere 3D’s directors, officers and other shareholders; dilution and future sales of common shares. For more information on these risks, you should refer to the Company’s filings with the securities regulatory authorities, including the Company’s most recently filed Annual Report on Form 10-K, which is available on SEDAR at www.sedar.com and EDGAR at www.sec.gov. In evaluating such statements, we urge you to specifically consider various factors identified in this report, any of which could cause actual results to differ materially from those indicated by such forward-looking statements. Forward-looking statements speak only as of the date of this report and we undertake no obligation to publicly update any forward-looking statements to reflect new information, events or circumstances after the date of this report. Actual events or results may differ materially from such statements.

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
Default Under Credit Facilities
On August 1, 2018, Overland Storage, Inc., a wholly-owned subsidiary of the Company (“Overland”), together with its subsidiary, Tandberg Data GmbH, as co-borrowers under that certain Credit Agreement dated as of April 6, 2016 (as amended from time to time, the “Credit Agreement”), with CB CA SPV, LLC (“Colbeck”), as lender, failed to make a required payment of interest due on such date. Such failure constituted an event of default as of August 6, 2018 under the Credit Agreement after expiration of a five-day cure period. On August 7, 2018, Overland received a notice from Colbeck stating that, as a result of such failure, all amounts under the Credit Agreement are immediately due and payable. The foregoing also constitutes an event of default under that certain 8% Senior Secured Convertible Debenture in favor of FBC Holdings, S.à r.l (“FBC” and together with Colbeck, the “Lenders”). The Company, Overland and their subsidiaries are in continuing discussions for a potential resolution with the Lenders. Despite these efforts, there can be no assurance that the Lenders will ultimately agree to any such resolution.
Second Quarter of 2018 and Recent Highlights

•
On July 23, 2018, the Company and FBC Holdings S.A.R.L., as lender, entered into the Ninth Amendment to 8% Senior Secured Convertible Debenture, under which, among other things, (i) the maturity date of the Debenture was extended to November 19, 2018, and (ii) the Company must satisfy certain milestones which the failure to comply therewith would constitute an event of default under the Debenture. The Company is currently in default of the Debenture as a result of its default under the Credit Agreement with Colbeck described above.

•
On July 23, 2018, the Company and Colbeck entered into Amendment Number Fourteen to the Credit Agreement dated April 6, 2016, as amended, under which, among other things, (i) the maturity date of the loans owing to Colbeck under the Credit Agreement was extended to November 19, 2018, and (ii) the Company must satisfy certain milestones which the failure to comply therewith would constitute an event of default under the Credit Agreement. The Company is currently in default under the Credit Agreement as a result of its failure to make an interest payment as described above.

•
On June 6, 2018, the Company’s outstanding Credit Agreement with Opus Bank was assumed by Colbeck. On June 29, 2018, the Company and Colbeck entered into Amendment Number Twelve to the Credit Agreement dated April 6, 2016, as amended, under which, among other things, (i) the interest rate of the loans owing to Colbeck under the Credit Agreement was changed from 8.25% to 13.25%. In consideration for the amendment, the Company incurred a fee of $363,900 on July 13, 2018, which was added to the outstanding principal amount of the term loan.

•
On May 29, 2018, the Company received a letter from the Nasdaq Listing Qualifications department of The Nasdaq Stock Market LLC (“Nasdaq”) notifying the Company that it was not in compliance with the requirement of Nasdaq Marketplace Rule 5550(a)(2) for continued inclusion on The Nasdaq Capital Market as a result of the closing bid price for the Company’s common stock being below $1.00 for 30 consecutive business days. This notification has no effect on the listing of the Company’s common shares at this time. The Nasdaq Marketplace Rules provide the Company with 180 calendar days, or until November 26, 2018, to regain compliance.

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

Results of Operations
The following table sets forth certain financial data as a percentage of net revenue:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Net revenue	100.0%	100.0%	100.0%	100.0%
Cost of revenue	69.0	72.3	69.1	70.3
Gross profit	31.0	27.7	30.9	29.7
Operating expenses:
Sales and marketing	21.7	24.2	22.2	23.1
Research and development	5.6	9.8	6.1	8.9
General and administrative	21.8	25.3	24.9	24.1
	49.1	59.3	53.2	56.1
Loss from operations	(18.1)	(31.6)	(22.3)	(26.4)
Interest expense	(12.3)	(8.8)	(8.9)	(8.7)
Other income (expense), net	0.7	2.6	(0.4)	(1.0)
Loss before income taxes	(29.7)	(37.8)	(31.6)	(36.1)
Provision for income taxes	2.6	1.0	2.2	1.2
Net loss	(32.3)%	(38.8)%	(33.8)%	(37.3)%
 A summary of the sales mix by product follows (in thousands):

	Three Months Ended June 30,			Six Months Ended June 30,
	2018	2017	Change	2018	2017	Change
Disk systems	$12,670	$11,492	10.3%	$25,834	$26,457	(2.4)%
Tape automation systems	2,021	2,406	(16.0)%	4,085	4,804	(15.0)%
Tape drives and media	1,598	3,197	(50.0)%	3,789	5,279	(28.2)%
Service	2,172	2,343	(7.3)%	4,201	4,636	(9.4)%
Total	$18,461	$19,438	(5.0)%	$37,909	$41,176	(7.9)%

The Second Quarter of 2018 Compared with The Second Quarter of 2017
Net Revenue
We had revenue of $18.5 million during the second quarter of 2018 compared to $19.4 million during the second quarter of 2017. The decrease in net revenue is a result of a decrease in product revenue of $0.8 million primarily due a $2.0 million decrease in tape automation and tape drives and media, offset by a $1.2 million increase in disk systems revenue primarily from our RDX product line. Original equipment manufacturer (“OEM”) net revenue accounted for 18.2% and 17.2% of net revenue during the second quarter of 2018 and 2017, respectively.
Product Revenue
Net product revenue decreased to $16.3 million during the second quarter of 2018 from $17.1 million during the second quarter of 2017, a decrease of $0.8 million. Revenue from tape automation and tape drives and media decreased by $2.0 million due to lower tape automation and tape drives and media revenue due to lower tape media sales volume, offset by an increase in revenue from disk systems of $1.2 million primarily related to our RDX product line.
Service Revenue
Net service revenue was $2.2 million during the second quarter of 2018 compared to $2.3 million during the second quarter of 2017. The decrease of approximately $0.1 million was due to a decrease in virtualization and extended service contracts related to tape automation product sales.
Gross Profit
Gross profit and margin were as follows (in thousands, unless otherwise noted):

	Three Months Ended June 30,
	2018	2017	Change
Gross profit	5,721	5,387	6.2%
Gross margin	31.0%	27.7%	3.3	pt
Gross profit - product	4,433	3,791	16.9%
Gross margin - product	27.2%	22.2%	5.0	pt
Gross profit - service	1,288	1,596	(19.3)%
Gross margin - service	59.3%	68.1%	(8.8	)pt
In the second quarter of 2018, gross profit for product increased primarily due to increased sales volume of our RDX product line which have higher profit margins. In the second quarter of 2018, gross profit for service decreased primarily due to lower sales volume in our disk systems product line and a decrease in extended service contracts related to virtualization and tape automation product sales.
Operating Expenses
Sales and Marketing Expense
Sales and marketing expenses were $4.0 million and $4.7 million for the second quarter of 2018 and 2017, respectively. The decrease of $0.7 million was primarily due to a decrease of $0.4 million in employee and related expenses associated with a lower average headcount, and a $0.3 million decrease in share-based compensation.

Research and Development Expense
Research and development expenses were $1.0 million and $1.9 million for the second quarter of 2018 and 2017, respectively. The decrease of $0.9 million was primarily due to a decrease of $0.4 million in employee and related expenses associated with a lower average headcount, and a $0.3 million decrease in share-based compensation.
General and Administrative Expense
General and administrative expenses were $4.0 million and $4.9 million for the second quarter of 2018 and 2017, respectively. The decrease of $0.9 million was primarily due to decreases of $0.6 million in amortization of intangible assets, $0.4 million in share-based compensation expense, and $0.3 million in employee and related expenses, offset by a $0.5 million increase in transaction costs related to the share purchase agreement entered into in February 2018.
Non-Operating Expenses
Interest Expense
Interest expense was $2.3 million and $1.7 million for the second quarter of 2018 and 2017, respectively. The increase was primarily related to an increase in amortization of debt costs of $0.6 million.
Other Income, Net.
Other income, net, in the second quarter of 2018 and 2017 was $0.1 million and $0.5 million, respectively. In the second quarter of 2018 and 2017, other income, net, primarily related to realized foreign currency gains of $0.1 million and $0.5 million, respectively.
Foreign Currency Risk
We conduct business on a global basis and a significant portion of our sales in international markets are not denominated in U.S. dollars. Our wholly-owned foreign subsidiaries incur costs that are denominated in local currencies. As exchange rates vary, these results may vary from expectations when translated into U.S. dollars, which could adversely impact overall expected results. The effect of exchange rate fluctuations on our results of operations resulted in a gain of $0.1 million and $0.5 million in the second quarter of 2018 and 2017, respectively.
The First Half of 2018 Compared with the First Half of 2017
Net Revenue
We had revenue of $37.9 million during the first half of 2018 compared to $41.2 million during the first half of 2017. The decrease in net revenue is a result of a decrease in product revenue of $2.8 million primarily due a decrease of sales units for disk systems from our HVE product line, and a decrease in service revenue of $0.4 million. OEM net revenue accounted for 19.5% and 16.3% of net revenue during the first half of 2018 and 2017, respectively.
Product Revenue
Net product revenue decreased to $33.7 million during the first half of 2018 from $36.5 million during the first half of 2017, a decrease of $2.8 million. Revenue from disk systems decreased by $0.6 million primarily related to a $1.6 million decrease in our HVE product line related to a transaction in the first quarter of 2017 that did not recur in the first half of 2018, offset by an increase of $1.1 million in our RDX product line. In addition, there was a $2.2 million decrease in tape automation, and tape drives and media revenue related to lower tape media sales volume.
Service Revenue
Net service revenue decreased to $4.2 million during the first half of 2018 from $4.6 million during the first half of 2017. The decrease of approximately $0.4 million was due to a decrease in virtualization and extended service contracts related to tape automation product sales.

Gross Profit
Gross profit and margin were as follows (in thousands, unless otherwise noted):

	Six Months Ended June 30,
	2018	2017	Change
Gross profit	11,731	12,218	(4.0)%
Gross margin	30.9%	29.7%	1.2	pt
Gross profit - product	9,317	9,151	1.8%
Gross margin - product	27.6%	25.0%	2.6	pt
Gross profit - service	2,414	3,067	(21.3)%
Gross margin - service	57.5%	66.2%	(8.7	)pt
In the first half of 2018, gross profit for product increased primarily due to increased sales volume of our RDX product line which have higher profit margins. In the first half of 2018, gross profit for service decreased primarily due to a decrease in extended service contracts related to virtualization and tape automation product sales.
Operating Expenses
Sales and Marketing Expense
Sales and marketing expenses were $8.4 million and $9.5 million for the first half of 2018 and 2017, respectively. The decrease of $1.1 million was primarily due to a decrease of $0.9 million in employee and related expenses associated with a lower average headcount, and a $0.7 million decrease in share-based compensation, offset by a $0.5 million increase in strategic marketing and outside contractor fees.
Research and Development Expense
Research and development expenses were $2.3 million and $3.7 million for the first half of 2018 and 2017, respectively. The decrease of $1.4 million was primarily due to a decrease of $0.6 million in employee and related expenses associated with a lower average headcount, and a $0.6 million decrease in share-based compensation.
General and Administrative Expense
General and administrative expenses were $9.5 million and $9.9 million for the first half of 2018 and 2017, respectively. The decrease of $0.4 million was primarily due to decreases of $1.0 million in share-based compensation expense, $0.5 million in employee related expenses, and $0.5 million in amortization of intangible assets, offset by a $1.6 million increase in transaction costs related to the share purchase agreement entered into in February 2018.
Non-Operating Expenses
Interest Expense
Interest expense was $3.4 million and $3.5 million for the first half of 2018 and 2017, respectively.
Other Expense, Net.
Other expense, net, in the first half of 2018 and 2017 was $0.2 million and $0.4 million, respectively. In the first half of 2018, other expense, net, primarily related to realized foreign currency loss of $0.4 million, offset by a gain on the revaluation of warrants of $0.3 million. In the first half of 2017, other expense, net, was primarily related to a $1.1 million loss from the revaluation of our investment in connection with our January 2017 acquisition, offset by realized foreign currency gain of $0.5 million and $0.2 million gain on revaluation of warrants.

Foreign Currency Risk
We conduct business on a global basis and a significant portion of our sales in international markets are not denominated in U.S. dollars. Our wholly-owned foreign subsidiaries incur costs that are denominated in local currencies. As exchange rates vary, these results may vary from expectations when translated into U.S. dollars, which could adversely impact overall expected results. The effect of exchange rate fluctuations on our results of operations resulted in a loss of $0.4 million in the first half of 2018 and a $0.5 million gain in the first half of 2017.
Liquidity and Capital Resources
We have recurring losses from operations and a net working capital deficiency. Our primary source of cash flow is generated from sales of our disk and tape automation systems. We have financed our operations through gross proceeds from private sales of equity securities and with borrowings under our credit facilities. At June 30, 2018, we had cash of $2.9 million compared to cash of $4.6 million at December 31, 2017. As of June 30, 2018, we had a working capital deficit of $45.5 million, reflecting a decrease in current assets of $5.0 million and a decrease in current liabilities of $1.2 million compared to December 31, 2017. Cash management and preservation continue to be a top priority. We expect to incur negative operating cash flows as we continue to maintain and increase our sales volume, and maintain operational efficiencies.
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
On February 20, 2018, the Company, Overland, and Silicon Valley Technology Partners Inc. (formerly known as Silicon Valley Technology Partners LLC), a Delaware corporation established and controlled by Eric Kelly, the Company’s Chief Executive Officer and Chairman of the Board of Directors (the “Purchaser”) entered into a share purchase agreement (the “Purchase Agreement”), pursuant to which, among other things, and subject to certain closing conditions, the Company will sell to Purchaser all of the issued and outstanding shares of capital stock of Overland for $45.0 million (the “Purchase Price”), subject to working capital adjustments (the “Share Purchase”). The net proceeds from the Share Purchase will be used to repay: (i) the Company’s outstanding obligations under its Credit Agreement with Colbeck; (ii) its outstanding obligations under the related party convertible note with FBC Holdings S.a.r.l. (“FBC Holdings”); and (iii) its related party subordinated promissory note with MF Ventures, LLC. The Special Committee of the Board of Directors of the Company and the Board of Directors of the Company (with Eric Kelly recusing) unanimously approved the entry into the Purchase Agreement by the Company. On May 10, 2018, the Company issued 640,800 common shares to satisfy payment obligations incurred by the Company in the aggregate amount of $0.3 million related to the Purchase Agreement. See Note 1 - Organization and Business for additional details.
Management has projected that cash on hand will not be sufficient to allow the Company to continue operations if the Company is unable to negotiate a resolution of its defaults. Even if the Company is able to successfully resolve its existing defaults, there can be no guarantee that the Company will be able to otherwise remain in compliance with its obligations under such facilities or to amend or refinance these facilities prior to their November 19, 2018 maturity dates, or to raise the funding required to do so, whether through the Share Purchase described below or otherwise.
If the Company is able to resolve its existing defaults, management projects that cash on hand will not be sufficient to continue operations through the end of the third quarter of 2018 if the Company is unable to amend, refinance, or pay off its debt and credit facilities. In February 2018, the Company entered into the Purchase Agreement. If the transactions contemplated by the Purchase Agreement are consummated, the Company expects that the proceeds to be received by the Company would be sufficient to pay off its outstanding debt and credit facilities. The Company held a special shareholder meeting on May 31, 2018 at which the Share Purchase was approved by the requisite shareholders of the Company. The consummation of the Share Purchase remains subject to certain closing conditions contained in the Purchase Agreement (including Purchaser’s receipt of adequate funding to close the Share Purchase, which it has not yet secured). There can be no guarantee that we will be able to raise additional funds or amend or refinance our debt and credit facilities on favorable terms or at all, nor can there be any guarantee that the Share

Purchase will ultimately be consummated. Significant changes from the Company’s current forecasts, including but not limited to: (i) any delay in the closing of the Share Purchase promptly and in any event before its debt with Colbeck, FBC Holdings and/or MF Ventures, LLC becomes due (including as a result of the failure of the Purchaser to obtain funding adequate to pay the Purchase Price, or the failure to satisfy certain closing conditions); (ii) failure to comply with the financial or other covenants in its credit facilities; (iii) shortfalls from projected sales levels; (iv) unexpected increases in product costs; (v) increases in operating costs; (vi) changes in the historical timing of collecting accounts receivable; and (vii) inability to maintain compliance with the requirements of the NASDAQ Capital Market and/or inability to maintain listing with the NASDAQ Capital Market could have a material adverse impact on the Company’s ability to access the level of funding necessary to continue its operations at current levels. If any of these events occurs or the Company is unable to generate sufficient cash from operations or financing sources, the Company may be forced to liquidate assets where possible and/or curtail, suspend or cease planned programs or operations generally or seek bankruptcy protection or be subject to an involuntary bankruptcy petition, any, which would have a material adverse effect on the Company’s business, results of operations, financial position and liquidity.
As a result of our recurring losses from operations and negative cash flows, the report from our independent registered public accounting firm regarding our consolidated financial statements for the year ended December 31, 2017 includes an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern.
As of June 30, 2018, our outstanding debt balance was as follows (in thousands):

	Maturity Date	Interest Rate	Amount Outstanding
Convertible note related party	11/19/2018	8.0%	$24,500
Term loan	11/19/2018	13.25%	$10,000
Revolving loan	11/19/2018	13.25%	$8,195
Subordinated promissory note, related party	11/19/2018	12.5%	$2,143
In March 2018, the Company and FBC Holdings entered into an amendment to the convertible note which, among other things, altered the schedule for interest payments under the FBC Debenture by providing for future accrued interest to be paid twice monthly rather than semi-annually, which was then subsequently modified to accrued interest to be paid at maturity. In partial consideration for the extension, the Company paid, in shares of common stock, to FBC Holdings a fee of $735,000. In July 2018, the Company and FBC Holdings entered into an amendment to the convertible note under which the maturity date was extended to November 19, 2018. In addition, the Company must satisfy certain milestones which the failure to comply therewith would constitute an event of default under the convertible note. The Company is currently in default of the Debenture as a result of its default under the Credit Agreement with Colbeck described above.
In June 2018, the Company’s outstanding Credit Agreement with Opus Bank was assumed by Colbeck. In June 2018, the Company and Colbeck entered into Amendment Number Twelve to the Credit Agreement under which, among other things, the interest rate applicable to the obligations under the Credit Agreement was changed from 8.25% to 13.25%. In consideration for the amendment, the Company incurred a fee of $363,900 on July 13, 2018, which was added to the outstanding principal amount of the term loan. In July 2018, the Company and Colbeck entered into Amendment Number Fourteen to the Credit Agreement under which, among other things, (i) the maturity date of the loans owing to Colbeck under the Credit Agreement was extended to November 19, 2018, and (ii) the Company must satisfy certain milestones which the failure to comply therewith would constitute an event of default under the Credit Agreement. The Company is currently in default under the Credit Agreement as a result of its failure to make an interest payment as described above.
All debt and credit facilities are denominated in U.S. dollars. Our debt and credit facilities contain standard borrowing conditions and can be recalled by the lenders if certain conditions are not met.

The following table shows a summary of our cash flows (used in) provided by operating activities, investing activities and financing activities (in thousands):

	Six Months Ended June 30,
	2018	2017
Net cash used in operating activities	$(3,472)	$(7,043)
Net cash used in investing activities	$(31)	$(1,120)
Net cash provided by financing activities	$1,759	$6,275
The use of cash during the first half of 2018 was primarily a result of our net loss of $12.8 million, offset by $5.1 million in non-cash items, which included share-based compensation, depreciation and amortization, amortization of debt issuance costs, payment in-kind interest expense, and fair value adjustment of warrants.
During the first half of 2017, net cash used in investing activities were primarily related to our January 2017 acquisition.
During the first half of 2018, we received $2.0 million in net proceeds from the issuance of common shares and warrants and made $0.2 million of payments on our related party debt. During the first half of 2017, we received $7.4 million in net proceeds from the issuance of common shares and warrants, offset by $1.2 million of payments on our related party debt.
Off-Balance Sheet Information
During the ordinary course of business, we may provide standby letters of credit to third parties as required for certain transactions initiated by us. As of June 30, 2018, we had no standby letters of credit outstanding.
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
Foreign Currency Risk. We conduct business on a global basis and a significant portion of our sales in international markets are not denominated in U.S. dollars. Export sales represent a significant portion of our sales and are expected to continue to represent a significant portion of sales. Purchase contracts are typically in U.S. dollars. In addition, our wholly-owned foreign subsidiaries incur costs that are denominated in local currencies. As exchange rates vary, these results may vary from expectations when translated into U.S. dollars, which could adversely impact overall expected results. Such transactions resulted in a gain of $0.1 million and $0.5 million in three months ended June 30, 2018 and 2017, respectively, and a loss of $0.4 million in the six months ended June 30, 2018 compared to a gain of $0.5 million in the six months ended June 30, 2017.

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
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the three months ended June 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Risks Related to our Default Under our Debt and Credit Facilities and our Liquidity
We are in default under our Credit Agreement with Colbeck and under our 8% Senior Secured Convertible Debenture issued to FBC Holdings. If we are unable to resolve such default, or if we are able to resolve such default but are unable to refinance or amend our debt and credit facilities before their November 19, 2018 maturity dates, we will likely be forced to liquidate assets and/or curtail or cease operations.
On August 1, 2018, Overland Storage, Inc., a wholly-owned subsidiary of the Company (“Overland”), together with its subsidiary, Tandberg Data GmbH, as co-borrowers under that certain Credit Agreement dated as of April 6, 2016 (as amended from time to time, the “Credit Agreement”), with CB CA SPV, LLC (“Colbeck”), as lender, failed to make a required payment of interest due on such date. Such failure constituted an event of default as of August 6, 2018 under the Credit Agreement after expiration of a five-day cure period. On August 7, 2018, Overland received a notice from Colbeck stating that, as a result of such failure, all amounts under the Credit Agreement are immediately due and payable. The foregoing also constitutes an event of default under that certain 8% Senior Secured Convertible Debenture in favor of FBC Holdings, S.à r.l (“FBC” and together with Colbeck, the “Lenders”). The Company, Overland and their subsidiaries are in continuing discussions for a potential resolution with the Lenders. Despite these efforts, there can be no assurance that the Lenders will ultimately agree to any such resolution. If no such resolution is reached, the Company may file for bankruptcy protection or be subject to an involuntary bankruptcy petition, either of which could result in a complete loss of shareholders’ investment.
Even if we are able to resolve the existing defaults with the Lenders, the debt facilities under the Credit Agreement mature on the earliest of (a) the maturity date in the Convertible Note, (b) November 19, 2018 or (c) such earlier date upon which the obligations may be accelerated in accordance with terms of the Credit Agreement. We will need to raise additional funds and/or amend or refinance our credit facility in order to satisfy our obligations under the Credit Agreement. In addition, upon the occurrence of certain events of default under the Credit Agreement, Colbeck may elect to declare all amounts outstanding to be immediately due and payable and terminate all commitments to extend further credit. Our existing default under the Credit Agreement has resulted in default and cross-acceleration under the Convertible Note, and if such defaults are resolved with the Lenders, any further default under the Credit Agreement could result in a further default and cross-acceleration under the Convertible Note and other indebtedness. In February 2018, the Company entered into the Purchase Agreement. If the existing defaults under the Credit Agreement and Convertible Note are resolved with the Lenders and the transactions contemplated by the Purchase Agreement are consummated, the Company expects that the proceeds to be received by the Company would be sufficient to pay off its outstanding debt and credit facilities. The consummation of the Share Purchase remains subject to certain closing conditions contained in the Purchase Agreement (including Purchaser’s receipt of adequate funding to close the Share Purchase, which it has not yet secured). There can be no guarantee that we will be able to resolve our existing defaults with the Lenders, raise additional funds or amend or refinance our debt and credit facilities on favorable terms or at all, nor can there be any guarantee that the Share Purchase will be consummated.
If we are unable to resolve our existing defaults with the Lenders, we are unable to amend or refinance our debt and credit facilities, the Share Purchase is not timely consummated or the Company is unable to generate sufficient cash from operations or financing sources, the Company may be forced to liquidate assets where possible and/or curtail, suspend or cease planned programs or operations generally or seek bankruptcy protection or be subject to an involuntary bankruptcy petition, any of which would have a material adverse effect on the Company’s business, results of operations, financial position and liquidity.

Our cash and other sources of liquidity will not be sufficient to fund our operations if the existing defaults under our credit and debt facilities are not resolved with the Lenders, nor through the end of the third quarter of 2018 if such defaults are resolved. If we raise additional funding through sales of equity or equity-based securities, your shares will be diluted. If we need additional funding for operations and we are unable to raise it, we may be forced to liquidate assets and/or curtail or cease operations or seek bankruptcy protection or be subject to an involuntary bankruptcy petition.
Management has projected that cash on hand will not be sufficient to allow the Company to continue operations if the Company is unable to negotiate a resolution of its defaults. Even if the Company is able to successfully resolve its existing defaults, there can be no guarantee that the Company will be able to otherwise remain in compliance with its obligations under such facilities or to amend or refinance these facilities prior to their November 19, 2018 maturity dates, or to raise the funding required to do so, whether through the Share Purchase described below or otherwise.
If the Company is able to resolve its existing defaults, management projects that cash on hand will not be sufficient to continue operations through the end of the third quarter of 2018 if the Company is unable to amend, refinance, or pay off its debt and credit facilities. In February 2018, the Company entered into the Purchase Agreement. If the transactions contemplated by the Purchase Agreement are consummated, the Company expects that the proceeds to be received by the Company would be sufficient to pay off its outstanding debt and credit facilities. The consummation of the Share Purchase remains subject to certain closing conditions contained in the Purchase Agreement (including Purchaser’s receipt of adequate funding to close the Share Purchase, which it has not yet secured). There can be no guarantee that we will be able to raise additional funds or amend or refinance our debt and credit facilities on favorable terms or at all, nor can there be any guarantee that the Share Purchase will ultimately be consummated. Significant changes from the Company’s current forecasts, including but not limited to: (i) any delay in the closing of the Share Purchase promptly and in any event before its debt with Colbeck, FBC Holdings and/or MF Ventures, LLC becomes due (including as a result of the failure of the Purchaser to obtain funding adequate to pay the Purchase Price, or the failure to satisfy certain closing conditions); (ii) failure to comply with the financial covenants in its credit facilities; (iii) shortfalls from projected sales levels; (iv) unexpected increases in product costs; (v) increases in operating costs; (vi) changes in the historical timing of collecting accounts receivable; and (vii) inability to maintain compliance with the requirements of the NASDAQ Capital Market and/or inability to maintain listing with the NASDAQ Capital Market could have a material adverse impact on the Company’s ability to access the level of funding necessary to continue its operations at current levels. If any of these events occurs or the Company is unable to generate sufficient cash from operations or financing sources, the Company may be forced to liquidate assets where possible and/or curtail, suspend or cease planned programs or operations generally or seek bankruptcy protection or be subject to an involuntary bankruptcy petition, any of, which would have a material adverse effect on the Company’s business, results of operations, financial position and liquidity.
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
On February 20, 2018, we, Overland, and Silicon Valley Technology Partners Inc. (formerly known as Silicon Valley Technology Partners LLC), a Delaware corporation established and controlled by Eric Kelly, our Chief Executive Officer and Chairman of the Board of Directors (the “Purchaser”) entered into a share purchase agreement (the “Purchase Agreement”), under which, subject to the terms and conditions of the Purchase Agreement, the Company will sell to Purchaser all of the issued and outstanding shares of capital stock of Overland for $45.0 million, subject to a working capital adjustment (the “Share Purchase”). The consummation of the Share Purchase is subject to certain customary conditions. A number of the conditions are not within the control of us, Overland, or Purchaser, and it is possible that such conditions may prevent, delay or otherwise materially adversely affect the completion of the Share Purchase. These conditions include, among others (i) the Purchaser’s securing of adequate financing to fund the purchase price, (ii) the transfer by the Company of (a) the businesses of (x) Unified ConneXions, Inc. and (y) HVE ConneXions, LLC (including the provision of information technology consulting services and hardware solutions around cloud computing, data storage and server virtualization to corporate, government, and educational institutions), and (b) the SNAP network attached storage business to a subsidiary of the Company other than Overland or a subsidiary of Overland, and (iii) other customary closing conditions, including (among others) (a) the accuracy of each party’s representation and warrants, (b) each party’s performance in all material respects with its obligations under the Purchase Agreement, and (c) the absence of a material adverse effect on the Company (as defined in the Purchase Agreement).The Company cannot predict with certainty, whether and when any of the required closing conditions will be satisfied or if another uncertainty may arise. If an event occurs that delays or prevents the Share Purchase, such delay or failure to complete the Share Purchase may cause uncertainty or other negative consequences that may materially and adversely affect the Company’s business, financial condition and results of operations and, to the extent that the current price of the Company’s common stock reflects an assumption that the Share Purchase will be completed, the price per share for the Company’s common stock.
If we fail to complete the Share Purchase, we will be required to seek financing to pay off our existing secured debt, satisfy our other liabilities, pay our transaction expenses and continue our operations as a going concern.
If we do not complete the Share Purchase, we will continue to face challenges and uncertainties in our ability to repay the outstanding obligations due under the Credit Agreement with Colbeck and the outstanding obligations under the $24.5 million convertible note with FBC Holdings, which are both scheduled to mature November 19, 2018. As discussed above, it is possible that the net proceeds will not be sufficient to pay all of the above debts, liabilities and expenses or that there will be enough cash or working capital in the Company to fund its continuing operations. Accordingly, the Company may need to raise additional capital through debt or equity financings before, at or around the time of the closing of the Share Purchase, failing which the Company may not be able to continue to operate as a going concern.
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
We have in the past failed to comply with the minimum $1.00 per share closing bid price requirement for continued listing on the NASDAQ Capital Market. Maintaining the listing of our common shares on the NASDAQ Capital Market requires that we comply with the closing bid price requirement, amongst other certain listing requirements. If our common shares cease to be listed for trading on NASDAQ for any reason, it may harm our share price, increase the volatility of our share price, decrease the level of trading activity and make it more difficult for investors to buy or sell shares of our common shares. Our failure to maintain a listing on NASDAQ may constitute an event of default under our outstanding indebtedness as well as any future indebtedness, which would accelerate the maturity date of such debt or trigger other obligations. In addition, certain institutional investors that are not permitted to own securities of non-listed companies may be required to sell their shares, which would adversely affect the trading price of our common shares. If we are not listed on NASDAQ, we will be limited in our ability to raise additional capital we may need.
On May 29, 2018, we received a letter from the Nasdaq Listing Qualifications department of The Nasdaq Stock Market LLC notifying us that we were not in compliance with the requirement of Nasdaq Marketplace Rule 5550(a)(2) for continued inclusion on the NASDAQ Capital Market as a result of the closing bid price for the Company’s common stock being below $1.00 for 30 consecutive business days. This notification has no effect on the listing of the Company’s common shares at this time. The Nasdaq Marketplace Rules provide the Company with 180 calendar days, or until November 26, 2018, to regain compliance.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
None.
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
None.

Item 6. Exhibits.

Exhibit		Filed	Incorporated by Reference
Number	Description	Herewith	Form	File No.	Date Filed

1.1	Underwriting Agreement, dated April 13, 2018 by and among the Company and the several underwriters named in Schedule I thereto		8-K	001-36532	4/17/2018

3.1	Certificate and Articles of Amalgamation		6-K	001-36532	3/25/2015

3.2	Certificate of Amendment to the Articles of Amalgamation of the Company		6-K	001-36532	7/17/2017

3.3	By-Law No. 1, as Amended		6-K	001-36532	7/17/2017

3.4	By-Law No. 2		6-K	001-36532	5/12/2017

4.1	Form of Warrant		8-K	001-36532	4/17/2018

4.2	Form of Lock-up Agreement		8-K	001-36532	4/17/2018

10.1	Amendment Number Nine to Credit Agreement dated June 1, 2018 between Overland Storage, Inc., Tandberg Data Gmbh and Opus Bank	X

10.2	Fourth Amendment to 8% Senior Secured Convertible Debenture dated June 1, 2018 between the Company and FBC Holdings S.A.R.L.	X

10.3	Amendment Number Ten to Credit Agreement dated June 4, 2018 between Overland Storage, Inc., Tandberg Data Gmbh and Opus Bank	X

10.4	Fifth Amendment to 8% Senior Secured Convertible Debenture dated June 4, 2018 between the Company and FBC Holdings S.A.R.L.	X

10.5	Assignment and Acceptance dated June 6, 2018 between Overland Storage, Inc., Tandberg Data Gmbh, Opus Bank and CB CA SPV, LLC	X

10.6	Amendment Number Eleven to Credit Agreement dated June 15, 2018 between Overland Storage, Inc., Tandberg Data Gmbh and CB CA SPV, LLC	X

10.7	Sixth Amendment to 8% Senior Secured Convertible Debenture dated June 15, 2018 between the Company and FBC Holdings S.A.R.L.	X

10.8	Amendment Number Twelve to Credit Agreement dated June 29, 2018 between Overland Storage, Inc., Tandberg Data Gmbh and CB CA SPV, LLC	X

10.9	Seventh Amendment to 8% Senior Secured Convertible Debenture dated June 29, 2018 between the Company and FBC Holdings S.A.R.L.	X

10.10	Amendment Number Thirteen to Credit Agreement dated July 13, 2018 between Overland Storage, Inc., Tandberg Data Gmbh and CB CA SPV, LLC	X

Exhibit		Filed	Incorporated by Reference
Number	Description	Herewith	Form	File No.	Date Filed
10.11	Eighth Amendment to 8% Senior Secured Convertible Debenture dated July 13, 2018 between the Company and FBC Holdings S.A.R.L.	X

10.12	Amendment Number Fourteen to Credit Agreement dated July 23, 2018 between Overland Storage, Inc., Tandberg Data Gmbh and CB CA SPV, LLC	X

10.13	Ninth Amendment to 8% Senior Secured Convertible Debenture dated July 23, 2018 between the Company and FBC Holdings S.A.R.L.	X

31.1	Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

31.2	Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

101.INS	XBRL Instance Document	X

101.SCH	XBRL Taxonomy Extension Schema	X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase	X

101.DEF	XBRL Taxonomy Extension Definition Linkbase	X

101.LAB	XBRL Taxonomy Extension Label Linkbase	X

101.PRE	XBRL Taxonomy Presentation Linkbase	X

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Sphere 3D Corp.

Date:	August 14, 2018	By:	/s/ Kurt L. Kalbfleisch
Kurt L. Kalbfleisch Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)