Form 10-Q
period 2018-09-30
Sphere 3D Corp
filed 2018-11-07
CIK 1591956

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2018
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from___________________________to ___________________________
Commission File Number: 001-36532
__________________________________
Sphere 3D Corp.
(Exact name of Registrant as specified in its charter)
__________________________________

Ontario, Canada	98-1220792
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

895 Don Mills Road, Bldg. 2, Suite 900
Toronto, Ontario, Canada, M3C 1W3
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
Large accelerated filer ☐             Accelerated filer ☐
Non-accelerated filer ☐                 Smaller reporting company ☒
(Do not check if a smaller reporting company)    Emerging growth company ☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐
As of November 5, 2018, there were 1,932,399 shares of the registrant’s common stock outstanding.

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements.
Sphere 3D Corp.
Condensed Consolidated Statements of Operations
(in thousands of U.S. dollars, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017

Net revenue:	(Unaudited)		(Unaudited)
Product revenue	$13,855	$19,628	$47,563	$56,168
Service revenue	2,036	2,051	6,237	6,687
	15,891	21,679	53,800	62,855
Cost of product revenue	9,788	13,634	34,179	41,023
Cost of service revenue	1,268	1,312	3,055	2,881
Gross profit	4,835	6,733	16,566	18,951
Operating expenses:
Sales and marketing	3,303	4,586	11,707	14,090
Research and development	694	1,793	3,011	5,460
General and administrative	3,735	4,840	13,186	14,743
	7,732	11,219	27,904	34,293
Loss from operations	(2,897)	(4,486)	(11,338)	(15,342)
Other income (expense):
Interest expense	(682)	(519)	(2,141)	(2,770)
Interest expense, related party	(882)	(614)	(2,815)	(1,912)
Other (expense) income, net	(66)	2,642	(229)	2,223
Loss before income taxes	(4,527)	(2,977)	(16,523)	(17,801)
Provision for income taxes	325	504	1,154	1,002
Net loss	$(4,852)	$(3,481)	$(17,677)	$(18,803)
Net loss per share:
Basic and diluted	$(2.53)	$(4.72)	$(11.55)	$(34.19)
Shares used in computing net loss per share:
Basic and diluted	1,917	738	1,531	550
See accompanying notes to condensed consolidated financial statements.

Sphere 3D Corp.
Condensed Consolidated Statements of Comprehensive Loss
(in thousands of U.S. dollars)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017

	(Unaudited)		(Unaudited)
Net loss	$(4,852)	$(3,481)	$(17,677)	$(18,803)
Other comprehensive income (loss):
Foreign currency translation adjustment	61	(273)	295	(396)
Total other comprehensive income (loss)	61	(273)	295	(396)
Comprehensive loss	$(4,791)	$(3,754)	$(17,382)	$(19,199)
See accompanying notes to condensed consolidated financial statements.

Sphere 3D Corp.
Condensed Consolidated Balance Sheets
(in thousands of U.S. dollars)

	September 30, 2018	December 31, 2017

Assets	(Unaudited)
Current assets:
Cash and cash equivalents	$2,081	$4,598
Accounts receivable, net of allowance for doubtful accounts of $1,637 and $1,675, respectively	7,298	11,482
Inventories	8,000	8,366
Other current assets	1,621	1,829
Total current assets	19,000	26,275
Property and equipment, net	2,349	2,742
Intangible assets, net	38,409	41,473
Goodwill	11,590	11,590
Other assets	1,172	1,200
Total assets	$72,520	$83,280
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$10,726	$9,362
Accrued liabilities	5,176	4,157
Accrued payroll and employee compensation	2,560	3,240
Deferred revenue	3,235	5,060
Debt, related party	45,584	26,613
Debt	—	18,195
Other current liabilities	880	1,283
Total current liabilities	68,161	67,910
Deferred revenue, long-term	1,690	1,276
Deferred income taxes	1,309	1,342
Other non-current liabilities	653	2,289
Total liabilities	71,813	72,817
Commitments and contingencies (Note 12)
Shareholders’ equity:
Common shares, no par value; 1,932 and 890 shares issued and outstanding as of September 30, 2018 and December 31, 2017, respectively	181,178	173,871
Accumulated other comprehensive loss	(1,686)	(1,981)
Accumulated deficit	(178,785)	(161,427)
Total shareholders’ equity	707	10,463
Total liabilities and shareholders’ equity	$72,520	$83,280

See accompanying notes to condensed consolidated financial statements.

Sphere 3D Corp.
Condensed Consolidated Statements of Cash Flows
(in thousands of U.S. dollars)

	Nine Months Ended September 30,
	2018	2017

Operating activities:	(Unaudited)
Net loss	$(17,677)	$(18,803)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	3,298	4,574
Share-based compensation	1,520	5,647
Amortization of debt issuance costs	1,532	1,935
Fair value adjustment of warrants	(259)	(2,518)
Payment in-kind interest expense, related party	511	—
Payment in-kind interest expense	364	—
Loss on revaluation of investment	—	1,145
Changes in operating assets and liabilities (net of effects of acquisition):
Accounts receivable	4,071	(284)
Inventories	359	1,788
Accounts payable and accrued liabilities	3,425	642
Accrued payroll and employee compensation	(659)	124
Deferred revenue	(1,106)	(329)
Other assets and liabilities, net	411	(2,554)
Net cash used in operating activities	(4,210)	(8,633)
Investing activities:
Acquisition, net of cash acquired	—	(1,051)
Purchase of property and equipment	(55)	(115)
Net cash used in investing activities	(55)	(1,166)
Financing activities:
Proceeds from issuance of common shares and warrants	2,310	10,862
Payment for issuance costs	(364)	(655)
Payments on debt, related party	(192)	(1,731)
Net cash provided by financing activities	1,754	8,476
Effect of exchange rate changes on cash	(6)	133
Net decrease in cash and cash equivalents	(2,517)	(1,190)
Cash and cash equivalents, beginning of period	4,598	5,056
Cash and cash equivalents, end of period	$2,081	$3,866

Supplemental disclosures of cash flow information:
Cash paid for interest	$762	$1,273
Supplemental disclosures of non-cash investing and financing activities:
Issuance of common shares for related party liabilities	$1,393	$972
Issuance of common shares for settlement of liabilities	$1,220	$87
Costs accrued for issuance of common shares	$191	$459
Issuance of common shares for acquisition	$—	$346
Issuance of warrants in relation to settlement of liabilities	$—	$180
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
The Company delivers data management, and desktop and application virtualization solutions through hybrid cloud, cloud and on premise implementations by its global reseller network. The Company achieves this through a combination of containerized applications, virtual desktops, virtual storage and physical hyper-converged platforms. The Company’s products allow organizations to deploy a combination of public, private or hybrid cloud strategies while backing them up with the latest storage solutions. The Company has a portfolio of brands including RDX®, HVE, Glassware 2.0™, SnapCLOUD®, SnapServer®, SnapSync™, NEO®, and V3®.
Management has projected that cash on hand will not be sufficient to allow the Company to continue operations beyond November 19, 2018 if the Company is otherwise unable to further amend, refinance, or pay off its debt and credit facilities prior to their November 19, 2018 maturity date. If the Share Purchase (as defined below) is consummated, the Company expects the outstanding debt and credit facilities to be settled. However, the consummation of the Share Purchase remains subject to certain closing conditions contained in the Purchase Agreement (as defined below) (including Purchaser’s receipt of adequate funding to close the Share Purchase, which it has not yet secured) and there can be no guarantee that the Company will be able to raise additional funds or amend or refinance our debt and credit facilities on favorable terms or at all, nor can there be any guarantee that the Share Purchase will ultimately be consummated. Significant changes from the Company’s current forecasts, including but not limited to: (i) any delay in the closing of the Share Purchase described below promptly and in any event before its debt with FBC Holdings and/or MF Ventures, LLC becomes due (including as a result of the failure of the Purchaser to obtain funding adequate to pay the Purchase Price, or the failure to satisfy certain closing conditions), (ii) failure to comply with the financial or other covenants in its credit facilities; (iii) shortfalls from projected sales levels; (iv) unexpected increases in product costs; (v) increases in operating costs; (vi) changes in the historical timing of collecting accounts receivable; and (vii) inability to maintain compliance with the requirements of the NASDAQ Capital Market and/or inability to maintain listing with the NASDAQ Capital Market could have a material adverse impact on the Company’s ability to access the level of funding necessary to continue its operations at current levels. If any of these events occurs or the Company is unable to generate sufficient cash from operations or financing sources, the Company may be forced to liquidate assets where possible and/or curtail, suspend or cease planned programs or operations generally or seek bankruptcy protection or be subject to an involuntary bankruptcy petition, any of, which would have a material adverse effect on the Company’s business, results of operations, financial position and liquidity.
The Company incurred losses from operations and negative cash flows from operating activities for the nine months ended September 30, 2018, and such losses might continue for the foreseeable future. Based upon the Company's current expectations and projections for the next year, the Company believes that it may not have sufficient liquidity necessary to sustain operations beyond November 19, 2018. These factors, among others, raise substantial doubt that the Company will be able to continue as a going concern. The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

Related Party Share Purchase Agreement
On February 20, 2018, the Company, Overland Storage, Inc., a California corporation and a wholly owned subsidiary of the Company (“Overland”), and Silicon Valley Technology Partners Inc. (formerly known as Silicon Valley Technology Partners LLC), a Delaware corporation established and controlled by Eric Kelly, the Company’s Chief Executive Officer and Chairman of the Board of Directors (the “Purchaser”) entered into a share purchase agreement (as amended by that certain First Amendment to Share Purchase Agreement dated as of August 21, 2018 and as further amended by that certain Second Amendment to Share Purchase Agreement dated as of November 1, 2018, the “Purchase Agreement”), pursuant to which, among other things, and subject to certain closing conditions, the Company will sell to Purchaser all of the issued and outstanding shares of capital stock of Overland (the “Share Purchase”) for $45.0 million (the “Purchase Price”). As previously announced, the net proceeds from the Share Purchase were to be used to repay: (i) the Company’s outstanding obligations under its Credit Agreement with FBC Holdings; (ii) its outstanding obligations under the related party secured note with FBC Holdings; and (iii) its related party subordinated promissory note with MF Ventures, LLC. The Special Committee of the Board of Directors of the Company and the Board of Directors of the Company (with Eric Kelly recusing himself) unanimously approved the entry into the Purchase Agreement by the Company. The Company held a special shareholder meeting on May 31, 2018 at which the requisite shareholders of the Company approved the Share Purchase. The consummation of the Share Purchase remains subject to certain closing conditions contained in the Purchase Agreement (including Purchaser’s receipt of adequate funding to close the Share Purchase, which it has not yet secured).
On November 1, 2018, the parties entered into a second amendment to the Purchase Agreement (the “Second Amendment”), which provides, among other things, that the Purchase Price will be satisfied through and upon (i) the issuance to the Company shares of Series A Preferred Stock of Purchaser representing 19.9% of the fully diluted outstanding securities of Purchaser as of the closing of the Share Purchase (or such other percentage as mutually agreed upon by Purchaser and the Company), and (ii) the release of the Company and all of its subsidiaries (other than Overland) from all the obligations and liabilities under the Closing Indebtedness (as defined below) and assumption thereof by Purchaser. For purposes of the Purchase Agreement, as amended by the Second Amendment, “Closing Indebtedness” means the Indebtedness (as defined in the Purchase Agreement) totaling approximately $39.1 million. The value of the liabilities of the Company that will be released upon the closing is expected to be not less than $45.0 million (the amount of the Purchase Price).
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
The closing of the Share Purchase and of the other transactions contemplated by the Purchase Agreement are subject to (i) the adoption of the Purchase Agreement by the affirmative vote of the holders of (a) at least 66 2/3% of the outstanding common shares of the Company cast in person or by proxy at the special meeting of shareholders and (b) a majority of the votes cast by certain “minority shareholders” in person or by proxy at the special meeting of shareholders (the “Shareholder Approval”), both of which votes were obtained at the special shareholder meeting on May 31, 2018, and (ii) the transfer by the Company of (a) the businesses of (x) Unified ConneXions, Inc. and (y) HVE ConneXions, LLC (including the provision of information technology consulting services and hardware solutions around cloud computing, data storage and server virtualization to corporate, government, and educational institutions), and (b) the SNAP network attached storage business to a subsidiary of the Company other than Overland or a subsidiary of Overland. The closing of the Share Purchase and of the other transactions contemplated by the Purchase Agreement are also subject to various other conditions, including the parties entry into a mutually agreed upon transition services agreement, the consummation of the Financing, the absence of any order, statute, rule, regulation, executive order, decree or injunction issued by any governmental entity prohibiting the Share Purchase, the absence of a pending claim, suit, action or proceeding material claims seeking to prohibit the Share Purchase, the accuracy of the representations and warranties contained in the Purchase Agreement, compliance with the covenants and agreements contained in the Purchase Agreement in all material respects, and the absence of a material adverse effect on either the Company or Overland.
The Company has made customary representations, warranties and covenants in the Purchase Agreement, including, among others, covenants (i) to conduct its business in the ordinary course during the period between the execution of the Purchaser Agreement and the closing of the Share Purchase, (ii) not to engage in specified types of transactions during this period unless agreed to in writing by Purchaser, and (iii) subject to certain exceptions and only following the occurrence of the Contingency Termination Event (as defined below), not to solicit and negotiate other offers to purchase the Company, Overland or any or all of their assets or to withdraw, modify or qualify in a manner adverse to Purchaser the recommendation of the Board that the Company’s shareholders vote in favor of approving the Share Purchase. The Company has also agreed to indemnification provisions in favor of Purchaser that are customary for transactions of this type.
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
In addition, the Purchase Agreement contains certain other termination rights, including, following the occurrence of the Contingency Termination Event, the right of the Company to terminate the Purchase Agreement under specified circumstances to accept an unsolicited superior proposal from a third party. The Purchase Agreement provides that, following the occurrence of the Contingency Termination Event and upon termination of the Purchase Agreement by the Company under specified circumstances (including termination by the Company to accept a superior proposal) or by Purchaser under specified circumstances, a termination fee equal to the lesser of (i) $1.0 million and (ii) the amount of Purchaser’s reasonable fees and expenses in connection with the negotiation, execution and performance of the Purchase Agreement (including the amount that the Purchaser must pay or reimburse to the sources for the Financing) will be payable by the Company to the Purchaser. Such termination fee is also payable following the occurrence of the Contingency Termination Event under certain other specified circumstances set forth in the Purchase Agreement. The Purchase Agreement also provides that each party to the Purchase Agreement may compel the other party or parties thereto to specifically perform its or their obligations under the Purchase Agreement. However, if the Purchase Agreement is terminated such that the Company termination fee becomes payable, the Purchaser will be precluded from any other remedy against the Company or Overland, including expense reimbursement and specific performance. Further, if the Purchase Agreement is terminated such that the expense reimbursement becomes payable, the Purchaser will be precluded from any other remedy against the Company or Overland, including the Company termination fee and specific performance. Subject to certain exceptions and limitations, either party may terminate the Purchase Agreement if the Share Purchase is not consummated by December 17, 2018.
Reverse Stock Split
On October 24, 2018, subject to the approval by the Company’s shareholders (which approval was obtained at the special shareholder meeting held on October 31, 2018), the Board of Directors of the Company authorized a share consolidation (also known as a reverse stock split) of the Company’s issued and outstanding common shares at a ratio of one-for-eight, which became effective on November 5, 2018. All share and per share amounts have been restated for all periods presented to reflect the share consolidation.

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
Foreign Currency Translation
The financial statements of foreign subsidiaries, for which the functional currency is the local currency, are translated into U.S. dollars using the exchange rate at the consolidated balance sheet date for assets and liabilities and a weighted-average exchange rate during the year for revenue, expenses, gains and losses. Translation adjustments are recorded as other comprehensive income (loss) within shareholders’ equity. Gains or losses from foreign currency transactions are recognized in the consolidated statements of operations. Such transactions resulted in a loss of $0.2 million and $0.6 million in three and nine months ended September 30, 2018 and 2017, respectively, and a gain of $0.4 million and $0.8 million in the three and nine months ended September 30, 2017, respectively.
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
Inventories
Inventories are stated at the lower of cost and net realizable value using the first-in-first-out method. Net realizable value is the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. We assess the value of inventories periodically based upon numerous factors including, among others, expected product or material demand, current market conditions, technological obsolescence, current cost, and net realizable value. If necessary, we write down inventory for obsolete or unmarketable inventory by an amount equal to the difference between the cost of the inventory and the net realizable value.

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
In connection with the adoption of Topic 606, we are required to capitalize certain contract acquisition costs consisting primarily of commissions paid when contracts are signed. The Company elected to follow a Topic 606 practical expedient and expense the incremental costs of obtaining a contract (sales commissions) when incurred because the amortization period is generally one year or less and capitalized long-term contract costs are not significant. For certain performance obligations related to services, extended warranty and other service agreements that are settled over time, the Company has elected not to adjust the transaction price for the consideration of the effects of time value of money for prepaid services from customers as these services and warranty services are usually fully amortized in one year or less. The impact of the adoption of ASC 606 on our unaudited consolidated balance sheet and our unaudited consolidated statements of operations, comprehensive loss, equity and cash flows was not material. We do not expect the adoption of this guidance to have a material effect on our results of operations in future periods.
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
UCX and HVE Acquisition
In December 2016, the Company acquired 19.9% of the outstanding equity interests of Unified ConneXions, Inc. (“UCX”) and HVE ConneXions, LLC (“HVE”) for a purchase price of $1.5 million. The Company issued 19,737 shares of its common shares in satisfaction of payment. In January 2017, the Company completed its acquisition of all of the remaining outstanding equity interests of UCX and HVE, for $1.1 million in cash and issued 11,029 common shares with an approximate value of $0.3 million. In 2017, the Company recognized a $1.1 million loss, included in other expense, as a result of the remeasurement to fair value the equity interest held immediately before the business combination. The valuation was based on the Company’s private placement completed as of January 26, 2017.
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

The identified intangible assets as of the date of acquisition consisted of the following (in thousands):

	Estimated Fair Value	Weighted- Average Useful Life (years)
Channel partner relationships	$730	6.0
Customer relationships	380	3.2
Developed technology	150	3.0
Total identified intangible assets	$1,260

4.	Inventories
The following table summarizes inventories (in thousands):

	September 30, 2018	December 31, 2017
Raw materials	$1,764	$1,222
Work in process	1,763	2,217
Finished goods	4,473	4,927
	$8,000	$8,366

5.	Intangible Assets
The following table summarizes intangible assets, net (in thousands):

	September 30, 2018	December 31, 2017
Developed technology	$23,414	$23,414
Channel partner relationships(1)	12,869	12,929
Capitalized development costs(1)	3,047	3,164
Customer relationships(1)	1,619	1,647
	40,949	41,154
Accumulated amortization:
Developed technology	(17,249)	(15,276)
Channel partner relationships(1)	(1,664)	(1,201)
Capitalized development costs(1)	(1,635)	(1,409)
Customer relationships(1)	(692)	(495)
	(21,240)	(18,381)
Total finite-lived assets, net	19,709	22,773
Indefinite-lived intangible assets - trade names	18,700	18,700
Total intangible assets, net	$38,409	$41,473
________________

(1)	Includes the impact of foreign currency exchange rate fluctuations.

Amortization expense of intangible assets was $0.8 million and $1.4 million during the three months ended September 30, 2018 and 2017, respectively, and $2.9 million and $4.0 million during the nine months ended September 30, 2018 and 2017, respectively. Estimated amortization expense for intangible assets is expected to be approximately $0.8 million for the remainder of 2018 and $2.6 million, $2.5 million, $2.1 million, $1.9 million and $1.5 million in fiscal 2019, 2020, 2021, 2022 and 2023, respectively.

6.	Debt
Default, Assignment and Waiver Under Credit and Debt Facilities
On August 1, 2018, Overland Storage, Inc., a wholly-owned subsidiary of the Company (“Overland”), together with its subsidiary, Tandberg Data GmbH, as co-borrowers under that certain Credit Agreement dated as of April 6, 2016 (as amended from time to time, the “Credit Agreement”), with CB CA SPV, LLC (“Colbeck”), as lender, failed to make a required payment of interest due on such date. Such failure constituted an event of default as of August 6, 2018 under the Credit Agreement after expiration of a five-day cure period. On August 7, 2018, Overland received a notice from Colbeck stating that, as a result of such failure, all amounts under the Credit Agreement are immediately due and payable. The foregoing also constituted an event of default under that certain 8% Senior Secured Convertible Debenture in favor of FBC Holdings, S.à r.l (“FBC Holdings” and together with Colbeck, the “Lenders”).
On August 16, 2018, the Credit Agreement was assigned from Colbeck to FBC Holdings. In connection with the assignment, the Company and Overland also received from FBC Holdings (i) a waiver of the defaults and cross-defaults under the Credit Agreement and the 8% Senior Secured Convertible Debenture, as amended from time to time, respectively, and (ii) a revocation of the demand that all amounts payable under the Credit Agreement and the 8% Senior Secured Convertible Debenture are immediately due and payable. As part of the waiver, accrued interest through August 15, 2018 on the Credit Agreement was paid in kind by increasing the principal amount of the term loan and revolving loan by $0.2 million and $0.1 million, respectively.
Related Party Secured Note
In December 2014, in connection with the acquisition of Overland, the existing debt of Overland and the remaining debt of the Company were amended and restated into a $19.5 million convertible note held by FBC Holdings. In April 2016, the Company modified its convertible note with FBC Holdings, pursuant to which the holder made an additional advance and principal amount under the convertible note amount was increased to $24.5 million. In August 2018, FBC Holdings notified the Company in writing that it was abandoning its right to convert the convertible note into common shares of the Company and informed the Company that such conversion rights, and any related provisions of the convertible note, shall no longer apply and have no further force or effect. The secured note (formerly known as convertible note, now defined as “secured note”) bears interest at an 8.0% simple annual interest rate, payable semi-annually. The obligations under the secured note are secured by substantially all assets of the Company. At September 30, 2018, the Company had $24.5 million outstanding on the secured note.
In July 2018, the Company and FBC Holdings entered into an amendment to the secured note, under which the maturity date was extended to November 19, 2018. In addition, the Company must satisfy certain milestones which the failure to comply therewith would constitute an event of default under the secured note.
In March 2018, the Company and FBC Holdings entered into an amendment to the secured note which extended the maturity date and altered the schedule for interest payments under the secured note by providing for future accrued interest to be paid twice monthly rather than semi-annually, which was then subsequently modified to accrued interest to be paid at maturity. In consideration for the amendment, the Company paid to FBC Holdings a fee of $0.7 million. The majority of the fee was settled in 120,319 shares of the Company’s stock.

The Company has the option under the amendment to the secured note to pay accrued and outstanding interest in common shares of the Company. However, the Company’s ability to issue additional common shares for such purpose may be limited from time to time under Nasdaq rules related to new share issuances. If the Company chooses to pay the interest in common shares, the calculation is based upon the number of common shares that may be issued as payment of interest on the secured note and will be determined by dividing the amount of interest due by the current market price as defined in the secured note agreement. For the nine months ended September 30, 2018 and 2017, the Company issued 99,051 and 22,040 common shares, respectively, for the settlement of accrued interest expense.
The secured note contains customary covenants, including covenants that limit or restrict the Company’s ability to incur liens, incur indebtedness, or make certain restricted payments. Upon the occurrence of an event of default under the secured note, the Holder may declare all amounts outstanding to be immediately due and payable. The secured note specifies a number of events of default (some of which are subject to applicable grace or cure periods), including, among other things, non-payment defaults, covenant defaults, cross-defaults to other materials indebtedness, bankruptcy and insolvency defaults, and material judgment defaults. As of September 30, 2018, the Company was in compliance with all covenants of the secured note.
For both the three months ended September 30, 2018 and 2017, interest expense, including amortization of debt costs, on the secured note was $0.5 million. For the nine months ended September 30, 2018 and 2017, interest expense, including amortization of debt costs, on the secured note was $2.3 million and $1.6 million, respectively. At September 30, 2018, there was $0.7 million of accrued interest included in accrued liabilities.
Related Party Debt
In December 2017, the Company entered into a $2.0 million subordinated promissory note with MF Ventures, LLC, a related party. The promissory note is subordinate to the Company’s Credit Agreement and related party secured note and has a maturity date of the earliest of: (i) December 11, 2020; (ii) immediately after repayment in full of the Company’s obligations under its debt and credit agreements with FBC Holdings; or (iii) immediately after refinancing of the Company’s obligations under its debt and credit agreements. The promissory note may be prepaid at any time by the Company; including any accrued and unpaid interest and a $0.3 million prepayment penalty. The promissory note bears interest at a 12.5% simple annual interest rate, payable quarterly in arrears. Interest shall be paid in kind by increasing the principal amount of the note on each quarterly interest payment date. At September 30, 2018, the Company had $2.2 million outstanding on the promissory note. For the three and nine months ended September 30, 2018, interest expense, including amortization of debt costs, on the promissory note was $0.1 million and $0.2 million, respectively.
In September 2016, the Company entered into a $2.5 million agreement with FBC Holdings. The term loan had a maturity date of January 31, 2018 and bore interest at a 20.0% simple annual interest rate. In January 2018, the term loan was repaid in full per the term loan agreement. For the three and nine months ended September 30, 2017, interest expense, including amortization of debt costs, on the term loan was $0.1 million and $0.3 million, respectively.
Related Party Credit Agreement
In April 2016, the Company entered into a Credit Agreement with Opus Bank for a term loan in the amount of $10.0 million and a revolving credit facility in the amount of up to $10.0 million. A portion of the proceeds were used to pay off the Company’s then outstanding credit facilities with FBC Holdings and Silicon Valley Bank. The remainder of the proceeds were used for working capital and general business requirements. On December 30, 2016, the credit facility was reduced to $8.2 million. The obligations under the term loan and credit facility are secured by substantially all assets of the Company. On June 6, 2018, the Credit Agreement was assigned by Opus Bank to Colbeck. On August 16, 2018, the Credit Agreement was assigned by Colbeck to FBC Holdings.
In July 2018, the Company and Colbeck entered into Amendment Number Fourteen to the Credit Agreement under which, among other things, (i) the maturity date of the loans under the Credit Agreement were extended to November 19, 2018, and (ii) the Company must satisfy certain milestones which the failure to comply therewith would constitute an event of default under the Credit Agreement.

In June 2018, the Company and Colbeck entered into Amendment Number Twelve to the Credit Agreement under which, among other things, extended the maturity date and changed the interest rate applicable to the obligations under the Credit Agreement from 8.25% to 13.25% as of June 29, 2018. In consideration for the amendment, the Company incurred a fee of $0.4 million on July 13, 2018, which was added to the outstanding principal amount of the term loan. At September 30, 2018, the interest rate on the term loan and credit facility was 13.25%.
In March 2018, the Company and Opus Bank entered into Amendment Number Eight to Credit Agreement (“Amendment Number Eight”). Under the terms of Amendment Number Eight, the maturity date for the revolving and term loan credit facilities were extended to May 31, 2018. In consideration for the extension, the Company agreed to pay a fee of $0.1 million, payable in cash on the date on which the obligations under the Credit Agreement are paid in full.
The term loan and revolving credit facility contain customary covenants, including covenants that limit or restrict the Company’s ability to incur liens, incur indebtedness, or make certain restricted payments. Upon the occurrence of an event of default under the term loan, the holder may declare all amounts outstanding to be immediately due and payable. The term loan and revolving credit facility specify a number of events of default (some of which are subject to applicable grace or cure periods), including, among other things, non-payment defaults, covenant defaults, cross-defaults to other materials indebtedness, bankruptcy and insolvency defaults, and material judgment defaults. As of September 30, 2018, the Company was in compliance with all covenants of the term loan and revolving credit facility.
At September 30, 2018, the outstanding balances of the term loan and revolving credit facility were $10.5 million and $8.3 million, respectively. For the three months ended September 30, 2018 and 2017, interest expense, including amortization of debt costs, on the term loan and revolving credit facility was $1.0 million and $0.5 million, respectively, and $2.5 million and $2.8 million for the nine months ended September 30, 2018 and 2017, respectively. At September 30, 2018, there was $0.3 million of accrued interest included in accrued liabilities.

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

The following table provides information by level for liabilities that are measured at fair value using significant unobservable inputs (Level 3) (in thousands):

Warrant liability as of December 31, 2017	$1,669
Adoption of accounting guidance	(46)
Change in fair value of warrants	(259)
Reclassification to equity resulting from warrant exchange agreement	(1,364)
Warrant liability as of September 30, 2018	$—
Assets and Liabilities that are Measured at Fair Value on a Nonrecurring Basis
The Company's non-financial assets such as goodwill, intangible assets and property and equipment are recorded at fair value when an impairment is recognized or at the time acquired in a business combination.

8.	Share Capital
In April 2018, the Company closed an underwritten public offering and issued 412,500 common shares and warrants to purchase up to an aggregate of 123,750 common shares at an aggregate purchase price of $5.60 per common share and accompanying warrant, as well as a concurrent closing of warrants to purchase an additional 14,063 common shares pursuant to the partial exercise of the over-allotment option granted to the underwriter. Gross proceeds, before underwriting discounts and commissions and other offering expenses, were approximately $2.3 million.
In May 2018, the Company issued 80,100 common shares to satisfy payment obligations incurred by the Company in the aggregate amount of $0.3 million. The obligations were related to the Share Purchase Agreement entered into in February 2018.
Reverse Stock Split
On October 24, 2018, subject to the approval by the Company’s shareholders (which approval was obtained at the special shareholder meeting held on October 31, 2018), the Board of Directors of the Company authorized a share consolidation (also known as a reverse stock split) of the Company’s issued and outstanding common shares at a ratio of one-for-eight, which became effective on November 5, 2018. All share and per share amounts have been restated for all periods presented to reflect the share consolidation.

Warrants
At September 30, 2018, the Company had the following outstanding warrants to purchase common shares:

Date issued	Contractual life (years)	Exercise price	Number outstanding		Expiration
May 2015	5	$800.00	4,200		May 31, 2020
October 2015	5	$466.00	2,010		October 14, 2020
December 2015	3	$308.00	2,500		December 21, 2018
December 2015	5	$500.00	5,138		December 15, 2020
December 2015	5	$216.00	7,500	(1)	December 4, 2020
January 2016	3	$412.00	442		November 30, 2018
February 2016	3	$324.00	2,500		February 26, 2019
March 2016	5	$500.00	150		March 4, 2021
November 2016	3	$400.00	125		November 8, 2019
December 2016	6	$2.00	4,310		December 30, 2022
March 2017	6	$2.00	1,995		April 18, 2023
March 2017	6	$2.00	4,405		June 1, 2023
August 2017	5	$42.00	37,500		August 11, 2022
August 2017	5	$42.00	11,876		August 16, 2022
August 2017	5	$42.00	25,625		August 22, 2022
April 2018	5	$5.60	137,813		April 17, 2023
			248,089	(2)
_______________

(1)
If the Company or any subsidiary thereof, at any time while this warrant is outstanding, enters into a Variable Rate Transaction (“VRT”) (as defined in the purchase agreement) and the issue price, conversion price or exercise price per share applicable thereto is less than the warrant exercise price then in effect, the exercise price shall be reduced to equal the VRT price.

(2)	Includes warrants to purchase up to 42,500 common shares, in the aggregate, outstanding to related parties at September 30, 2018.
Related Party Share Capital Transactions
In August 2017, the Company entered into a securities purchase agreement with certain investors pursuant to which the Company issued (i) 75,000 common shares, of which 49,375 common shares were issued to related parties, and (ii) warrants for the purchase of up to 75,000 common shares, of which warrants to purchase up to 49,375 common shares were issued to related parties, in a private placement in exchange for a cash payment of $3.0 million. The purchase price was $40.00 per common share and warrant to purchase one common share, and the exercise price of the warrants is $42.00 per warrant share. The warrants were subject to certain anti-dilution adjustments through December 2017.
In July 2017, the Company entered into amended and restated warrant agreements with certain holders of warrants previously issued in March 2016 (the “Amended March 2016 Warrant”) and between December 2016 and March 2017 (the “Amended March 2017 Warrants” and together with the Amended March 2016 Warrant, the “Amended and Restated Warrants”). Pursuant to the amended and restated warrant agreements, the Company issued an aggregate of 202,240 common shares, of which 164,423 common shares were issued to related parties, in exchange for the cancellation of such warrants. Immediately after the exchange, the amended and restated warrant agreements became null and void.

In March 2017, the Company entered into a securities purchase agreement with certain investors party thereto, pursuant to which the Company issued to the investors, in the aggregate, 102,273 of the Company’s common shares, of which 22,727 common shares and warrants to purchase 22,727 shares were issued to a related party, for gross proceeds of $4.5 million. The securities purchase agreement also provided for the concurrent private placement of warrants exercisable to purchase up to 108,409 common shares. Each warrant had an exercise price of $60.00 per warrant share. In August 2017, the Company issued additional common shares, which triggered a price adjustment for the March 2017 warrants from $60.00 to $40.00 and the Company issued, in the aggregate, additional warrants exercisable to purchase up to 54,205 common shares, of which a related party received warrants exercisable to purchase 11,364 common shares. In March 2018, the Company entered into warrant exchange agreements, in a privately negotiated exchange under Section 4(a)(2) of the Securities Act of 1933, as amended, pursuant to which the Company issued 178,875 common shares in exchange for the surrender and cancellation of the Company’s outstanding March 24, 2017 warrants (the “Exchange”). Immediately after the Exchange, the previously issued warrants became null and void. A related party participated in the Exchange by acquiring 37,500 common shares in exchange for the cancellation of a warrant to purchase 34,091 common shares.
Between December 30, 2016 and March 16, 2017, the Company completed a private placement and issued a total of 90,700 “Units” at a purchase price of $60.00 per Unit, of which 71,792 Units were issued to related parties. Each Unit consisted of one common share and one warrant from each of two series of warrants. The Company received gross proceeds of $5.4 million in connection with the sale of the Units. The warrants were exercisable to purchase 181,400 common shares in the aggregate. In July 2017, the warrants issued between December 30, 2016 and March 16, 2017 became null and void as a result of the amended and restated warrant agreements.

9.	Equity Incentive Plans
During the nine months ended September 30, 2018 and 2017, the Company granted awards of restricted stock units of 50 and 67,694, respectively, of which 25,779 were granted outside of the 2015 Performance Incentive Plan. The restricted stock units were recorded at fair value on the date of grant. During the nine months ended September 30, 2018 and 2017, the Company granted awards of stock options of zero and 10,825, respectively. The stock options were recorded at fair value using the Black-Scholes option pricing model on the date of grant. The restricted stock units and stock options typically vest over a period of approximately three years.
Restricted Stock Awards
During the nine months ended September 30, 2018 and 2017, the Company granted restricted stock awards (“RSA”) in lieu of cash payment for services performed by third parties. The estimated fair value of the RSAs was based on the market value of the Company’s common shares on the date of grant. During the nine months ended September 30, 2018 and 2017, the Company granted RSAs of 100,197 and 1,842, respectively, with a fair value of $1.0 million and $0.1 million, respectively.
Stock Options
The fair value of each option is estimated on the date of grant using the Black-Scholes option pricing model, which uses the weighted-average assumptions noted in the following table:

	Nine Months Ended September 30,
	2018	2017
Expected volatility	n/a	120.0%
Risk-free interest rate	n/a	2.1%
Dividend yield	n/a	—
Expected term (in years)	n/a	4.7
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
Share-Based Compensation Expense
The Company recorded the following compensation expense related to its share-based compensation awards (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Cost of sales	$4	$104	$46	$271
Sales and marketing	23	551	301	1,574
Research and development	37	370	191	1,080
General and administrative	191	956	982	2,722
Total share-based compensation expense	$255	$1,981	$1,520	$5,647
As of September 30, 2018, there was a total of $1.4 million of unrecognized compensation expense related to unvested equity-based compensation awards. The expense associated with non-vested restricted stock units and options awards granted as of September 30, 2018 is expected to be recognized over a weighted-average period of 1.5 years.

10.	Net Loss per Share
Basic net loss per share is computed by dividing net loss applicable to common shareholders by the weighted-average number of common shares outstanding during the period. For all periods presented, there is no difference in the number of shares used to calculate basic and diluted shares outstanding due to the Company’s net loss position.
Anti-dilutive common share equivalents excluded from the computation of diluted net loss per share were as follows (in thousands):

	Three and Nine Months Ended September 30,
	2018	2017
Common share purchase warrants	248	274
Restricted stock not yet vested or released	73	55
Options outstanding	20	24
Convertible notes	—	41
Convertible notes interest	—	83

11.	Related Party Transactions
Professional services provided by affiliates of the Company were $0.2 million and zero during the three months ended September 30, 2018 and 2017, respectively, and $0.7 million and zero during the nine months ended September 30, 2018 and 2017, respectively.

12.	Commitments and Contingencies
Letters of credit
During the ordinary course of business, the Company provides standby letters of credit to third parties as required for certain transactions initiated by the Company. As of September 30, 2018, the Company had no outstanding standby letters of credit.
Warranty and Extended Warranty
The Company had $0.6 million and $0.8 million in deferred costs included in other current and non-current assets related to deferred service revenue at September 30, 2018 and December 31, 2017, respectively. Changes in the liability for product warranty and deferred revenue associated with extended warranties and service contracts were as follows (in thousands):

	Product Warranty	Deferred Revenue
Liability at December 31, 2017	$996	$5,672
Settlements made during the period	(331)	(4,352)
Change in liability for warranties issued during the period	322	3,438
Change in liability for pre-existing warranties	11	—
Liability at September 30, 2018	$998	$4,758
Current liability	$616	$3,122
Non-current liability	382	1,636
Liability at September 30, 2018	$998	$4,758
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
In March 2018, UD Trust filed a complaint in U.S. District Court, Northern California District (“California Complaint”) asserting that two transactions involving the Company constitute fraudulent transfers under federal and state law. First, UD Trust alleges that the consolidation of the Company’s and its subsidiaries’ indebtedness to the Cyrus Group into a debenture between FBC and the Company in the principal amount of $19.5 million in December 2014 constitutes a fraudulent transfer. Second, UD Trust alleges that the Share Purchase Agreement constitutes a fraudulent transfer, and seeks to enjoin the Share Purchase or that the proceeds of the transaction be placed in escrow until the V3 litigation is resolved. The California Complaint also asserts a claim against the Company’s CEO for breach of fiduciary duty, and a claim against the Cyrus Group for aiding and abetting breach of fiduciary duty. We believe the lawsuit to be without merit and intend to vigorously defend against the action. On July 25, 2018, we filed a motion seeking to dismiss all of the claims asserted against the Company and its CEO. On the same day, the Cyrus Group filed a motion seeking to dismiss all claims asserted against the Cyrus Group.

13.	Segmented Information
The Company reports segment information as a single reportable business segment based upon the manner in which related information is organized, reviewed, and managed. The Company operates in one segment providing data storage and desktop virtualization solutions for small and medium businesses and distributed enterprises.
The following table summarizes net revenue (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Disk systems	$10,113	$14,144	$35,947	$40,601
Tape automation systems	1,680	2,491	5,765	7,295
Tape drives and media	2,062	2,993	5,851	8,272
Service	2,036	2,051	6,237	6,687
	$15,891	$21,679	$53,800	$62,855

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
The following quarterly management’s discussion and analysis (“MD&A”) should be read in conjunction with our unaudited condensed consolidated financial statements and the accompanying notes of Sphere 3D Corp. (the “Company”) for the three and nine months ended September 30, 2018. The condensed consolidated financial statements have been presented in United States (“U.S.”) dollars and have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). Unless the context otherwise requires, any reference to the “Company,” “Sphere 3D,” “we,” “our,” “us” or similar terms refers to Sphere 3D Corp. and its subsidiaries. Unless otherwise indicated, all references to “$” and “dollars” in this discussion and analysis mean U.S. dollars.
This MD&A includes forward-looking statements that involve risks, uncertainties and assumptions that are difficult to predict. Words and expressions reflecting optimism, satisfaction or disappointment with current prospects, as well as words such as “believes,” “hopes,” “intends,” “estimates,” “expects,” “projects,” “plans,” “anticipates” and variations thereof, or the use of future tense, identify forward-looking statements, but their absence does not mean that a statement is not forward-looking. Forward-looking statements are based on information currently available to us and on estimates and assumptions made by us regarding, among other things, general economic conditions, in light of our experience and perception of historical trends, current conditions and expected future developments, as well as other factors that we believe are appropriate and reasonable in the circumstances, but there can be no assurance that such estimates and assumptions will prove to be correct. Many factors could cause actual results, performance or achievements or future events or developments to differ materially from those expressed or implied by the forward-looking statements, including, but not limited to: our entry into the Purchase Agreement dated February 20, 2018 with Silicon Valley Technology Partners Inc. (formerly known as Silicon Valley Technology Partners LLC) (“Purchaser”), an entity established and controlled by Eric Kelly, chairman and chief executive officer of the Company, pursuant to which Purchaser proposes to acquire Overland and the Data Protection and Archive business from Sphere 3D;  Purchaser’s ability to obtain sufficient financing to fund such acquisition and our inability to meet the closing conditions and to close such acquisition on a timely basis; our ability to refinance our credit facilities and to raise additional debt or equity financing; the inability to maintain compliance with the requirements of the NASDAQ Capital Market and/or inability to maintain listing with the NASDAQ Capital Market; the limited operating history of Sphere 3D; the ability of Sphere 3D to manage growth and specifically, its recent acquisition of Unified ConneXions, Inc. (“UCX”) and HVE ConneXions, LLC (“HVE”); the impact of competition; the investment in technological innovation; any defects in components or design of Sphere 3D’s products; the retention or maintenance of key personnel; the possibility of significant fluctuations in operating results; currency fluctuations; the ability of Sphere 3D to maintain business relationships; financial, political or economic conditions; financing risks; future acquisitions; the ability of Sphere 3D to protect its intellectual property; third party intellectual property rights; volatility in the market price for the common shares of the Company; compliance by Sphere 3D with financial reporting and other requirements as a public company; conflicts of interests; future sales of common shares by Sphere 3D’s directors, officers and other shareholders; dilution and future sales of common shares. For more information on these risks, you should refer to the Company’s filings with the securities regulatory authorities, including the Company’s most recently filed Annual Report on Form 10-K, which is available on SEDAR at www.sedar.com and EDGAR at www.sec.gov. In evaluating such statements, we urge you to specifically consider various factors identified in this report, any of which could cause actual results to differ materially from those indicated by such forward-looking statements. Forward-looking statements speak only as of the date of this report and we undertake no obligation to publicly update any forward-looking statements to reflect new information, events or circumstances after the date of this report. Actual events or results may differ materially from such statements. All share and per share amounts herein have been adjusted to give effect to the November 5, 2018 1-for-8 reverse stock split.

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
Related Party Share Purchase Agreement
On February 20, 2018, the Company, Overland Storage, Inc., a California corporation and a wholly owned subsidiary of the Company (“Overland”), and Silicon Valley Technology Partners Inc. (formerly known as Silicon Valley Technology Partners LLC) (“SVTP”), a Delaware corporation established and controlled by Eric Kelly, the Company’s Chief Executive Officer and Chairman of the Board of Directors (the “Purchaser”) entered into a share purchase agreement (as amended by that certain First Amendment to Share Purchase Agreement dated as of August 21, 2018 and as further amended by that certain Second Amendment to Share Purchase Agreement dated as of November 1, 2018, the “Purchase Agreement”), pursuant to which, among other things, and subject to certain closing conditions, the Company will sell to Purchaser all of the issued and outstanding shares of capital stock of Overland (the “Share Purchase”) for $45.0 million (the “Purchase Price”). As previously announced, the net proceeds from the Share Purchase were to be used to repay: (i) the Company’s outstanding obligations under its Credit Agreement with FBC Holdings; (ii) its outstanding obligations under the related party secured note with FBC Holdings; and (iii) its related party subordinated promissory note with MF Ventures, LLC. The Special Committee of the Board of Directors of the Company and the Board of Directors of the Company (with Eric Kelly recusing himself) unanimously approved the entry into the Purchase Agreement by the Company. The Company held a special shareholder meeting on May 31, 2018 at which the requisite shareholders of the Company approved the Share Purchase. The consummation of the Share Purchase remains subject to certain closing conditions contained in the Purchase Agreement (including Purchaser’s receipt of adequate funding to close the Share Purchase, which it has not yet secured).
On November 1, 2018, the parties entered into a second amendment to the Purchase Agreement (the “Second Amendment”), which provides, among other things, that the Purchase Price will be satisfied through and upon (i) the issuance to the Company shares of Series A Preferred Stock of Purchaser representing 19.9% of the fully diluted outstanding securities of Purchaser as of the closing of the Share Purchase (or such other percentage as mutually agreed upon by Purchaser and the Company), and (ii) the release of the Company and all of its subsidiaries (other than Overland) from all the obligations and liabilities under the Closing Indebtedness (as defined below) and assumption thereof by Purchaser. For purposes of the Purchase Agreement, as amended by the Second Amendment, “Closing Indebtedness” means the Indebtedness (as defined in the Purchase Agreement) totaling approximately $39.1 million. The value of the liabilities of the Company that will be released upon the closing is expected to be not less than $45.0 million (the amount of the Purchase Price).

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
The closing of the Share Purchase and of the other transactions contemplated by the Purchase Agreement are subject to (i) the adoption of the Purchase Agreement by the affirmative vote of the holders of (a) at least 66 2/3% of the outstanding common shares of the Company cast in person or by proxy at the special meeting of shareholders and (b) a majority of the votes cast by certain “minority shareholders” in person or by proxy at the special meeting of shareholders (the “Shareholder Approval”), both of which votes were obtained at the special shareholder meeting on May 31, 2018, and (ii) the transfer by the Company of (a) the businesses of (x) Unified ConneXions, Inc. and (y) HVE ConneXions, LLC (including the provision of information technology consulting services and hardware solutions around cloud computing, data storage and server virtualization to corporate, government, and educational institutions), and (b) the SNAP network attached storage business to a subsidiary of the Company other than Overland or a subsidiary of Overland. The closing of the Share Purchase and of the other transactions contemplated by the Purchase Agreement are also subject to various other conditions, including the parties entry into a mutually agreed upon transition services agreement, the consummation of the Financing, the absence of any order, statute, rule, regulation, executive order, decree or injunction issued by any governmental entity prohibiting the Share Purchase, the absence of a pending claim, suit, action or proceeding material claims seeking to prohibit the Share Purchase, the accuracy of the representations and warranties contained in the Purchase Agreement, compliance with the covenants and agreements contained in the Purchase Agreement in all material respects, and the absence of a material adverse effect on either the Company or Overland.
The Company has made customary representations, warranties and covenants in the Purchase Agreement, including, among others, covenants (i) to conduct its business in the ordinary course during the period between the execution of the Purchaser Agreement and the closing of the Share Purchase, (ii) not to engage in specified types of transactions during this period unless agreed to in writing by Purchaser, and (iii) subject to certain exceptions and only following the occurrence of the Contingency Termination Event (as defined below), not to solicit and negotiate other offers to purchase the Company, Overland or any or all of their assets or to withdraw, modify or qualify in a manner adverse to Purchaser the recommendation of the Board that the Company’s shareholders vote in favor of approving the Share Purchase. The Company has also agreed to indemnification provisions in favor of Purchaser that are customary for transactions of this type.
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
In addition, the Purchase Agreement contains certain other termination rights, including, following the occurrence of the Contingency Termination Event, the right of the Company to terminate the Purchase Agreement under specified circumstances to accept an unsolicited superior proposal from a third party. The Purchase Agreement provides that, following the occurrence of the Contingency Termination Event and upon termination of the Purchase Agreement by the Company under specified circumstances (including termination by the Company to accept a superior proposal) or by Purchaser under specified circumstances, a termination fee equal to the lesser of (i) $1.0 million and (ii) the amount of Purchaser’s reasonable fees and expenses in connection with the negotiation, execution and performance of the Purchase Agreement (including the amount that the Purchaser must pay or reimburse to the sources for the Financing) will be payable by the Company to the Purchaser. Such termination fee is also payable following the occurrence of the Contingency Termination Event under certain other specified circumstances set forth in the Purchase Agreement. The Purchase Agreement also provides that each party to the Purchase Agreement may compel the other party or parties thereto to specifically perform its or their obligations under the Purchase Agreement. However, if the Purchase Agreement is terminated such that the Company termination fee becomes payable, the Purchaser will be precluded from any other remedy against the Company or Overland, including expense reimbursement and specific performance. Further, if the Purchase Agreement is terminated such that the expense reimbursement becomes payable, the Purchaser will be precluded from any other remedy against the Company or Overland, including the Company termination fee and specific performance. Subject to certain exceptions and limitations, either party may terminate the Purchase Agreement if the Share Purchase is not consummated by December 17, 2018.
Additional Transaction Details; Steps to Closing
On November 1, 2018, the Company issued a press release announcing its intention to, in connection with the consummation of the Share Purchase, enter into a series of agreements in connection with the closing, including, without limitation, the agreements described below.
In connection with the closing, the Company anticipates it will adopt an amendment to its Articles of Amalgamation setting forth the rights, privileges, restrictions and conditions of a new series of non-voting preferred shares of the Company (the “Preferred Shares”) and enter into a Conversion Agreement, by and between the Company and FBC Holdings, pursuant to which $6.5 million of the outstanding principal amount of the 8% Senior Secured Convertible Debenture (“Secured Note”) (representing the principal amount not assumed as a result of the completion of the Share Purchase) will be converted into 6,500,000 Preferred Shares. Further, the Company anticipates it will enter into a Conversion and Royalty Agreement, by and among the Company, Purchaser, and FBC Holdings, pursuant to which, among other things, Purchaser will assume the obligations and liabilities of the Company with regard to $18.0 million of the Secured Note, and effective upon the execution of such Conversion and Royalty Agreement, the Company and its subsidiaries will automatically be released as obligors and guarantors under the Secured Note and any lien or security interest granted by the Company or its subsidiaries with respect to the Secured Note will automatically terminate and be released.
The Preferred Shares will (i) subject to prior shareholder approval, be convertible into the Company’s common shares, at a conversion rate equal to $1.00 per share, plus accrued and unpaid dividends, divided by an amount equal to 0.85 multiplied by a 15-day volume weighted average price per common share prior to the date the conversion notice is provided (the “Conversion Rate”), subject to a conversion price floor of $0.10, (ii) carry a cumulative preferred dividend at a rate of 8.0% of the subscription price per Preferred Share, (iii) be subject to mandatory redemption for cash at the option of the holders thereof after a two-year period, and (iv) carry a liquidation preference equal to the subscription price per Preferred Share plus any accrued and unpaid dividends.
The common shares issuable upon the conversion of the Preferred Shares may constitute more than 20% of the common shares of the Company currently outstanding and therefore the Company will seek shareholder approval for the issuance of all common shares issuable upon conversion of the Preferred Shares; provided, however, that the Company shall not seek shareholder approval unless such approval would occur after the six-month anniversary of the initial issue date of the Preferred Shares. In the event shareholder approval is not obtained, FBC Holdings and its affiliates will not be entitled to convert such Preferred Shares into common shares, but any unaffiliated transferee may convert all or any part of the Preferred Shares held by such transferee into the number of fully paid and non-assessable common shares that is equal to the number of Preferred Shares to be converted multiplied by the Conversion Rate in effect on the date of conversion; provided that, (x) after such conversion, the common shares issuable upon such conversion, together with all common shares held by such third party transferee that are or would be deemed to be aggregate under the rules of the Nasdaq Stock Market, in the aggregate would not exceed 19.9% of the total number of common shares of the Company then outstanding and (y) such conversion and issuance would not otherwise violate or cause the Company to violate the Company’s obligations under the rules or regulations of the Nasdaq Stock Market.

In connection with the closing, the Company anticipates it will also enter into an Exchange and Buy-Out Agreement, by and among the Company, FBC Holdings, Purchaser, and MF Ventures, LLC, pursuant to which, among other things, (i) the Company will grant FBC Holdings the right to exchange all or any portion of the Preferred Shares held by FBC Holdings for up to all of the SVTP Shares held by the Company, and (ii) MF Ventures, LLC and Purchaser will have a buy-out right with respect to the Preferred Shares (or, following exercise of the exchange right, the SVTP Shares) held by FBC Holdings and/or the SVTP Shares held by the Company.
Proximate to the time of the closing, the Company may seek financing from the Purchaser in an amount not expected to exceed $0.5 million, the proceeds of which would be used for the payment of certain transition expenses on or after the closing. Such financing would be evidenced by a promissory note.
Each of the foregoing transactions (other than the Second Amendment) are subject to approval by the Special Committee of the Board previously constituted for purposes of reviewing and determining whether to approve the Purchase Agreement and related matters, as well as the Board, and is subject to the entering by the Company into definitive agreements with respect thereto. The Share Purchase (including the Second Amendment), the issuance of the Preferred Shares in accordance with the Conversion Agreement, the entering into of the Conversion and Royalty Agreement, the entering into of the Exchange and Buy-Out agreement and the ancillary actions described herein including transition services or the financing of transition expenses (collectively, the “Transactions”) constitute or would constitute “related party transactions” within the meaning of Multilateral Instrument 61-101 - Protection of Minority Security Holders in Special Transactions adopted by certain of the Canadian securities regulatory authorities (“MI 61-101”), including as a result of the participation of FBC Holdings, MF Ventures, LLC, Eric Kelly and/or their respective affiliates therein. The Board has, and all directors of the Company who are independent in respect of the Transactions have, determined that: (i) the Company is in serious financial difficulty; (ii) the Transactions are designed to improve the Company’s financial position; and (iii) the Transactions are reasonable for the Company in the circumstances. Accordingly, the Company is relying on the “financial hardship” exemptions from the “minority approval” and “formal valuation” requirements contained in sections 5.5(g) and 5.7(e) of MI 61-101.
Nasdaq Listing
On May 29, 2018, the Company received a letter from the Nasdaq Listing Qualifications department of The Nasdaq Stock Market LLC (“Nasdaq”) notifying the Company that it was not in compliance with the requirement of Nasdaq Marketplace Rule 5550(a)(2) for continued inclusion on The Nasdaq Capital Market as a result of the closing bid price for the Company’s common stock being below $1.00 for 30 consecutive business days. This notification has no effect on the listing of the Company’s common shares at this time. The Nasdaq Marketplace Rules provide the Company with 180 calendar days, or until November 26, 2018, to regain compliance, which will require a closing bid price for the Company’s common stock above $1.00 for a minimum of 10 consecutive business days. If the Company does not comply with Marketplace Rule 5550(a)(2) by November 26, 2018, the Company may be eligible for additional time to demonstrate compliance with the bid price requirement. To qualify, the Company will be required to meet the continued listing requirement for market value of publicly held shares and all other initial listing standards for The Nasdaq Capital Market, with the exception of the bid price requirement, and will need to provide written notice of its intention to cure the deficiency during the second compliance period, by effecting a reverse stock split, if necessary. If the Company meets these requirements, the Company will be granted an additional 180 days or until May 27, 2019 to become compliant. If the Company does not qualify for the second compliance period or fails to regain compliance during the second 180-day period, then Nasdaq will notify the Company of its determination to delist the Company’s common shares, at which point the Company would have an opportunity to appeal the delisting determination to a Hearings Panel.

On October 31, 2018, the Company held a special meeting and passed a special resolution authorizing the filing of an amendment to the Company's articles to effect a share consolidation (also known as a reverse stock split). The Board of Directors believes that the proposed share consolidation is a potentially effective means for the Company to maintain compliance with the $1.00 minimum bid requirement and to avoid, or at least mitigate, the likely adverse consequences of our common shares being delisted from the Nasdaq Capital Market by producing the immediate effect of increasing the bid price of our common shares; however, any such effect cannot be predicted with any certainty. On October 24, 2018, the Board of Directors authorized a share consolidation of the Company’s issued and outstanding common shares at a ratio of one-for-eight, which became effective on November 5, 2018. All share and per share amounts herein have been restated for all periods presented to reflect the share consolidation.
Third Quarter of 2018 and Recent Highlights

•	On November 1, 2018, the Company entered into the Second Amendment to the Purchase Agreement. See above Overview section for additional details.

•
On October 24, 2018, the Board of Directors authorized a share consolidation of the Company’s issued and outstanding common shares at a ratio of one-for-eight, which became effective on November 5, 2018. See above Nasdaq Listing section for additional details.

•
On August 31, 2018, FBC Holdings notified the Company in writing that it was abandoning its right to convert that certain 8% Senior Secured Convertible Debenture into common shares of the Company and informed the Company that such conversion rights, and any related provisions of the convertible note, shall no longer apply and have no further force or effect.

•
On August 1, 2018, Overland, together with its subsidiary, Tandberg Data GmbH, as co-borrowers under that certain Credit Agreement dated as of April 6, 2016 (as amended from time to time, the “Credit Agreement”), with CB CA SPV, LLC (“Colbeck”), as lender, failed to make a required payment of interest due on such date. Such failure constituted an event of default as of August 6, 2018 under the Credit Agreement after expiration of a five-day cure period. On August 7, 2018, Overland received a notice from Colbeck stating that, as a result of such failure, all amounts under the Credit Agreement are immediately due and payable. The foregoing also constituted an event of default under that certain 8% Senior Secured Convertible Debenture in favor of FBC Holdings.

On August 16, 2018, the Credit Agreement was assigned from Colbeck to FBC Holdings. In connection with the assignment, the Company and Overland also received from FBC Holdings (i) a waiver of the defaults and cross-defaults under the Credit Agreement and the 8% Senior Secured Convertible Debenture, as amended from time to time, respectively, and (ii) a revocation of the demand that all amounts payable under the Credit Agreement and the 8% Senior Secured Convertible Debenture are immediately due and payable.

•
On July 23, 2018, the Company and FBC Holdings, as lender, entered into the Ninth Amendment to 8% Senior Secured Convertible Debenture, under which, among other things, the maturity date of the secured note was extended to November 19, 2018.

•
On July 23, 2018, the Company and Colbeck entered into Amendment Number Fourteen to the Credit Agreement dated April 6, 2016, as amended, under which, among other things, the maturity date of the loans under the Credit Agreement was extended to November 19, 2018.

Results of Operations
The following table sets forth certain financial data as a percentage of net revenue:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Net revenue	100.0%	100.0%	100.0%	100.0%
Cost of revenue	69.6	68.9	69.2	69.8
Gross profit	30.4	31.1	30.8	30.2
Operating expenses:
Sales and marketing	20.8	21.2	21.8	22.4
Research and development	4.4	8.3	5.6	8.7
General and administrative	23.5	22.3	24.5	23.5
	48.7	51.8	51.9	54.6
Loss from operations	(18.3)	(20.7)	(21.1)	(24.4)
Interest expense	(9.9)	(5.2)	(9.2)	(7.4)
Other (expense) income, net	(0.4)	12.2	(0.4)	3.5
Loss before income taxes	(28.6)	(13.7)	(30.7)	(28.3)
Provision for income taxes	2.0	2.3	2.1	1.6
Net loss	(30.6)%	(16.0)%	(32.8)%	(29.9)%
 A summary of the sales mix by product follows (in thousands):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2018	2017	Change	2018	2017	Change
Disk systems	$10,113	$14,144	(28.5)%	$35,947	$40,601	(11.5)%
Tape automation systems	1,680	2,491	(32.6)%	5,765	7,295	(21.0)%
Tape drives and media	2,062	2,993	(31.1)%	5,851	8,272	(29.3)%
Service	2,036	2,051	(0.7)%	6,237	6,687	(6.7)%
Total	$15,891	$21,679	(26.7)%	$53,800	$62,855	(14.4)%
The Third Quarter of 2018 Compared with The Third Quarter of 2017
Net Revenue
We had revenue of $15.9 million during the third quarter of 2018 compared to $21.7 million during the third quarter of 2017. The decrease in net revenue is a result of a decrease in product revenue of $5.8 million primarily due a $4.0 million decrease in disk systems revenue primarily from our RDX product line and HVE product line, and a $1.7 million decrease in tape automation and tape drives and media. The overall decrease in net revenue is primarily due to an increase of approximately $5.7 million of backlog at the end of the third quarter of 2018 compared with the third quarter of 2017 primarily due to the inability to acquire, on a timely basis, adequate supply of product to meet customer demand within the quarter. Original equipment manufacturer (“OEM”) net revenue accounted for 19.9% and 18.0% of net revenue during the third quarter of 2018 and 2017, respectively.

Product Revenue
Net product revenue decreased to $13.9 million during the third quarter of 2018 from $19.6 million during the third quarter of 2017, a decrease of $5.7 million. Revenue from disk systems decreased by $4.0 million due to decreases primarily from our RDX and HVE product lines, and revenue from tape automation and tape drives and media decreased by $1.7 million due to lower tape automation and tape drives and media revenue due to lower tape media sales volume.
Service Revenue
Net service revenue was $2.0 million during the third quarter of 2018 compared to $2.1 million during the third quarter of 2017.
Gross Profit
Gross profit and margin were as follows (in thousands, unless otherwise noted):

	Three Months Ended September 30,
	2018	2017	Change
Gross profit	4,835	6,733	(28.2)%
Gross margin	30.4%	31.1%	(0.7	)pt
Gross profit - product	4,067	5,994	(32.1)%
Gross margin - product	29.4%	30.5%	(1.1	)pt
Gross profit - service	768	739	3.9%
Gross margin - service	37.7%	36.0%	1.7	pt
In the third quarter of 2018, gross profit for product decreased primarily due to decreased sales volume of our RDX product line which have higher profit margins.
Operating Expenses
Sales and Marketing Expense
Sales and marketing expenses were $3.3 million and $4.6 million for the third quarter of 2018 and 2017, respectively. The decrease of $1.3 million was primarily due to a decrease of $0.7 million in employee and related expenses associated with a lower average headcount, and a $0.5 million decrease in share-based compensation.
Research and Development Expense
Research and development expenses were $0.7 million and $1.8 million for the third quarter of 2018 and 2017, respectively. The decrease of $1.1 million was primarily due to a decrease of $0.8 million in employee and related expenses associated with a lower average headcount, and a $0.3 million decrease in share-based compensation.
General and Administrative Expense
General and administrative expenses were $3.7 million and $4.8 million for the third quarter of 2018 and 2017, respectively. The decrease of $1.1 million was primarily due to decreases of $0.8 million in share-based compensation expense, $0.5 million in amortization of intangible assets, and $0.4 million in employee and related expenses, offset by a $0.6 million increase in legal and transaction costs primarily related to the share purchase agreement entered into in February 2018.

Non-Operating Expenses
Interest Expense
Interest expense was $1.6 million and $1.1 million for the third quarter of 2018 and 2017, respectively. The increase was primarily related to an increase in amortization of debt costs of $0.2 million and interest expense related to the related party debt agreement entered into in December 2017.
Other (Expense) Income, Net.
Other (expense) income, net, in the third quarter of 2018 and 2017 was $0.1 million expense, net, and $2.6 million of income, net, respectively. The expense, net, in the third quarter of 2018 was primarily related to realized foreign currency losses. The income, net, in the third quarter of 2017, related to a $2.3 million gain on revaluation of warrants and approximately $0.4 million in realized foreign currency gains.
Foreign Currency Risk
We conduct business on a global basis and a significant portion of our sales in international markets are not denominated in U.S. dollars. Our wholly-owned foreign subsidiaries incur costs that are denominated in local currencies. As exchange rates vary, these results may vary from expectations when translated into U.S. dollars, which could adversely impact overall expected results. The effect of exchange rate fluctuations on our results of operations resulted in a loss of $0.2 million and a gain of $0.4 million in the third quarter of 2018 and 2017, respectively.
The First Nine Months of 2018 Compared with the First Nine Months of 2017
Net Revenue
We had revenue of $53.8 million during the first nine months of 2018 compared to $62.9 million during the first nine months of 2017. The decrease in net revenue is a result of a decrease in product revenue of $8.6 million primarily due a decrease of sales units for disk systems from our RDX and HVE product lines, and a decrease in service revenue of $0.4 million. The overall decrease in net revenue is primarily due to an increase of approximately $5.7 million of backlog at the end of the third quarter of 2018 compared with the third quarter of 2017 primarily due to the inability to acquire, on a timely basis, adequate supply of product to meet customer demand within the quarter. OEM net revenue accounted for 19.6% and 16.9% of net revenue during the first nine months of 2018 and 2017, respectively.
Product Revenue
Net product revenue decreased to $47.6 million during the first nine months of 2018 from $56.2 million during the first nine months of 2017, a decrease of $8.6 million. Revenue from disk systems decreased by $4.7 million primarily related to a $3.1 million decrease in our HVE product line related to a transaction in the first quarter of 2017 that did not recur in the first nine months of 2018, and a decrease of $0.7 million in our RDX product line. In addition, there was a $4.0 million decrease in tape automation, and tape drives and media revenue related to lower tape media sales volume.
Service Revenue
Net service revenue decreased to $6.2 million during the first nine months of 2018 from $6.7 million during the first nine months of 2017. The decrease was due to a decrease in virtualization and extended service contracts related to tape automation product sales.

Gross Profit
Gross profit and margin were as follows (in thousands, unless otherwise noted):

	Nine Months Ended September 30,
	2018	2017	Change
Gross profit	16,566	18,951	(12.6)%
Gross margin	30.8%	30.2%	0.6	pt
Gross profit - product	13,384	15,145	(11.6)%
Gross margin - product	28.1%	27.0%	1.1	pt
Gross profit - service	3,182	3,806	(16.4)%
Gross margin - service	51.0%	56.9%	(5.9	)pt
In the first nine months of 2018, gross profit for product decreased primarily due to decreased sales volume of our RDX product line which have higher profit margins. In the first nine months of 2018, gross profit for service decreased primarily due to a decrease in extended service contracts related to virtualization and tape automation product sales.
Operating Expenses
Sales and Marketing Expense
Sales and marketing expenses were $11.7 million and $14.1 million for the first nine months of 2018 and 2017, respectively. The decrease of $2.4 million was primarily due to a decrease of $1.6 million in employee and related expenses associated with a lower average headcount, and a $1.3 million decrease in share-based compensation, offset by a $0.5 million increase in strategic marketing and outside contractor fees.
Research and Development Expense
Research and development expenses were $3.0 million and $5.5 million for the first nine months of 2018 and 2017, respectively. The decrease of $2.5 million was primarily due to a decrease of $1.4 million in employee and related expenses associated with a lower average headcount, and a $0.9 million decrease in share-based compensation.
General and Administrative Expense
General and administrative expenses were $13.2 million and $14.7 million for the first nine months of 2018 and 2017, respectively. The decrease of $1.5 million was primarily due to decreases of $1.7 million in share-based compensation expense, $0.9 million in employee related expenses, and $1.1 million in amortization of intangible assets, offset by a $2.2 million increase in legal and transaction costs related to the share purchase agreement entered into in February 2018.
Non-Operating Expenses
Interest Expense
Interest expense was $5.0 million and $4.7 million for the first nine months of 2018 and 2017, respectively. The increase in interest expense was primarily related to an increase in the interest rates on our term loan and revolving loan.
Other (Expense) Income, Net.
Other (expense) income, net, in the first nine months of 2018 and 2017 was $0.2 million expense, net, and $2.2 million income, net, respectively. In the first nine months of 2018, other expense, net, primarily related to realized foreign currency loss of $0.6 million, offset by a gain on the revaluation of warrants of $0.3 million. In the first nine months of 2017, other income, net, was primarily related to a gain on the revaluation of warrants of $2.5 million and realized foreign currency gains of $0.8 million, which was offset by a $1.1 million loss from the revaluation of our investment in connection with our January 2017 acquisition.

Foreign Currency Risk
We conduct business on a global basis and a significant portion of our sales in international markets are not denominated in U.S. dollars. Our wholly-owned foreign subsidiaries incur costs that are denominated in local currencies. As exchange rates vary, these results may vary from expectations when translated into U.S. dollars, which could adversely impact overall expected results. The effect of exchange rate fluctuations on our results of operations resulted in a loss of $0.6 million in the first nine months of 2018 and a $0.8 million gain in the first nine months of 2017.
Liquidity and Capital Resources
We have recurring losses from operations and a net working capital deficiency. Our primary source of cash flow is generated from sales of our disk and tape automation systems. We have financed our operations through gross proceeds from private sales of equity securities and with borrowings under our credit facilities. At September 30, 2018, we had cash of $2.1 million compared to cash of $4.6 million at December 31, 2017. As of September 30, 2018, we had a working capital deficit of $49.2 million, reflecting a decrease in current assets of $7.3 million and an increase in current liabilities of $0.3 million compared to December 31, 2017. Cash management and preservation continue to be a top priority. We expect to incur negative operating cash flows as we work to maintain and increase our sales volume, and maintain operational efficiencies.
On February 20, 2018, the Company and SVTP entered into a share purchase agreement, pursuant to which, among other things, and subject to certain closing conditions, the Company will sell to SVTP all of the issued and outstanding shares of capital stock of Overland for $45.0 million. As previously announced, the net proceeds were to be used to repay: (i) the Company’s outstanding obligations under its Credit Agreement with FBC Holdings; (ii) its outstanding obligations under the related party secured note with FBC Holdings; and (iii) its related party subordinated promissory note with MF Ventures, LLC.
On November 1, 2018, the parties entered into the Second Amendment, which provides, among other things, that the purchase price will be satisfied through and upon (i) the issuance to the Company shares of Series A Preferred Stock of SVTP representing 19.9% of the fully diluted outstanding securities of SVTP as of the closing of the Share Purchase (or such other percentage as mutually agreed upon by Purchaser and the Company), and (ii) the release of the Company and all of its subsidiaries (other than Overland) from all the obligations and liabilities totaling approximately $39.1 million and assumption thereof by SVTP. See above Overview section for additional details.
Management has projected that cash on hand will not be sufficient to allow the Company to continue operations beyond November 19, 2018 if the Company is unable to amend, refinance, or pay off its debt and credit facilities prior to their November 19, 2018 maturity date. In February 2018, the Company entered into the Purchase Agreement. If the transactions contemplated by the Purchase Agreement are consummated, the Company expects the outstanding debt and credit facilities to be settled. The Company held a special shareholder meeting on May 31, 2018 at which the Share Purchase was approved by the requisite shareholders of the Company. The consummation of the Share Purchase remains subject to certain closing conditions contained in the Purchase Agreement (including Purchaser’s receipt of adequate funding to close the Share Purchase, which it has not yet secured). There can be no guarantee that we will be able to raise additional funds or amend or refinance our debt and credit facilities on favorable terms or at all, nor can there be any guarantee that the Share Purchase will ultimately be consummated. Significant changes from the Company’s current forecasts, including but not limited to: (i) any delay in the closing of the Share Purchase promptly and in any event before its debt with FBC Holdings and/or MF Ventures, LLC becomes due (including as a result of the failure of the Purchaser to obtain funding adequate to pay the Purchase Price, or the failure to satisfy certain closing conditions); (ii) failure to comply with the financial or other covenants in its credit facilities; (iii) shortfalls from projected sales levels; (iv) unexpected increases in product costs; (v) increases in operating costs; (vi) changes in the historical timing of collecting accounts receivable; and (vii) inability to maintain compliance with the requirements of the NASDAQ Capital Market and/or inability to maintain listing with the NASDAQ Capital Market could have a material adverse impact on the Company’s ability to access the level of funding necessary to continue its operations at current levels. If any of these events occurs or the Company is unable to generate sufficient cash from operations or financing sources, the Company may be forced to liquidate assets where possible and/or curtail, suspend or cease planned programs or operations generally or seek bankruptcy protection or be subject to an involuntary bankruptcy petition, any, which would have a material adverse effect on the Company’s business, results of operations, financial position and liquidity.

As a result of our recurring losses from operations and negative cash flows, the report from our independent registered public accounting firm regarding our consolidated financial statements for the year ended December 31, 2017 includes an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern.
Default, Assignment and Waiver Under Credit and Debt Facilities
On August 1, 2018, Overland, together with its subsidiary, Tandberg Data GmbH, as co-borrowers under the Credit Agreement, with Colbeck, as lender, failed to make a required payment of interest due on such date. Such failure constituted an event of default as of August 6, 2018 under the Credit Agreement after expiration of a five-day cure period. On August 7, 2018, Overland received a notice from Colbeck stating that, as a result of such failure, all amounts under the Credit Agreement are immediately due and payable. The foregoing also constituted an event of default under that certain 8% Senior Secured Convertible Debenture in favor of FBC Holdings (and together with Colbeck, the “Lenders”). On August 16, 2018, the Credit Agreement was assigned from Colbeck to FBC Holdings. In connection with the assignment, the Company and Overland also received from FBC Holdings (i) a waiver of the defaults and cross-defaults under the Credit Agreement and the 8% Senior Secured Convertible Debenture, as amended from time to time, respectively, and (ii) a revocation of the demand that all amounts payable under the Credit Agreement and the 8% Senior Secured Convertible Debenture are immediately due and payable. As part of the waiver, accrued interest through August 15, 2018 on the Credit Agreement was paid in kind by increasing the principal amount of the term loan and revolving loan by $0.2 million and $0.1 million, respectively.
As of September 30, 2018, our outstanding debt balance was as follows (in thousands):

	Maturity Date	Interest Rate	Amount Outstanding
Secured note, related party	11/19/2018	8.0%	$24,500
Term loan, related party	11/19/2018	13.25%	$10,538
Revolving loan, related party	11/19/2018	13.25%	$8,334
Subordinated promissory note, related party	11/19/2018	12.5%	$2,212
In March 2018, the Company and FBC Holdings entered into an amendment to the convertible note which, among other things, altered the schedule for interest payments under the FBC Holdings Debenture by providing for future accrued interest to be paid twice monthly rather than semi-annually, which was then subsequently modified to accrued interest to be paid at maturity. In partial consideration for the extension, the Company paid, in shares of common stock, to FBC Holdings a fee of $0.7 million. In July 2018, the Company and FBC Holdings entered into an amendment to the convertible note under which the maturity date was extended to November 19, 2018. In addition, the Company must satisfy certain milestones which the failure to comply therewith would constitute an event of default under the convertible note. In August 2018, FBC Holdings notified the Company in writing that it was abandoning its right to convert the convertible note into common shares of the Company and informed the Company that such conversion rights, and any related provisions of the convertible note, shall no longer apply and have no further force or effect. As such, the convertible note is now disclosed as a secured note.
In June 2018, the Company’s outstanding Credit Agreement with Opus Bank was assumed by Colbeck. In June 2018, the Company and Colbeck entered into Amendment Number Twelve to the Credit Agreement under which, among other things, the interest rate applicable to the obligations under the Credit Agreement was changed from 8.25% to 13.25%. In consideration for the amendment, the Company incurred a fee of $0.4 million on July 13, 2018, which was added to the outstanding principal amount of the term loan. In July 2018, the Company and Colbeck entered into Amendment Number Fourteen to the Credit Agreement under which, among other things, (i) the maturity date of the loans owing to Colbeck under the Credit Agreement was extended to November 19, 2018, and (ii) the Company must satisfy certain milestones which the failure to comply therewith would constitute an event of default under the Credit Agreement.
All debt and credit facilities are denominated in U.S. dollars. Our debt and credit facilities contain standard borrowing conditions and can be recalled by the lenders if certain conditions are not met.

The following table shows a summary of our cash flows (used in) provided by operating activities, investing activities and financing activities (in thousands):

	Nine Months Ended September 30,
	2018	2017
Net cash used in operating activities	$(4,210)	$(8,633)
Net cash used in investing activities	$(55)	$(1,166)
Net cash provided by financing activities	$1,754	$8,476
The use of cash during the first nine months of 2018 was primarily a result of our net loss of $17.7 million, offset by $7.0 million in non-cash items, which included share-based compensation, depreciation and amortization, amortization of debt issuance costs, payment in-kind interest expense, and fair value adjustment of warrants.
During the first nine months of 2017, net cash used in investing activities was primarily related to our January 2017 acquisition.
During the first nine months of 2018, we received $1.9 million in net proceeds from the issuance of common shares and warrants and made $0.2 million of payments on our related party debt. During the first nine months of 2017, we received $10.2 million in net proceeds from the issuance of common shares and warrants, offset by $1.7 million of payments on our related party debt.
Off-Balance Sheet Information
During the ordinary course of business, we may provide standby letters of credit to third parties as required for certain transactions initiated by us. As of September 30, 2018, we had no standby letters of credit outstanding.
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

Foreign Currency Risk. We conduct business on a global basis and a significant portion of our sales in international markets are not denominated in U.S. dollars. Export sales represent a significant portion of our sales and are expected to continue to represent a significant portion of sales. Purchase contracts are typically in U.S. dollars. In addition, our wholly-owned foreign subsidiaries incur costs that are denominated in local currencies. As exchange rates vary, these results may vary from expectations when translated into U.S. dollars, which could adversely impact overall expected results. Such transactions resulted in a loss of $0.2 million and $0.6 million in three and nine months ended September 30, 2018 and 2017, respectively, and a gain of $0.4 million and $0.8 million in the three and nine months ended September 30, 2017, respectively.
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
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the three months ended September 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

In March 2018, UD Trust filed a complaint in U.S. District Court, Northern California District (“California Complaint”) asserting that two transactions involving the Company constitute fraudulent transfers under federal and state law. First, UD Trust alleges that the consolidation of the Company’s and its subsidiaries’ indebtedness to the Cyrus Group into a debenture between FBC and the Company in the principal amount of $19.5 million in December 2014 constitutes a fraudulent transfer. Second, UD Trust alleges that the Share Purchase Agreement constitutes a fraudulent transfer, and seeks to enjoin the Share Purchase or that the proceeds of the transaction be placed in escrow until the V3 litigation is resolved. The California Complaint also asserts a claim against the Company’s CEO for breach of fiduciary duty, and a claim against the Cyrus Group for aiding and abetting breach of fiduciary duty. We believe the lawsuit to be without merit and intend to vigorously defend against the action. On July 25, 2018, we filed a motion seeking to dismiss all of the claims asserted against the Company and its CEO. On the same day, the Cyrus Group filed a motion seeking to dismiss all claims asserted against the Cyrus Group.

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
Risks Related to our Debt and Credit Facilities and our Liquidity
Our Credit Agreement matures on the earlier of the maturity date in the 8% Senior Secured Convertible Debenture, or November 19, 2018. If we are unable to refinance or amend our debt and credit facilities before their maturity date, we may be forced to liquidate assets and/or curtail or cease operations.
On August 1, 2018, Overland Storage, Inc., a wholly-owned subsidiary of the Company (“Overland”), together with its subsidiary, Tandberg Data GmbH, as co-borrowers under that certain Credit Agreement dated as of April 6, 2016 (as amended from time to time, the “Credit Agreement”), with CB CA SPV, LLC (“Colbeck”), as lender, failed to make a required payment of interest due on such date. Such failure constituted an event of default as of August 6, 2018 under the Credit Agreement after expiration of a five-day cure period. On August 7, 2018, Overland received a notice from Colbeck stating that, as a result of such failure, all amounts under the Credit Agreement are immediately due and payable. The foregoing also constituted an event of default under that certain 8% Senior Secured Convertible Debenture in favor of FBC Holdings, S.à r.l (“FBC Holdings” and together with Colbeck, the “Lenders”). On August 16, 2018, the Credit Agreement was assigned from Colbeck to FBC Holdings. In connection with the assignment, the Company and Overland also received from FBC Holdings (i) a waiver of the defaults and cross-defaults under the Credit Agreement and the 8% Senior Secured Convertible Debenture, as amended from time to time, respectively, and (ii) a revocation of the demand that all amounts payable under the Credit Agreement and the 8% Senior Secured Convertible Debenture are immediately due and payable.
The debt facilities under the Credit Agreement mature on the earliest of (a) the maturity date in the Convertible Note, (b) November 19, 2018 or (c) such earlier date upon which the obligations may be accelerated in accordance with terms of the Credit Agreement. We will need to raise additional funds and/or amend or refinance our credit facility in order to satisfy our obligations under the Credit Agreement. In addition, upon the occurrence of certain events of default under the Credit Agreement, FBC Holdings may elect to declare all amounts outstanding to be immediately due and payable and terminate all commitments to extend further credit. In February 2018, the Company entered into the Purchase Agreement. If the transactions contemplated by the Purchase Agreement are consummated, the Company expects the outstanding debt and credit facilities to be settled. The consummation of the Share Purchase remains subject to certain closing conditions contained in the Purchase Agreement (including Purchaser’s receipt of adequate funding to close the Share Purchase, which it has not yet secured). There can be no guarantee that we will be able to raise additional funds or amend or refinance our debt and credit facilities on favorable terms or at all, nor can there be any guarantee that the Share Purchase will be consummated.
If we are unable to amend or refinance our debt and credit facilities, the Share Purchase is not timely consummated or the Company is unable to generate sufficient cash from operations or financing sources, the Company may be forced to liquidate assets where possible and/or curtail, suspend or cease planned programs or operations generally or seek bankruptcy protection or be subject to an involuntary bankruptcy petition, any of which would have a material adverse effect on the Company’s business, results of operations, financial position and liquidity.

Our cash and other sources of liquidity will not be sufficient to fund our operations beyond November 19, 2018. If we raise additional funding through sales of equity or equity-based securities, your shares will be diluted. If we need additional funding for operations and we are unable to raise it, we may be forced to liquidate assets and/or curtail or cease operations or seek bankruptcy protection or be subject to an involuntary bankruptcy petition.
Management has projected that cash on hand will not be sufficient to allow the Company to continue operations beyond November 19, 2018 if the Company is unable to amend, refinance, or pay off its debt and credit facilities. There can be no guarantee that the Company will be able to otherwise remain in compliance with its obligations under such facilities or to amend or refinance these facilities prior to their November 19, 2018 maturity date, or to raise the funding required to do so, whether through the Share Purchase described below or otherwise.
In February 2018, the Company entered into the Purchase Agreement. If the transactions contemplated by the Purchase Agreement are consummated, the Company expects the outstanding debt and credit facilities to be settled. The consummation of the Share Purchase remains subject to certain closing conditions contained in the Purchase Agreement (including Purchaser’s receipt of adequate funding to close the Share Purchase, which it has not yet secured). There can be no guarantee that we will be able to raise additional funds or amend or refinance our debt and credit facilities on favorable terms or at all, nor can there be any guarantee that the Share Purchase will ultimately be consummated. Significant changes from the Company’s current forecasts, including but not limited to: (i) any delay in the closing of the Share Purchase promptly and in any event before its debt with FBC Holdings and/or MF Ventures, LLC becomes due (including as a result of the failure of the Purchaser to obtain funding adequate to pay the Purchase Price, or the failure to satisfy certain closing conditions); (ii) failure to comply with the financial covenants in its credit facilities; (iii) shortfalls from projected sales levels; (iv) unexpected increases in product costs; (v) increases in operating costs; (vi) changes in the historical timing of collecting accounts receivable; and (vii) inability to maintain compliance with the requirements of the NASDAQ Capital Market and/or inability to maintain listing with the NASDAQ Capital Market could have a material adverse impact on the Company’s ability to access the level of funding necessary to continue its operations at current levels. If any of these events occurs or the Company is unable to generate sufficient cash from operations or financing sources, the Company may be forced to liquidate assets where possible and/or curtail, suspend or cease planned programs or operations generally or seek bankruptcy protection or be subject to an involuntary bankruptcy petition, any of, which would have a material adverse effect on the Company’s business, results of operations, financial position and liquidity.
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
On February 20, 2018, we, Overland, and Silicon Valley Technology Partners Inc. (formerly known as Silicon Valley Technology Partners LLC), a Delaware corporation established and controlled by Eric Kelly, our Chief Executive Officer and Chairman of the Board of Directors (the “Purchaser”) entered into a share purchase agreement (as amended by that certain First Amendment to Share Purchase Agreement dated as of August 21, 2018 and as further amended by that certain Second Amendment to Share Purchase Agreement dated as of November 1, 2018, (the “Purchase Agreement”), under which, subject to the terms and conditions of the Purchase Agreement, the Company will sell to Purchaser all of the issued and outstanding shares of capital stock of Overland for $45.0 million (the “Share Purchase”). The consummation of the Share Purchase is subject to certain customary conditions. A number of the conditions are not within the control of us, Overland, or Purchaser, and it is possible that such conditions may prevent, delay or otherwise materially adversely affect the completion of the Share Purchase. These conditions include, among others (i) the Purchaser’s securing of adequate financing to fund the purchase price, (ii) the transfer by the Company of (a) the businesses of (x) Unified ConneXions, Inc. and (y) HVE ConneXions, LLC (including the provision of information technology consulting services and hardware solutions around cloud computing, data storage and server virtualization to corporate, government, and educational institutions), and (b) the SNAP network attached storage business to a subsidiary of the Company other than Overland or a subsidiary of Overland, and (iii) other customary closing conditions, including (among others) (a) the accuracy of each party’s representation and warrants, (b) each party’s performance in all material respects with its obligations under the Purchase Agreement, and (c) the absence of a material adverse effect on the Company (as defined in the Purchase Agreement).The Company cannot predict with certainty, whether and when any of the required closing conditions will be satisfied or if another uncertainty may arise. If an event occurs that delays or prevents the Share Purchase, such delay or failure to complete the Share Purchase may cause uncertainty or other negative consequences that may materially and adversely affect the Company’s business, financial condition and results of operations and, to the extent that the current price of the Company’s common stock reflects an assumption that the Share Purchase will be completed, the price per share for the Company’s common stock.
If we fail to complete the Share Purchase, we will be required to seek financing to pay off our existing secured debt, satisfy our other liabilities, pay our transaction expenses and continue our operations as a going concern.
If we do not complete the Share Purchase, we will continue to face challenges and uncertainties in our ability to repay the outstanding obligations due under the Credit Agreement with FBC Holdings and the outstanding obligations under the $24.5 million convertible note with FBC Holdings, which are both scheduled to mature November 19, 2018. Accordingly, the Company may need to raise additional capital through debt or equity financings before, at or around the time of the closing of the Share Purchase, failing which the Company may not be able to continue to operate as a going concern.
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
On October 31, 2018, the Company held a special meeting and passed a special resolution authorizing the filing of an amendment to the Company's articles to effect a share consolidation (also known as a reverse stock split). The Board of Directors believes that the proposed share consolidation is a potentially effective means for the Company to maintain compliance with the $1.00 minimum bid requirement and to avoid, or at least mitigate, the likely adverse consequences of our common shares being delisted from the Nasdaq Capital Market by producing the immediate effect of increasing the bid price of our common shares; however, any such effect cannot be predicted with any certainty. On October 24, 2018, the Board of Directors authorized a share consolidation (also known as a reverse stock split) of the Company’s issued and outstanding common shares at a ratio of one-for-eight, which became effective on November 5, 2018.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
None.
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
None.

Item 6. Exhibits.

Exhibit		Filed	Incorporated by Reference
Number	Description	Herewith	Form	File No.	Date Filed

1.1	Underwriting Agreement, dated April 13, 2018 by and among the Company and the several underwriters named in Schedule I thereto		8-K	001-36532	4/17/2018

2.1	Amendment to Share Purchase Agreement by and among the Company. Overland Storage, Inc. and Silicon Valley Technology Partners, Inc. dated as of August 21, 2018		8-K	001-36532	8/21/2018

2.2	Second Amendment to Share Purchase Agreement by and among the Company, Overland Storage, Inc., and Silicon Valley Technology Partners, Inc. dated as of November 1, 2018		8-K	001-36532	11/2/2018

3.1	Certificate and Articles of Amalgamation		6-K	001-36532	3/25/2015

3.2	Certificate of Amendment to the Articles of Amalgamation of the Company		6-K	001-36532	7/17/2017

3.3	Certificate of Amendment to the Articles of Amalgamation of the Company		8-K	001-36532	10/2/2018

3.4	Certificate of Amendment to the Articles of Amalgamation of the Company		8-K	001-36532	10/5/2018

3.5	By-Law No. 1, as Amended		6-K	001-36532	7/17/2017

3.6	By-Law No. 2		6-K	001-36532	5/12/2017

10.1	Amendment Number Thirteen to Credit Agreement dated July 13, 2018 between Overland Storage, Inc., Tandberg Data Gmbh and CB CA SPV, LLC		10-Q	001-36532	8/14/2018

10.2	Eighth Amendment to 8% Senior Secured Convertible Debenture dated July 13, 2018 between the Company and FBC Holdings S.A.R.L.		10-Q	001-36532	8/14/2018

10.3	Amendment Number Fourteen to Credit Agreement dated July 23, 2018 between Overland Storage, Inc., Tandberg Data Gmbh and CB CA SPV, LLC		10-Q	001-36532	8/14/2018

10.4	Ninth Amendment to 8% Senior Secured Convertible Debenture dated July 23, 2018 between the Company and FBC Holdings S.A.R.L.		10-Q	001-36532	8/14/2018

10.5	Assignment and Acceptance effective August 16, 2018 between Overland Storage, Inc., Tandberg Data Gmbh, CB CA SPV, LLC and FBC Holdings S.A.R.L.	X

10.6	Default Waiver for Credit Agreement dated August 16, 2018 between Overland Storage, Inc., Tandberg Data Gmbh, and FBC Holdings S.A.R.L.	X

31.1	Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

31.2	Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

Exhibit		Filed	Incorporated by Reference
Number	Description	Herewith	Form	File No.	Date Filed
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

101.INS	XBRL Instance Document	X

101.SCH	XBRL Taxonomy Extension Schema	X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase	X

101.DEF	XBRL Taxonomy Extension Definition Linkbase	X

101.LAB	XBRL Taxonomy Extension Label Linkbase	X

101.PRE	XBRL Taxonomy Presentation Linkbase	X

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Sphere 3D Corp.

Date:	November 7, 2018	By:	/s/ Kurt L. Kalbfleisch
Kurt L. Kalbfleisch Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)