Form 10-K
period 2018-12-31
Sphere 3D Corp
filed 2019-04-01
CIK 1591956

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2018
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
Large accelerated filer ☐             Accelerated filer ☐
Non-accelerated filer ☐                 Smaller reporting company ☒
(Do not check if a smaller reporting company)    Emerging growth company ☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2018 was approximately $5.0 million. Shares of common stock held by each officer and director and by each person who is known to own 10% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates of the registrant. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
As of March 20, 2019, there were 2,258,071 shares of the registrant’s common stock outstanding.

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
Item 1. Business
Sphere 3D provides solutions for standalone storage and technologies that converge the traditional silos of compute, storage and network into one integrated hyper-converged or converged solution. We provide enterprise storage management solutions, and the ability to connect to public cloud services such as Microsoft Azure for additional delivery options and hybrid cloud capabilities. Our solutions are tightly integrated and include a patented portfolio for operating systems for storage, proprietary virtual desktop orchestration software, and proprietary application container software. Our software, combined with commodity x86 servers, or purpose built appliances, deliver solutions designed to provide application mobility, security, data integrity and simplified management. These solutions can be deployed through a public, private or hybrid cloud and are delivered through a global reseller network and professional services organization. We have a portfolio of brands including SnapServer®, HVE ConneXions and UCX ConneXions, dedicated to helping customers achieve their IT goals. In November 2018, we divested ourselves of Overland Storage, Inc. and its subsidiaries and affiliated product portfolio for both long term archive as well as the RDX removable disk product portfolio. We undertook this divestiture in order to facilitate the elimination of secured debt and to allow us to focus greater resources to our converged and hyper-converged product portfolio.

Discontinued Operations
On February 20, 2018, the Company, Overland Storage, Inc., a California corporation and a wholly owned subsidiary of the Company at such time (“Overland”), and Silicon Valley Technology Partners, Inc. (formerly Silicon Valley Technology Partners LLC) (“SVTP”), a Delaware corporation established by Eric Kelly, the Company’s former Chief Executive Officer and Chairman of the Board of Directors, entered into a share purchase agreement (as amended by that certain First Amendment to Share Purchase Agreement dated August 21, 2018, and as further amended by that certain Second Amendment to Share Purchase Agreement dated November 1, 2018, the “Purchase Agreement”), pursuant to which the Company agreed to sell to SVTP all of the issued and outstanding shares of capital stock of Overland.
On November 13, 2018, pursuant the Purchase Agreement, the Company sold to SVTP all of the issued and outstanding shares of capital stock of Overland in consideration for (i) the issuance to the Company of shares of Series A Preferred Stock of SVTP representing 19.9% of the outstanding shares of capital stock of SVTP as of the closing with a value of $2.1 million, (ii) the release of the Company from outstanding debt obligations totaling $41.7 million assumed by SVTP, and (iii) $1.0 million in cash proceeds from SVTP.
In connection with the closing of the Purchase Agreement, we filed an articles of amendment to our articles of amalgamation setting forth the rights, privileges, restrictions and conditions of a new series of non-voting preferred shares of the Company (the “Series A Preferred Shares”) and entered into a Conversion Agreement, by and between the Company and FBC Holdings, pursuant to which $6.5 million of the Company’s outstanding secured debt was converted into 6,500,000 Series A redeemable Preferred Shares (the “Preferred Shares”).
The full text of the Purchase Agreement is filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on February 21, 2018, the full text of the First Amendment to Share Purchase Agreement is filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on August 21, 2018, and the full text of the Second Amendment to Share Purchase Agreement is filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on November 2, 2018.
Warrant Exchange Agreement
On March 16, 2018, the Company entered into warrant exchange agreements, in a privately negotiated exchange under Section 4(a)(2) of the Securities Act of 1933, as amended, pursuant to which the Company issued 178,875 common shares in exchange for the surrender and cancellation of the Company’s outstanding March 24, 2017 warrants (the “Exchange”). Immediately after the Exchange, the previously issued warrants became null and void. MF Ventures, LLC, a related party, participated in the Exchange by acquiring 37,500 common shares in exchange for a warrant to purchase 34,091 common shares.
Reverse Stock Split
On October 24, 2018, the Board of Directors of the Company authorized a share consolidation (also known as a reverse stock split) of the Company’s issued and outstanding common shares at a ratio of 1-for-8, which became effective on November 5, 2018. All share and per share amounts in the accompanying consolidated financial statements and the notes thereto have been restated for all periods to reflect the share consolidation.
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

UCX and HVE Acquisition
In January 2017, we completed our acquisition of all of the outstanding equity interests of UCX and HVE (the “January 2017 acquisition”). UCX and HVE provide information technology consulting services and hardware solutions around cloud computing, data storage and server virtualization to corporate, government, and educational institutions primarily in the southern central United States. By adding UCX’s products, technologies, professional services and engineering talent, and HVE’s engineering and virtualization expertise, we believe we can now focus our efforts on expanding our virtualization offerings as well as enhance our ability to support the delivery of hybrid cloud solutions to customers.
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
Products and Service
Disk Systems
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

•
The HVE-STACK high density server provides the computer and storage appliance for the data center and is ideal for high performance computing (“HPC”), cloud computing and virtual desktop infrastructure (“VDI”). The modular design and swappable components include hard drives and power supplies intended to improve the efficiency of data center deployment.

•
The HVE-VELOCITY High Availability Dual Enclosure storage area network (“SAN”) provides data reliability and integrity for optimal data storage, protection and recovery. It also provides a unified network attached storage (“NAS”) and SAN solution with thin provisioning, compression and deduplication. The HVE-VELOCITY platform is designed to eliminate single points of failure. The 12GSAS SSD design allows for faster access to data. It is optimized for mission-critical, enterprise-level storage applications.

•
The HVE 3DGFX is a VDI solution that offers hardware and software technologies to provide an appliance that can handle from eight to up to 128 high demand users in a single 2U appliance. The HVE 3DGFX was designed and engineered as a purpose-built solution based upon the MSRP engineering approach.

G-Series Appliance and G-Series Cloud
The G-Series appliance powered by Glassware containerization technology is designed to simplify Windows application migration and to enable access from any device including Macintosh, Windows, iOS, Chrome OS, and Android. The G-Series appliance is optimized for simplicity, flexibility and scalability. Through Glassware, a Microsoft Windows® based container technology, organizations looking to migrate applications to the cloud can quickly deploy a solution for virtualizing 16-bit, 32-bit, or 64-bit applications with their native functionality intact. For the provisioning of a 16-bit application to the G-Series appliance, users will often require advanced technical skills to set-up the application, or can contract professional services from the Company, or one of our certified system integrators. End users can access the containerized applications from cloud-connected devices (iOS, Android or Windows), through a lightweight downloadable app or simply from a browser. The G-Series appliance is designed to eliminate the complex tasks of designing, implementing, and maintaining application hosting environments and provides improved application session density and scale when compared to traditional hypervisor-based virtualization solutions.

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
Glassware Open Virtual Appliance and Open Virtual Format
Our most recent version of Glassware is compatible with the Open Virtual Appliance (“OVA”) and Open Virtual Format (“OVF”) open standards, supporting deployments of existing VMWare environments. Similar to the G-Series Cloud offering, OVA and OVF versions were developed to provide access to a virtual appliance from within VMWare virtual machines. While Glassware is not open source software, OVA and OVF open standards are supported for deployment. All Glassware products are delivered with a user interface allowing quick application deployments and integration with existing work flows and technologies.
SnapServer® Network Attached Storage Solutions
Our SnapServer® solutions are a platform for primary or nearline storage, and deliver stability and integration with Windows®, UNIX/Linux, and Macintosh environments. For virtual servers and database applications, the SnapServer® family supports iSCSI block-level access with Microsoft VSS and VDS integration to simplify Windows management. For data protection, the SnapServer® family offers RAID protection, and snapshots for point-in-time data recovery. The SnapServer XSR Series™ products support DynamicRAID® and traditional RAID levels 0, 1, 5, 6, and 10. The Snap family of products, SnapCLOUD®, and SnapServer®, have integrated data mobility tools to enable customers to build private clouds for sharing and synchronizing data for anytime, anywhere access.

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
Discontinued Operations
The following product lines were part of the Overland divestiture completed in November 2018 and are not included in the above Product and Service disclosures.

•	Disk Systems - RDX® Removable Disk Solutions

•	Tape Automation Systems - NEO® Tape-Based Backup and Long-Term Archive Solutions

•	Tape Drives and Media
Production
A significant number of our components and finished products are manufactured or assembled, in whole or in part, by a limited number of third parties. For certain products, we control the design process internally and then outsource the manufacturing and assembly in order to achieve lower production costs.
We purchase disk drives and chassis from outside suppliers. We carefully select suppliers based on their ability to provide quality parts and components which meet technical specifications and volume requirements. We actively monitor these suppliers but we are subject to substantial risks associated with the performance of our suppliers. For certain components, we qualify only a single source, which magnifies the risk of shortages and may decrease our ability to negotiate with that supplier. For a more detailed description of risks related to suppliers, see Item 1A. Risk Factors.
Sales and Distribution

•
Distribution channel - We have distribution partners in North America. We sell through a two-tier distribution model where distributors sell our products to system integrators, VARs or DMRs, who in turn sell to end users. We support these distribution partners through our dedicated sales force and engineers. In 2018, two distribution partners accounted for, in the aggregate, 25.4% of net revenue.

•
Reseller channel - Our worldwide reseller channel includes systems integrators, VARs and DMRs. Our resellers may package our products as part of complete application and desktop virtualization solutions data processing systems or with other storage devices to deliver complete enterprise information technology infrastructure solutions. Our resellers also recommend our products as replacement solutions when systems are upgraded, or bundle our products with storage management software specific to the end user’s system. We support the reseller channel through our dedicated sales representatives, engineers and technical support organizations.

•
Cloud Marketplace - Since 2015, we have utilized the Microsoft Azure Cloud Marketplace as an additional channel for our cloud solutions to sell to end-users directly with the pay-per-use model, supported through the Microsoft Azure Cloud.

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
Competitive Conditions
We believe that our products are unique and innovative and afford us various advantages in the market place; however, the market for information technology is highly competitive. Competitors vary in size from small start-ups to large multi-national corporations which may have substantially greater financial, research and development, and marketing resources. Competitive factors in these markets include performance, functionality, scalability, availability, interoperability, connectivity, time to market enhancements, and total cost of ownership. Barriers to entry vary from low, such as those in traditional disk-based backup products, to high, in virtualization software. The markets for all of our products are characterized by price competition and as such we may face price pressure for our products. For a more detailed description of competitive and other risks related to our business, see Item 1A. Risk Factors.
Employees
The Company had 41 employees at December 31, 2018.

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
Risks Related to our Business
Our cash and other sources of liquidity will not be sufficient to fund our operations beyond May 31, 2019. We may not be successful in raising additional capital necessary to meet expected increases in working capital needs. If we raise additional funding through sales of equity or equity-based securities, your shares will be diluted. If we need additional funding for operations and we are unable to raise it, we may be forced to liquidate assets and/or curtail or cease operations or seek bankruptcy protection or be subject to an involuntary bankruptcy petition.
Management has projected that cash on hand will not be sufficient to allow the Company to continue operations beyond May 31, 2019 if we are unable to raise additional funding for operations. We expect our working capital needs to increase in the future as we continue to expand and enhance our operations. Our ability to raise additional funds through equity or debt financings or other sources may depend on the financial success of our current business and successful implementation of our key strategic initiatives, financial, economic and market conditions and other factors, some of which are beyond our control. No assurance can be given that we will be successful in raising the required capital at reasonable cost and at the required times, or at all. Further equity financings may have a dilutive effect on shareholders and any debt financing, if available, may require restrictions to be placed on our future financing and operating activities. If we require additional capital and are unsuccessful in raising that capital, we may not be able to continue our business operations and advance our growth initiatives, which could adversely impact our business, financial condition and results of operations.
Significant changes from the Company’s current forecasts, including but not limited to: (i) failure to comply with the financial covenants in its debt facilities; (ii) shortfalls from projected sales levels; (iii) unexpected increases in product costs; (iv) increases in operating costs; (v) changes in the historical timing of collecting accounts receivable; and (vi) inability to maintain compliance with the requirements of the NASDAQ Capital Market and/or inability to maintain listing with the NASDAQ Capital Market could have a material adverse impact on the Company’s ability to access the level of funding necessary to continue its operations at current levels. If any of these events occurs or the Company is unable to generate sufficient cash from operations or financing sources, the Company may be forced to liquidate assets where possible and/or curtail, suspend or cease planned programs or operations generally or seek bankruptcy protection or be subject to an involuntary bankruptcy petition, any of, which would have a material adverse effect on the Company’s business, results of operations, financial position and liquidity.
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
We have granted security interests over certain of our assets in connection with our related party note payable and line of credit, and we may grant additional security interests to secure future borrowings. If we are unable to satisfy our obligations under these arrangements, we could be forced to sell certain assets that secure these loans, which could have a material adverse effect on our ability to operate our business. In the event we are unable to maintain compliance with covenants set forth in these arrangements or if these arrangements are otherwise terminated for any reason, it could have a material adverse effect on our ability to access the level of funding necessary to continue operations at current levels. If any of these events occur, management may be forced to make reductions in spending, extend payment terms with suppliers, liquidate assets where possible, and/or suspend or curtail planned programs. Any of these actions could materially harm our business, results of operations and future prospects.
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
We have a history of net losses. We may not achieve or maintain profitability.
We have limited non-recurring revenues derived from operations. Sphere 3D’s near-term focus has been in actively developing reference accounts and building sales, marketing and support capabilities. UCX and HVE, which we acquired in January 2017, also has a history of net losses. We expect to continue to incur net losses and we may not achieve or maintain profitability. We may see continued losses during 2019 and as a result of these and other factors, we may not be able to achieve, sustain or increase profitability in the near future.
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
We are actively pursuing a plan to market our products domestically and internationally. The plan will place significant demands upon managerial, financial, and human resources. Our ability to manage future growth will depend in large part upon several factors, including our ability to rapidly:

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
Furthermore, the worldwide storage market is intensely competitive. A number of manufacturers of disk-based storage solutions compete for a limited number of customers. Barriers to entry are relatively low in these markets, and some of our competitors in this market have substantially greater financial and other resources, larger research and development staffs, and more experience and capabilities in manufacturing, marketing and distributing products. Ongoing pricing pressure could result in significant price erosion, reduced profit margins and loss of market share, any of which could have a material adverse effect on our business, results of operations, financial position and liquidity.
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
Our business is dependent on the continued market acceptance and usage of disk-based solutions. The impact of recent storage technology trends on our business is uncertain.
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
Our success depends on the retention and maintenance of key personnel, including members of senior management and our technical, sales and marketing teams. Achieving this objective may be difficult due to many factors, including competition for such highly skilled personnel; fluctuations in global economic and industry conditions; changes in our management or leadership; competitors’ hiring practices; and the effectiveness of our compensation programs. The loss of any of these key persons could have a material adverse effect on our business, financial condition or results of operations. As an example, in the first quarter of 2019, our financial controller, and certain other members of our finance team, resigned from employment to seek other opportunities, which has required us to retain finance consultants while we search for full-time replacements, and we cannot guaranty that we will be able to retain such consultants or find adequate replacements.
Our success is also dependent on our continuing ability to identify, hire, train, motivate and retain highly qualified management, technical, sales, marketing and finance personnel. Any such new hire may require a significant transition period prior to making a meaningful contribution. Competition for qualified employees is particularly intense in the technology industry, and we have in the past experienced difficulty recruiting qualified employees. Our failure to attract and to retain the necessary qualified personnel could seriously harm our operating results and financial condition. Competition for such personnel can be intense, and no assurance can be provided that we will be able to attract or retain highly qualified technical and managerial personnel in the future, which may have a material adverse effect on our future growth and profitability. We do not have key person insurance.

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

•	timing of product development and new product initiatives;

•	changes in customer mix;

•	increases in the cost of, or limitations on, the availability of materials;

•	fluctuations in average selling prices;

•	changes in product mix; and

•	increases in costs and expenses associated with the introduction of new products.
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
Some of our products have a large number of components and subassemblies produced by outside suppliers. We depend greatly on these suppliers for items that are essential to the manufacture of our products, including disk drives and chassis. We work closely with our regional, national and international suppliers, which are carefully selected based on their ability to provide quality parts and components that meet both our technical specifications and volume requirements. For certain items, we qualify only a single source, which magnifies the risk of shortages and decreases our ability to negotiate with that supplier on the basis of price. From time to time, we have in the past been unable to obtain as many drives as have needed due to drive shortages or quality issues from certain of our suppliers. If these suppliers fail to meet our manufacturing needs, it would delay our production and our product shipments to customers and negatively affect our operations.
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
We have implemented cost reduction efforts. We may need to implement additional cost reduction efforts, which could materially harm our business.
We have implemented certain cost reduction efforts. There can be no assurance that these cost reduction efforts will be successful. As a result, we may need to implement further cost reduction efforts across our operations, such as further reductions in the cost of our workforce and/or suspending or curtailing planned programs, either of which could materially harm our business, results of operations and future prospects.

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
On November 12, 2018, we received a letter from the Nasdaq Listing Qualifications department of The Nasdaq Stock Market LLC notifying us that we were not in compliance with the requirement of Nasdaq Marketplace Rule 5550(b)(1) for continued inclusion on the NASDAQ Capital Market because the Company’s stockholders’ equity of $707,000 reported in the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2018, is below the required minimum of $2.5 million. This notification has no effect on the listing of the Company’s common shares at this time. In accordance with Nasdaq listing rules, the Company had 45 calendar days, or until December 27, 2018, to submit a plan to regain compliance, which plan was timely submitted by the Company and was accepted by Nasdaq on January 11, 2019. If the Company does not regain compliance by May 13, 2019, or if the Company fails to satisfy another Nasdaq requirement for continued listing, Nasdaq staff could provide notice that the Company’s common shares will become subject to delisting. In such event, Nasdaq rules permit the Company to appeal any delisting determination to a Nasdaq Hearings Panel. Accordingly, there can be no guarantee that the Company will be able to maintain its Nasdaq listing. Such notice, or the actual delisting of our shares, could materially and adversely affect our business by, among other things, making it more difficult to access additional capital from investors who prefer to purchase shares listed on an actively traded market, and may cause investors to find our common shares less attractive, either of which could result in a less active trading market for our common shares and make our share price more volatile.
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
On May 29, 2018, we received a letter from the Nasdaq Listing Qualifications department of The Nasdaq Stock Market LLC notifying us that we were not in compliance with the requirement of Nasdaq Marketplace Rule 5550(a)(2) for continued inclusion on the NASDAQ Capital Market as a result of the closing bid price for the Company’s common stock being below $1.00 for 30 consecutive business days. On October 31, 2018, the Company held a special meeting and passed a special resolution authorizing the filing of an amendment to the Company's articles to effect a share consolidation (also known as a reverse stock split). On October 24, 2018, the Board of Directors authorized a share consolidation (also known as a reverse stock split) of the Company’s issued and outstanding common shares at a ratio of one-for-eight, which became effective on November 5, 2018. On November 20, 2018, we received a letter from the Nasdaq Listing Qualifications department of Nasdaq noting that the Company had regained compliance with the requirement of Nasdaq Marketplace Rule 5550(a)(2).

Sales of common shares issuable upon exercise of outstanding warrants, the conversion of outstanding preferred shares, or the effectiveness of our registration statement may cause the market price of our common shares to decline. Currently outstanding preferred shares could adversely affect the rights of the holders of common shares.
As of December 31, 2018, we have 6,500,000 Preferred Shares outstanding. The conversion of these outstanding Preferred Shares will result in substantial dilution to our common shareholders. Pursuant to our articles of amalgamation, the Board has the authority to fix and determine the voting rights, rights of redemption and other rights and preferences of preferred stock. Pursuant to the articles of amendment governing the rights and preferences of outstanding shares of Preferred Shares, each preferred share (i) subject to prior shareholder approval, are convertible into our common shares, at a conversion rate equal to $1.00 per share, plus accrued and unpaid dividends, divided by an amount equal to 0.85 multiplied by a 15-day volume weighted average price per Common Share prior to the date the conversion notice is provided, subject to a conversion price floor of $0.80, (ii) carry a cumulative preferred dividend at a rate of 8.0% of the subscription price per Series A Preferred Share, (iii) are subject to mandatory redemption for cash at the option of the holders thereof after a two-year period, and (iv) carry a liquidation preference equal to the subscription price per Series A Preferred Share plus any accrued and unpaid dividends. Additionally, as of December 31, 2018 we have warrants outstanding for the purchase of up to 208,187 common shares having a weighted-average exercise price of $41.15 per share. The sale of our common shares upon exercise of our outstanding warrants, the conversion of the Preferred Shares into common shares, or the sale of a significant amount of the common shares issued or issuable upon exercise of the warrants in the open market, or the perception that these sales may occur, could cause the market price of our common shares to decline or become highly volatile.
Future sales of our securities under certain circumstances may trigger price-protection provisions in outstanding warrants, which would dilute your investment and could result in a decline in the trading price of our common shares.
In connection with our registered direct offering in December 2015, we issued a warrant exercisable to purchase up to 7,500 common shares that contains certain price protection provisions. If we, at any time while these warrants are outstanding, effect certain variable rate transactions and the issue price, conversion price or exercise price per share applicable thereto is less than the exercise price then in effect for the warrants, then the exercise price of the warrants will be reduced to equal such price. The triggering of these price protection provisions, together with the exercise of these warrants, could cause additional dilution to our shareholders.
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

•	the financial projections we may provide to the public, any changes in those projections or our failure to meet those projections;

•	market acceptance of our products and technologies;

•	announcements by us or our competitors of new products or services;

•	the public’s reaction to our press releases, other public announcements and filings with the SEC and the applicable Canadian securities regulatory authorities;

•	rumors and market speculation involving us or other companies in our industry;

•	actual or anticipated changes in our operating results or fluctuations in our operating results;

•	actual or anticipated developments in our business, our competitors’ businesses or the competitive landscape generally;

•	litigation involving us, our industry or both, or investigations by regulators into our operations or those of our competitors;

•	developments or disputes concerning our intellectual property or other proprietary rights;

•	announced or completed acquisitions of businesses or technologies by us or our competitors;

•	new laws or regulations or new interpretations of existing laws or regulations applicable to us and our business;

•	changes in accounting standards, policies, guidelines, interpretations or principles;

•	any significant change in our executive officers and other key personnel or Board of Directors;

•	general economic conditions and slow or negative growth of our markets;

•	release of transfer restrictions on certain outstanding common shares; and

•	news reports relating to trends, concerns or competitive developments, regulatory changes and other related issues in our industry or target markets.
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
In the past, plaintiffs have often initiated securities class action litigation against a company following periods of volatility in the market price of its securities. We may in the future be a target of similar litigation. Securities litigation could result in substantial costs and liabilities and could divert management’s attention from day-to-day operations and consume resources, such as cash. In addition, the resolution of those matters may require us to issue additional common shares, which could potentially result in dilution to our existing shareholders. Expenses incurred in connection with these matters (which include fees of lawyers and other professional advisors and potential obligations to indemnify officers and directors who may be parties to such actions) could adversely affect our cash position. See Item 18 “Financial Statements”, Note 16 “Commitments and Contingencies”.
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
Sphere 3D is an “emerging growth company” as defined in the Jumpstart Our Business Startups (“JOBS”) Act, enacted on April 5, 2012, and Sphere 3D will continue to qualify as an “emerging growth company” until the earliest to occur of: (a) the last day of the fiscal year during which Sphere 3D has total annual gross revenues of $1.07 billion or more; (b) the last day of the fiscal year of Sphere 3D following the fifth anniversary of the date of the first sale of common equity securities of Sphere 3D pursuant to an effective registration statement under the Securities Act; (c) the date on which Sphere 3D has, during the previous three-year period, issued more than $1.0 billion in nonconvertible debt; or (d) the date on which Sphere 3D is deemed to be a ‘large accelerated filer’.
For so long as Sphere 3D continues to qualify as an emerging growth company, it will be exempt from the requirement to include an auditor attestation report relating to internal control over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act (“SOA”) in its annual reports filed under the Exchange Act, even if it does not qualify as a “smaller reporting company”. In addition, section 103(a)(3) of the SOA has been amended by the JOBS Act to provide that, among other things, auditors of an emerging growth company are exempt from any rules of the Public Company Accounting Oversight Board requiring a supplement to the auditor’s report in which the auditor would be required to provide additional information about the audit and the financial statements of the registrant (auditor discussion and analysis).
Sphere 3D is and will remain through December 31, 2019, an “emerging growth company” within the meaning under the JOBS Act, and until Sphere 3D ceases to be an emerging growth company Sphere 3D may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies, including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the SOA. Investors may find our common shares less attractive because Sphere 3D relies on these exemptions. If some investors find our common shares less attractive as a result, there may be a less active trading market for our common shares and our share price may be more volatile.
We may be treated as a Passive Foreign Investment Company.
There is also an ongoing risk that Sphere 3D may be treated as a Passive Foreign Investment Company, or PFIC, for U.S. federal income tax purposes. A non-U.S. corporation generally will be considered to be a PFIC for any taxable year in which 75% or more of its gross income is passive income, or 50% or more of the average value of its assets are considered “passive assets” (generally, assets that generate passive income). This determination is highly factual, and will depend upon, among other things, Sphere 3D’s market valuation and future financial performance. Sphere 3D believes that it was classified as a PFIC during the tax year ended December 31, 2013. However, based on current business plans and financial expectations, Sphere 3D expects that it will not be a PFIC for its current tax years ended December 31, 2018 and 2017, as well as current business plans and financial expectations, Sphere 3D expects that it will not be a PFIC for its current tax year ending December 31, 2019 and for the foreseeable future. If Sphere 3D were to be classified as a PFIC for any future taxable year, holders of Sphere 3D common shares who are U.S. taxpayers would be subject to adverse U.S. federal income tax consequences.

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
Other
In January 2018, Mr. Vito Lupis filed a statement of claim in the Ontario Court of Justice alleging, among other things, breach of contracts, deceit and negligence against Mr. Giovanni J. Morelli, a former officer of the Company, and vicarious liability against the Company, in connection with stock purchase agreements and other related agreements that would have been entered into between Mr. Lupis and the Company in 2012. The Company and Mr. Lupis have initiated settlement discussions to resolve the matter.
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
On December 23, 2015, we filed a motion seeking to dismiss the majority of the claims asserted by the UD Trust. On January 13, 2016, we filed a counterclaim against the UD Trust in which we allege that V3 breached numerous provisions of the APA. On July 22, 2016, we filed a motion seeking to transfer venue of this action to the United States District Court for the District of Delaware. The Bankruptcy Court granted our motion to transfer venue on August 30, 2016, and the case was formally transferred to the Delaware District Court on October 11, 2016. On November 13, 2018, the Delaware District Court referred the case to the Delaware Bankruptcy Court. The Delaware Bankruptcy Court has not yet set a hearing on our motion to dismiss.
In March 2018, UD Trust filed a complaint in U.S. District Court, Northern California District (“California Complaint”) asserting that two transactions involving the Company constitute fraudulent transfers under federal and state law. First, UD Trust alleges that the consolidation of the Company’s and its subsidiaries’ indebtedness to the Cyrus Group into a debenture between FBC Holdings and the Company in December 2014 constitutes a fraudulent transfer. Second, UD Trust alleges that the Share Purchase Agreement constitutes a fraudulent transfer, and seeks to require that the proceeds of the transaction be placed in escrow until the V3 litigation is resolved. The California Complaint also asserts a claim against the Company’s former CEO for breach of fiduciary duty, and a claim against the Cyrus Group for aiding and abetting breach of fiduciary duty. We believe the lawsuit to be without merit and intend to vigorously defend against the action. On July 25, 2018, we filed a motion seeking to dismiss all of the claims asserted against the Company and its former CEO. On the same day, the Cyrus Group filed a motion seeking to dismiss all claims asserted against the Cyrus Group.
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

	2018		2017
	High	Low	High	Low
First Quarter	$24.32	$7.00	$112.00	$40.20
Second Quarter	$9.12	$2.56	$58.00	$22.00
Third Quarter	$5.76	$1.06	$52.80	$17.05
Fourth Quarter	$8.70	$1.52	$31.60	$15.20
On March 20, 2019, the closing sales price of our common stock on the NASDAQ Capital Market was $2.65 per share. As of March 20, 2019, we had approximately 28 shareholders of record and beneficial owners of our common shares.
On October 24, 2018, the Board of Directors of the Company authorized a share consolidation of the Company’s issued and outstanding common shares at a ratio of 1-for-8, which became effective on November 5, 2018. On July 5, 2017, the Board of Directors of the Company authorized a share consolidation of the Company’s issued and outstanding common shares at a ratio of 1-for-25, which became effective on July 11, 2017. All share and per share amounts in the accompanying consolidated financial statements and the notes thereto were restated for all periods to reflect the share consolidations.
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
The Company’s outstanding 6,500,000 Series A redeemable Preferred Shares (the “Preferred Shares”) accrue dividends at a rate of 8.0% per annum. Dividends on Preferred Shares shall be paid on such date or dates as and when decided by the board of directors out of moneys properly applicable to the payment of such dividends. If not previously converted, the Preferred Shares mature two years from the issuance date at which time the Company would have to redeem the Preferred Shares for the issuance price of $1.00, as adjusted, together with all accrued and unpaid dividends on such shares.
Recent Sales of Unregistered Securities
On November 13, 2018, the Company and Silicon Valley Technology Partners, Inc. (“SVTP”) closed the transactions contemplated by the previously announced Purchase Agreement. In connection with the closing of the transaction, the Company filed an articles of amendment to its articles of amalgamation setting forth the rights, privileges, restrictions and conditions of a new series of non-voting preferred shares of the Company (the “Series A Preferred Shares”) and entered into a Conversion Agreement, by and between the Company and FBC Holdings S.a r.l. (“FBC Holdings”), pursuant to which $6.5 million of the Company’s outstanding debenture was converted into 6,500,000 Preferred Shares.
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
Overview
Sphere 3D provides solutions for standalone storage and technologies that converge the traditional silos of compute, storage and network into one integrated “hyper-converged” or converged solution. We provide enterprise storage management solutions, and the ability to connect to public cloud services such as Microsoft Azure for additional delivery options and hybrid cloud capabilities. Our solutions are tightly integrated and include a patented portfolio for operating systems for storage, proprietary virtual desktop orchestration software, and proprietary application container software. Our software, combined with commodity x86 servers, or purpose built appliances, deliver solutions designed to provide application mobility, security, data integrity and simplified management. These solutions can be deployed through a public, private or hybrid cloud and are delivered through a global reseller network and professional services organization. We have a portfolio of brands including SnapServer®, HVE ConneXions and UCX ConneXions, dedicated to helping customers achieve their IT goals.
Discontinued Operations
On November 13, 2018, pursuant the Purchase Agreement, we sold to SVTP all of the issued and outstanding shares of capital stock of Overland in consideration for (i) the issuance to the Company of shares of Series A Preferred Stock of SVTP representing 19.9% of the outstanding shares of capital stock of SVTP as of the closing with a value of $2.1 million, (ii) the release of the Company from outstanding debt obligations totaling $41.7 million assumed by SVTP, and (iii) $1.0 million in cash proceeds from SVTP. In connection with the closing of the Purchase Agreement, the Company entered into a Conversion Agreement with FBC Holdings, pursuant to which $6.5 million of the Company’s outstanding secured debt was converted into 6,500,000 Preferred Shares. In 2018, the Company recorded a loss on the divestiture of $4.3 million. See Note 3 - Discontinued Operations for additional details.
We undertook this divestiture in order to facilitate the elimination of secured debt and to allow us to focus greater resources to our converged and hyper-converged product portfolio. The financial results of Overland are presented as discontinued operations in our consolidated statements of operations for the years ended December 31, 2018 and 2017.
Recent Developments

•
On November 14, 2018, the Board of Directors of the Company appointed Peter Tassiopoulos to serve as the Company’s Chief Executive Officer and Principal Executive Officer. The appointment decision was made in connection with the Company’s completion of the sale of Overland. As a result of such appointment, Eric Kelly ceased to serve as the Company’s Chief Executive Officer and no longer holds any positions with the Company. On November 14, 2018, the Board of Directors of the Company appointed Joseph O’Daniel as President of the Company, to succeed Mr. Tassiopoulos in such position.

•
On November 12, 2018, we received a letter from the Nasdaq Listing Qualifications department of The Nasdaq Stock Market LLC notifying us that we were not in compliance with the requirement of Nasdaq Marketplace Rule 5550(b)(1) for continued inclusion on the NASDAQ Capital Market because the Company’s stockholders’ equity of $707,000 reported in the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2018, is below the required minimum of $2.5 million.

Results of Operations
The following table sets forth certain financial data as a percentage of net revenue:

	Year Ended December 31,
	2018	2017
Net revenue	100.0%	100.0%
Cost of revenue	81.4	75.0
Gross profit	18.6	25.0
Operating expenses:
Sales and marketing	37.4	27.0
Research and development	37.9	46.6
General and administrative	83.0	76.6
Impairment of acquired intangible assets	—	18.2
	158.3	168.4
Loss from operations	(139.7)	(143.4)
Interest expense	(0.8)	—
Other income, net	0.1	14.3
Loss before income taxes	(140.4)	(129.1)
Benefit from income taxes	—	(6.8)
Net loss from continuing operations	(140.4)	(122.3)
Net loss from discontinued operations	(149.7)	(85.4)
Net loss	(290.1)%	(207.7)%
 A summary of the sales mix by product follows (in thousands):

	Year Ended December 31,
	2018	2017	Change
Disk systems	$6,108	$9,698	(37.0)%
Service	2,922	2,901	0.7%
Total	$9,030	$12,599	(28.3)%
We divide our worldwide sales into three geographical regions: Americas; APAC, consisting of Asia Pacific countries; and EMEA consisting of Europe, the Middle East and Africa.
The following table summarizes net revenue by geographic area (in thousands):

	Year Ended December 31,
	2018	2017	Change
Americas	$8,044	$11,121	(27.7)%
APAC	534	823	(35.1)%
EMEA	452	655	(31.0)%
Total	$9,030	$12,599	(28.3)%

Comparison of Years Ended December 31, 2018 and 2017
Net Revenue
We had revenue of $9.0 million during 2018 compared to $12.6 million during 2017. The $3.6 million decrease in net revenue is primarily a result of a decrease in product revenue of $2.2 million due to a decline in sales units for disk systems from the HVE product line, and a $1.1 million decrease in our Snap product line. Overall, the decrease in revenue was partially due to our divestiture in Overland and our limited liquidity which delayed shipments. In addition, in 2017 there was a significant product transaction related to a one-time opportunity resulting in $2.2 million of product revenue that did not reoccur in 2018.
Product Revenue
Net product revenue decreased to $6.1 million during 2018 from $9.7 million during 2017, a decrease of $3.6 million. Revenue from disk systems decreased by $3.6 million primarily related to a decrease in product revenue of $2.2 million due to a decline in sales units for disk systems from the HVE product line, and a $1.1 million decrease in our Snap product line. Overall, the decrease in revenue was due to our divestiture in Overland and our limited liquidity which delayed shipments. In addition, in 2017 there was a significant product transaction related to a one-time opportunity resulting in $2.2 million of revenue that did not reoccur in 2018.
Service Revenue
Net service revenue was $2.9 million during both 2018 and 2017.
Gross Profit
Gross profit and margin were as follows (in thousands, unless otherwise noted):

	Year Ended December 31,
	2018	2017	Change
Gross profit	$1,679	$3,145	(46.6)%
Gross margin	18.6%	25.0%	(6.4	)pt
Gross profit - product	$627	$1,471	(57.4)%
Gross margin - product	10.3%	15.2%	(4.9	)pt
Gross profit - service	$1,052	$1,674	(37.2)%
Gross margin - service	36.0%	57.7%	(21.7	)pt
In 2018, gross profit for product decreased due to lower sales volume in our disk system revenues primarily related to a 2017 significant product transaction related to a one-time opportunity that did not reoccur in 2018. In addition, 2018 was a transitional year as the Company completed its divestiture in Overland which represented a significant portion of the Company’s product and service revenue.
Operating Expenses
Sales and Marketing Expense
Sales and marketing expenses were $3.4 million for both of the years ended December 31, 2018 and 2017.
Research and Development Expense
Research and development expenses were $3.4 million and $5.9 million for the years ended December 31, 2018 and 2017, respectively. The 2018 decrease of $2.5 million was primarily due to a decrease of $1.1 million in employee and related expenses related to a reduction in headcount and a $1.1 million decrease in share-based compensation.

General and Administrative Expense
General and administrative expenses were $7.5 million and $9.7 million for the years ended December 31, 2018 and 2017, respectively. The 2018 decrease of $2.2 million was primarily due to a $1.6 million decrease in amortization expense related to a fully amortized intangible asset for acquired technology, a $1.0 million decrease in employee related expenses, and a $1.3 million decrease in share-based compensation expense. These decreases were offset by a $1.8 million increase in legal and advisory expenses primarily related to transactional matters related to the disposition of Overland.
Impairment of Acquired Intangible Assets
Impairment of acquired intangible assets were zero and $2.3 million for the years ended December 31, 2018 and 2017, respectively. In 2017, as a result primarily of the Company’s change in revenue projection for its Snap product line, it was determined the carrying value of indefinite-lived intangible assets exceeded its estimated fair value. The Company compared the indicated fair value to the carrying value of its indefinite-lived assets, and as a result of the analysis, an impairment charge of $2.0 million was recorded to indefinite-lived trade names for the year ended December 31, 2017. In addition, the Company recorded an impairment of $0.3 million related to developed technology for the year ended December 31, 2017.
Non-Operating Expenses
Other Income, Net.
Other income, net, in 2018 and 2017 was minimal and $1.8 million income, net, respectively. In 2018, other income, net, primarily related to a net gain on the revaluation of warrants of $0.3 million, offset by a $0.3 million realized foreign currency loss. In 2017, other income, net, primarily related to a net gain on the revaluation of warrants of $2.2 million and realized foreign currency gain of $0.7 million, which was offset by a $1.1 million loss from the revaluation of our investment in connection with our January 2017 acquisition.
Income Tax
For the year ended December 31, 2018, there was no income tax expense (benefit) as the deferred tax assets were fully reserved. Income tax benefit was $0.9 million for the year ended December 31, 2017, which related to a reduction in deferred tax liabilities for developed technology and indefinite-lived trade names that were impaired.
Discontinued Operations
On November 13, 2018, we closed the Purchase Agreement related to our divestiture of Overland. Beginning in the fourth quarter of 2018, the financial results of Overland have been reflected in our consolidated statements of operations as discontinued operations. Additionally, the assets and liabilities associated with the discontinued operations in the consolidated balance sheet as of December 31, 2017 are classified as discontinued operations. The Company’s statements of cash flows are presented on a combined basis, including continuing and discontinued operations.
Foreign Currency Risk
We conduct business on a global basis. Our sales in international markets are typically denominated in U.S. dollars. Purchase contracts are typically in U.S. dollars.

Liquidity and Capital Resources
We have recurring losses from operations and a net working capital deficiency. Our primary source of cash flow is generated from sales of our disk automation systems. We have financed our operations through gross proceeds from private sales of equity securities and with borrowings under our debt facilities. At December 31, 2018, we had cash from continuing operations of $0.3 million compared to cash of $0.6 million at December 31, 2017. As of December 31, 2018, we had a working capital deficit of $6.1 million, reflecting a decrease in current assets of $72.9 million and a decrease in current liabilities of $60.9 million compared to December 31, 2017, which included the reclassification of assets and liabilities held for sale. The decrease in current assets and liabilities was primarily related to the divestiture of Overland in November 2018. As part of consideration for the transaction, the Company was relieved as obligor of $41.7 million of debt. Cash management and preservation continue to be a top priority. We expect to incur negative operating cash flows as we continue to maintain and increase our sales volume, and maintain operational efficiencies.
Management has projected that cash on hand will not be sufficient to allow the Company to continue operations beyond May 31, 2019 if we are unable to raise additional funding for operations. We expect our working capital needs to increase in the future as we continue to expand and enhance our operations. Our ability to raise additional funds through equity or debt financings or other sources may depend on the financial success of our current business and successful implementation of our key strategic initiatives, financial, economic and market conditions and other factors, some of which are beyond our control. No assurance can be given that we will be successful in raising the required capital at reasonable cost and at the required times, or at all. Further equity financings may have a dilutive effect on shareholders and any debt financing, if available, may require restrictions to be placed on our future financing and operating activities. If we require additional capital and are unsuccessful in raising that capital, we may not be able to continue our business operations and advance our growth initiatives, which could adversely impact our business, financial condition and results of operations.
Significant changes from the Company’s current forecasts, including but not limited to: (i) failure to comply with the financial covenants in its debt facilities; (ii) shortfalls from projected sales levels; (iii) unexpected increases in product costs; (iv) increases in operating costs; (v) changes in the historical timing of collecting accounts receivable; and (vi) inability to maintain compliance with the requirements of the NASDAQ Capital Market and/or inability to maintain listing with the NASDAQ Capital Market could have a material adverse impact on the Company’s ability to access the level of funding necessary to continue its operations at current levels. If any of these events occurs or the Company is unable to generate sufficient cash from operations or financing sources, the Company may be forced to liquidate assets where possible and/or curtail, suspend or cease planned programs or operations generally or seek bankruptcy protection or be subject to an involuntary bankruptcy petition, any of, which would have a material adverse effect on the Company’s business, results of operations, financial position and liquidity.
As a result of our recurring losses from operations and negative cash flows, the report from our independent registered public accounting firm regarding our consolidated financial statements for the year ended December 31, 2018 includes an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern.
The following table shows a summary of our cash flows (used in) provided by operating activities, investing activities and financing activities (in thousands):

	Year Ended December 31,
	2018	2017
Net cash used in operating activities	$(7,621)	$(8,965)
Net cash provided by (used in) investing activities	$944	$(1,174)
Net cash provided by financing activities	$2,444	$9,534
The use of cash during 2018 was primarily a result of our net loss of $26.2 million offset by $12.0 million in non-cash items, which included a $4.3 million on the loss on divestiture of Overland, share-based compensation, depreciation and amortization, payment in-kind interest expense, amortization of debt issuance costs and fair value adjustment of warrants.

During 2018, net cash provided by investing activities were primarily related proceeds from our divestiture. During 2017, net cash used in investing activities were primarily related to our January 2017 acquisition.
During 2018, we received $1.9 million net, from the issuance of common shares, $0.5 million from the issuance of notes payable, $0.1 million from our line of credit, and $0.1 million from warrants exercised, offset by $0.2 million in payments to holders of related party debt. During 2017, we received $9.8 million net, from the issuance of common shares and $2.0 million from a note payable with a related party, offset by $2.3 million in payments to holders of related party debt.
Off-Balance Sheet Information
During the ordinary course of business, we may provide standby letters of credit to third parties as required for certain transactions initiated by us. As of December 31, 2018, we had no standby letters of credit outstanding.
Contractual Obligations
The following schedule summarizes our contractual obligations to make future payments at December 31, 2018 (in thousands):

Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	After 5 years
Series A redeemable preferred shares	$6,571	$—	$6,571	$—	$—
Debt — related party, including interest(1)	503	503	—	—	—
Line of credit	100	100	—	—	—
Operating lease obligations (2)	346	168	178	—	—
Purchase obligations(3)	546	546	—	—	—
Total contractual obligations	$8,066	$1,317	$6,749	$—	$—
________________

(1)	Interest payments have been calculated using the amortization profile of the debt outstanding at December 31, 2018, taking into account the fixed rate paid at year end.

(2)	Represents contractual lease obligations under non-cancelable operating leases.

(3)
Represents purchase orders for inventory and non-inventory items entered into prior to December 31, 2018, with purchase dates extending beyond January 1, 2019. Some of these purchase obligations may be canceled.

Critical Accounting Estimates
The discussion and analysis of our financial position and results of operations are based on our consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles, or U.S. GAAP. The preparation of our consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. We review our estimates on an ongoing basis. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results may differ from these estimates under different assumptions or conditions. Our significant accounting policies are outlined in Note 2 to the Consolidated Financial Statements included in this Annual Report on Form 10-K. We believe the following accounting policies to be critical to the judgments and estimates used in the preparation of our consolidated financial statements.

Revenue Recognition
The Company generates revenue primarily from: (i) solutions for standalone storage and integrated hyper-converged storage; (ii) professional services; and (iii) warranty and customer services. As of January 1, 2018, the Company adopted Accounting Standards Codification (“ASC”) Topic 606, Revenue from Contracts with Customers, which affects how the Company recognizes revenue in these arrangements. The Company applied the provisions of Topic 606 using the modified retrospective approach, with the cumulative effect of the adoption recognized as of January 1, 2018, to all contracts that had not been completed as of that date.
Approximately 70% of the Company’s revenue is recognized when performance obligations under the terms of a contract with a customer are satisfied at a point in time. These contracts are generally comprised of a single performance obligation to transfer products. Accordingly, the Company recognizes revenue when change of control has been transferred to the customer, generally at the time of shipment of products. The Company sells its products both directly to customers and through distributors generally under agreements with payment terms typically less than 45 days. Revenue on direct product sales, excluding sales to distributors, are not entitled to any specific right of return or price protection, except for any defective product that may be returned under our standard product warranty. Product sales to distribution customers that are subject to certain rights of return, stock rotation privileges and price protections, contain a component of “variable consideration.” Revenue is measured as the amount of consideration the Company expects to receive in exchange for transferring products and is generally based upon a negotiated fixed price and is net of estimates for variable considerations.
For performance obligations related to warranty and customer services, such as extended product warranties, the Company transfers control and recognizes revenue on a time-elapsed basis. The performance obligations are satisfied as services are rendered typically on a stand-by basis over the contract term, which is generally 12 months.
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
The Company also enters into revenue arrangements that may consist of multiple performance obligations of its product and service offerings such as for sales of hardware devices and extended warranty services. The Company allocates contract fees to the performance obligations on a relative stand-alone selling price basis. The Company determines the stand-alone selling price based on its normal pricing and discounting practices for the specific product and/or service when sold separately. When the Company is unable to establish the individual stand-alone price for all elements in an arrangement by reference to sold separately instances, the Company may estimate the stand-alone selling price of each performance obligation using a cost plus a margin approach, by reference to third party evidence of selling price, based on the Company’s actual historical selling prices of similar items, or based on a combination of the aforementioned methodologies; whichever management believes provides the most reliable estimate of stand-alone selling price.
Inventory Valuation
Inventories are stated at the lower of cost and net realizable value using the first-in-first-out method. Net realizable value is the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. We assess the value of inventories periodically based upon numerous factors including, among others, expected product or material demand, current market conditions, technological obsolescence, current cost, and net realizable value. If necessary, we write down our inventory for obsolete or unmarketable inventory by an amount equal to the difference between the cost of the inventory and the net realizable value.

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
Impairment of Goodwill and Intangible Assets
Goodwill and intangible assets are tested for impairment on an annual basis at December 31, or more frequently if there are indicators of impairment. Triggering events for impairment reviews may be indicators such as adverse industry or economic trends, restructuring actions, lower projections of profitability, or a sustained decline in our market capitalization. Intangible assets are quantitatively assessed for impairment, if necessary, by comparing their estimated fair values to their carrying values. If the carrying value exceeds the fair value, the difference is recorded as an impairment.
Recent Accounting Pronouncements
On January 1, 2018, the Company adopted ASU 2014-09, Revenue from Contracts with Customers and all the related amendments, or ASC Topic 606. Under Topic 606, an entity is required to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. Topic 606 defines a five-step process in order to achieve this core principle, which may require the use of judgment and estimates, and also requires expanded qualitative and quantitative disclosures relating to the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers, including significant judgments and estimates used. The adoption of the new standard requires the recognition of revenues generally upon shipment to our customers for both direct consumers and distributors. The Company previously recognized contract consideration associated with its distributors on the “sell-through basis”, or when the purchased goods or services transferred to the ultimate end user customer. Under Topic 606, contract consideration will be recognized on a “sell-in basis” or when control of the purchased goods or services transfer to the distributor. The Company elected to adopt this guidance using the modified retrospective method and it resulted in a cumulative adjustment reducing our accumulated deficit by approximately $0.3 million. Comparative prior periods were not adjusted and continue to be reported under FASB ASC Topic 605, Revenue Recognition.
In connection with the adoption of Topic 606, the Company is required to capitalize certain contract acquisition costs consisting primarily of commissions paid when customer contracts are finalized. The Company elected to follow a Topic 606 practical expedient and expense the incremental costs of obtaining a contract (sales commissions) when incurred as the capitalized long-term contract costs are not significant. For certain performance obligations relating to services, extended warranty, and other service agreements that are settled over time, the Company has elected to apply the practical expedient and forgo adjusting the transaction price for the consideration of the effects of time value of money for prepaid services wherein the period between transfer of any good or service in the contract and when the customer pays for that good or service is one year or less. The impact of the adoption of ASC 606 on our consolidated balance sheet and our consolidated statements of operations, comprehensive loss, equity (deficit) and cash flows was not material. We do not expect the adoption of this guidance to have a material effect on our results of operations in future periods.
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
Foreign Currency Risk. We conduct business on a global basis. Our sales in international markets are typically denominated in U.S. dollars. Purchase contracts are typically in U.S. dollars.
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

Based on our evaluation under the framework in Internal Control-Integrated Framework, our Chief Executive Officer and Chief Financial Officer concluded that our internal control over financial reporting was effective as of December 31, 2018. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. In addition, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions and that the degree of compliance with the policies or procedures may deteriorate.
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
Changes in Internal Control over Financial Reporting
In November 2018, the Company discontinued the majority of its operations and disposed of Overland Storage, Inc. and its subsidiaries. Along with this change the Company; (i) replaced its chief executive officer, (ii) entered into a transition services agreement with Overland, under which, among other things, the chief financial officer of Overland is providing ongoing service to the Company as its interim chief financial officer, and (iii) engaged an accounting and advisory firm to supplement our internal resources related to preparation and review of our consolidated financial statements. Based on these changes, there were significant changes in our internal control over financial reporting during the year ended December 31, 2018.
Item 9B. Other Information
None.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
The following table sets forth the name, age, and position of our directors and executive officers as of March 20, 2019:

Name	Age	Director Since	Positions with our Company

Cheemin Bo-Linn(1)	65	April 17, 2017	Director, Chair of Audit Committee
Vivekanand Mahadevan(1)	65	December 1, 2014	Director, Chair of Nominating and Governance Committee
Duncan McEwan(1)	65	May 10, 2017	Director, Chair of Compensation Committee
Peter Tassiopoulos	50	March 7, 2014	Chief Executive Officer and Director
Kurt L. Kalbfleisch	53	N/A	Senior Vice President, Chief Financial Officer and Secretary
Joseph L. O’Daniel	48	N/A	President
_______________

(1)	Member of Audit Committee, Compensation Committee and Nominating and Governance Committee.
Each of the above-listed directors served in such capacities for all of fiscal 2018. There are no family relationships between any of our directors or executive officers, and there are no arrangements or understandings between any of the directors and any other person pursuant to which such director was or is selected as a director.
Dr. Cheemin Bo-Linn is the Chief Executive Officer and President of Peritus Partners Inc., an international consulting group recognized for leading companies to increasing business valuation or next level growth or merger and acquisition (“M&A”) and has held this position since January 2013. From September 2010 to November 2012, she was Chief Marketing Officer, Chief Revenue Officer and consultant at NetLine Corporation, a global online multi-channel digital media network, mobile applications and content marketing services company. From July 2006 to August 2010, she was President of Peritus Partners Inc./BL Group. From June1980 to June 2006, she held a number of senior executive business management roles including at IBM as Vice-President of Electronics, and other roles with responsibilities ranging from strategy, marketing, sales, operations and investments across storage and software products and consulting services. She presently serves as a member of the Board of Directors of SNOMED, a global software language. She previously served as a member of the Board of Directors of multiple public and private companies. She holds a Doctorate in Education focused on “Computer-based Management Information Systems and Organizational Change” from the University of Houston.
Vivekanand Mahadevan has been the Chief Executive Officer of Dev Solutions, Inc., a consulting firm that helps technology startups build next-generation market leaders in data analytics, security, storage and cloud markets since March 2012. Mr. Mahadevan was the Chief Strategy Officer for NetApp, Inc., a supplier of enterprise storage and data management software and hardware products and services, from November 2010 until February 2012. Prior to that time served as Vice President of Marketing for LSI Corporation, an electronics company that designs semiconductors and software that accelerate storage and networking, from January 2009 to September 2010. Prior to LSI Corporation, he was Chief Executive Officer of Deeya Energy, Inc., and has also held senior management positions with leading storage and systems management companies including BMC Software, Compaq, Ivita, and Maxxan Systems. Mr. Mahadevan previously served as a member of the Board of Directors of Violin Memory, Inc. Mr. Mahadevan holds an M.B.A. in Marketing and MS in Engineering from the University of Iowa as well a degree in Mechanical Engineering from the Indian Institute of Technology.

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
Peter Tassiopoulos has served as the Chief Executive Officer of the Company since November 14, 2018. Mr. Tassiopoulos served as President of the Company from December 1, 2014 until his appointment to Chief Executive Officer. Mr. Tassiopoulos previously served as the Chief Executive Officer of the Company from March 2013 until December 1, 2014. Mr. Tassiopoulos has extensive experience in information technology business development and global sales as well as leading early-stage technology companies. He was also actively involved as a business consultant prior to his tenure with the Company, including acting as Chief Operating Officer and then Chief Executive Officer of BioSign Technologies Inc. from September 2009 to April 2011 and Chief Executive Officer of IgeaCare Systems Inc. from February 2003 to December 2008.
Kurt L. Kalbfleisch has served as Senior Vice President and Chief Financial Officer of the Company since December 1, 2014, and is now serving in these positions in an interim role since the Overland Divestiture on November 13, 2018 while the Company looks for his replacement. In November 2018, the Company entered into a transition services agreement with Overland, under which Mr. Kalbfleisch is providing ongoing services to the Company as its interim chief financial officer. Mr. Kalbfleisch has served as Overland's Senior Vice President since June 2012, Chief Financial Officer since February 2008, and Secretary since October 2009. Prior to that, he served as Overland's Vice President of Finance from July 2007 to June 2012. Mr. Kalbfleisch also serves on the board of Paladin Group.
Joseph L. O’Daniel has served as President of the Company since November 14, 2018. Since January 2017, Mr. O’Daniel, served as a Vice President and President of Virtualization and Professional Services for the Company. He previously served as president and chief executive officer of Unified ConneXions, Inc. from 2001 and as founder of HVE ConneXions, LLC from April 2013 until their acquisitions by the Company in January 2017. Mr. O’Daniel has over 20 years of experience in the virtualization and technology industry and has extensive experience in executive leadership positions.
Section 16(a) Beneficial Ownership Reporting Compliance
Section 16(a) of the Exchange Act requires our directors, executive officers and beneficial owners of more than 10% of our common stock to file reports of ownership and changes in ownership with the SEC. Based solely on copies of these reports provided to us and written representations from our executive officers and directors that no other reports were required, we believe that these persons met all of the applicable Section 16(a) filing requirements during fiscal 2018, with the exception of one late Form 4 filing related to one transaction for Jenny Yeh, the Company’s former Senior Vice President and General Counsel.
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
Item 11. Executive Compensation
Summary Compensation Table
The following table summarizes the compensation earned during the fiscal years ended December 31, 2018 and 2017 by our current and former principal executive officers, and our other most highly compensated executive officers (referred to as our “named executive officers”).

Name and Principal Position	Year	Salary ($)	Share- based Awards ($)		Non-equity Incentive Plan Compensation(1) ($)	All Other Compensation(2) ($)		Total Compensation ($)

Peter Tassiopoulos(3)(4)	2018	239,938	—		—	404,831	(5)	644,769
Chief Executive Officer	2017	237,548	157,000	(6)	59,387	4,643		458,578
Eric L. Kelly(7)	2018	364,615	—		—	199,224	(8)	563,839
Former Chief Executive Officer	2017	400,000	889,900	(9)	100,000	61,718		1,451,618
Kurt L. Kalbfleisch	2018	300,000	—		—	522,828	(10)	822,828
Senior Vice President and Chief Financial Officer	2017	300,000	478,912	(11)	45,000	36,984		860,896
Joseph L. O’Daniel(12)	2018	200,000	181,284	(13)	—	11,856		393,140
President
_______________

(1)
The amounts shown in the “Non-equity Incentive Plan Compensation” column represent bonuses awarded to the named executive officer for the applicable year under our bonus program in effect for that year.

(2)
The amounts shown in the “All Other Compensation” column reflect amounts we paid on each named executive officers’ behalf for health insurance and life insurance premiums and certain out-of-pocket medical expenses, unless otherwise footnoted.

(3)	As a result of the Overland Divestiture, on November 14, 2018, Mr. Tassiopoulos ceased to serve as the Company’s President and was appointed as the Company’s Chief Executive Officer.

(4)
The dollar amounts reported for Mr. Tassiopoulos in the above table are presented after conversion from Canadian dollars to U.S. dollars. For 2018 and 2017, the average U.S. dollar to Canadian dollar conversion rate in effect was 1.292 and 1.305, respectively.

(5)
This amount includes accrued severance and change of control benefits in the amount of $400,000 that may be payable to Mr. Tassiopoulos under the compensation arrangements described below as a result of the Overland Divestiture. These benefits are being negotiated with Mr. Tassiopoulos and are contingent upon his providing the Company with a general release of all claims.

(6)
This award is a restricted stock unit which was granted on July 10, 2017 and was valued at $31.40 per share on the grant date (the closing market price for a share of our common stock on that date). Mr. Tassiopoulos irrevocably declined this award subsequent to Board approval.

(7)	As a result of the Overland Divestiture, Mr. Kelly’s employment concluded with the Company effective November 14, 2018.

(8)
This amount includes a negotiated payment of $160,000 in satisfaction of Mr. Kelly’s rights to certain cash payments under the compensation agreements described below as a result of the Overland Divestiture. This amount is being paid over 24 months.

(9)
This amount is comprised of two awards: i) a restricted stock unit for 6,000 shares granted on July 10, 2017 and was valued at $31.40 per share on the grant date (the closing market price for a share of our common stock on that date); and ii) a restricted stock unit for 35,937 shares granted on December 18, 2017 and was valued at $19.52 per share on the grant date (the closing market price for a share of our common stock on that date). Mr. Kelly irrevocably declined his restricted stock unit granted on July 10, 2017 subsequent to Board approval.

(10)
This amount includes accrued severance and change of control benefits in the amount of $450,000 that may be payable to Mr. Kalbfleisch under the compensation arrangements described below as a result of the Overland Divestiture. A portion of the accrued severance is expected to be paid by Overland. These benefits are being negotiated with Mr. Kalbfleisch and are contingent upon his providing the Company with a general release of all claims. In addition, this amount includes certain expenses reimbursed by the Company for a vacation that Mr. Kalbfleisch was required to cancel during 2018 and an additional payment by the Company to cover his tax liabilities with respect to these reimbursed expenses.

(11)
This amount is comprised of two awards: i) a restricted stock unit for 4,000 shares granted on July 10, 2017 and was valued at $31.40 per share on the grant date (the closing market price for a share of our common stock on that date); and ii) a restricted stock unit for 18,100 shares granted on December 18, 2017 and was valued at $19.52 per share on the grant date (the closing market price for a share of our common stock on that date).

(12)	Mr. O’Daniel was appointed as the Company’s President on November 14, 2018.

(13)	This is a restricted stock award which was granted on February 20, 2018 and was valued at $18.72 per share on the grant date (the closing market price for a share of our common stock on that date).

Outstanding Equity Awards at 2018 Fiscal Year-End
The following table provides information about the current holdings of stock and option awards by our named executive officers at December 31, 2018.

Name		Option-based Awards					Stock Awards
	Grant Date	Number of Securities Underlying Unexercised Options (#)	Number of Securities Underlying Unexercised Options (#)	Option Exercise Price(1) ($)	Option Expiration Date		Number of Units of Stock Not Vested (#)		Market Value of Units of Stock Not Vested(2) ($)
		Exercisable	Unexercisable

Peter Tassiopoulos	9/16/2013	500	—	414.86	9/15/2023		—		—
Eric L. Kelly	7/9/2013	4,250	—	100.62	7/8/2023	(3)	—		—
	9/16/2013	125	—	414.86	9/15/2023	(3)	—		—
	8/26/2015	700	—	542.00	8/26/2021	(3)	—		—
	12/18/2017						29,947	(4)	91,338
Kurt L. Kalbfleisch	8/26/2015	500	—	542.00	8/26/2021		—		—
	12/18/2017	—	—	—	—		12,066	(5)	36,801
_______________

(1)
The exercise prices reported for the options expiring in 2023 for Messrs. Kelly and Tassiopoulos in the table above are presented after conversion from Canadian dollars to U.S. dollars based on an exchange rate of 1.292 Canadian dollars to one U.S. dollar, which is the average conversion rate in effect for 2018.

(2)	Computed by multiplying the number of unvested shares by $3.05, the closing market price of our common shares on December 31, 2018.

(3)
These options were cancelled on February 14, 2019 due to Mr. Kelly’s termination of employment on November 14, 2018. Under the option agreements, Mr. Kelly had three months from his termination date to exercise his vested options.

(4)
These shares were subject to accelerated vesting pursuant to the terms of the RSU agreement as a result of the Overland Divestiture; however, acceleration of these shares was contingent upon Mr. Kelly providing us with a general release of all claims. Mr. Kelly provided the Company with a signed release in February 2019, at which time the shares vested and were released to Mr. Kelly.

(5)
This stock award is scheduled to vest in bi-annual installments beginning on June 18, 2019 and ending on December 18, 2020. These shares are subject to accelerated vesting pursuant to the terms of the RSU agreement as a result of the Overland Divestiture; however, acceleration of these shares is being negotiated with Mr. Kalbfleisch and is subject to his providing us with a general release of all claims.

Executive Officer Compensation
Our executive compensation programs are determined by the Compensation Committee, within the scope of the authority delegated to it by our Board of Directors and subject to applicable law. The goals of our program are to attract and retain highly qualified and experienced executives and to provide compensation opportunities that are linked to corporate and individual performance. Decisions by the Compensation Committee on our executive compensation programs are subjective and the result of its business judgment, which is informed by the experiences of its members. The named executive officers do not have any role in determining their own compensation, although the Compensation Committee does consider the recommendations of the Chief Executive Officer in setting compensation levels for the named executive officers other than himself. The primary components of our executive compensation program are base salary, performance bonuses and long-term equity incentive awards. As described in more detail below, the Board approved certain changes to our executive compensation program in December 2017, including certain severance arrangements and those described under “Stay Bonus Agreements” and “Sale Bonus Plan”. As noted above, the benefits that may be payable under these arrangements in connection with the Overland Divestiture have been under negotiation with the named executive officers.
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
Performance Bonuses. The Compensation Committee approved a bonus plan for fiscal 2018. The bonus plan was divided into two bonus periods, with the first period consisting of the first two quarters of 2018 and the second period consisting of the last two quarters of fiscal 2018. The bonus amounts were determined based on our revenue and operating expenses for each bonus period against performance targets established by the Compensation Committee for that period. The Compensation Committee also approved the following target bonuses for the named executive officers participating in the plan (in each case expressed as a percentage of the executive’s annual base salary: Mr. Kelly - 100%; Mr. Tassiopoulos - 100%; Mr. O’Daniel - 100%; and Mr. Kalbfleisch - 60%. No bonuses were paid to the named executive officers for fiscal 2018 under the plan.
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
Stay Bonus Agreements. In December 2017, the Board approved stay bonus agreements for each of our named executive officers and certain other key employees. Under these agreements, one-half of the executive’s stay bonus will be payable if the executive remains employed with us through a change in control of the Company, and the other one-half of the stay bonus will be payable if the executive remains employed with us for three months after the change in control. If the executive’s employment is terminated by the Company without cause or by the executive for good reason (as such terms are defined in the agreement), any portion of the stay bonus that has not previously been paid will be payable on the executive’s termination (regardless of whether a change in control has occurred). The aggregate stay bonus opportunity for each of the executive officers is as follows: Mr. Kelly - $800,000; Mr. Kalbfleisch - $268,000; and Mr. Tassiopoulos - $330,000. In each case, payment of the stay bonus is contingent upon the executive providing the Company with a release of claims.

Sale Bonus Plan. To provide an additional incentive for our named executive officers and certain other key employees to achieve a sale of the Company, we adopted a sale bonus plan in 2017 that provides for participants to receive a specified percentage of the net consideration from one or more qualifying transactions. For purposes of the plan, a “qualifying transaction” is generally a sale of a majority of the Company’s stock or a sale of any of its assets, and the “net consideration” is generally (1) the total proceeds to be paid to the Company or its stockholders in the qualifying transaction, less (2) the Company’s net debt at the time of the transaction, less (3) amounts payable by the Company under the stay bonus agreements described above and the Company’s other expenses incurred in the transaction. Upon a qualifying transaction, a bonus pool equal to 20% of the net consideration in the transaction is established, with each participant being entitled to receive his or her specified percentage of the bonus pool (subject to the terms and conditions of the plan). The specified percentage of the bonus pool that is currently allocated to each of the executive officers is as follows: Mr. Kelly - 30%; Mr. Kalbfleisch - 20%; Mr. Tassiopoulos - 20%; and Mr. O’Daniel - 20%. A participant must be employed with the Company at the time of the qualifying transaction (or have been terminated by the Company without cause or resigned for good reason within the period of 120 days prior to the qualifying transaction) to be eligible for a bonus with respect to the qualifying transaction. If a participant resigns (other than for good reason) or otherwise forfeits his or her interest under the bonus plan, the forfeited interest may be regranted by the Board as one or more new awards under the plan or, to the extent not re-granted before the time of a qualifying transaction, would be reallocated to the other participants on a pro-rata basis. Bonuses under the plan would generally be paid in connection with the closing of the qualifying transaction, but may be subject to any deferred payment arrangement (such as an escrow or earn-out provision) that applies to the consideration paid in the transaction to the Company or its stockholders. No bonuses were payable to any of the named executive officers under the sale bonus plan in connection with the Overland Divestiture.
Employment, Severance and Change in Control Agreements
Peter Tassiopoulos. In December 2017, the Board approved certain compensation arrangements for Mr. Tassiopoulos. Pursuant to these arrangements, if Mr. Tassiopoulos’ employment continues through a change in control of the Company (or if his employment is terminated by the Company without cause or he resigns for good reason (as such terms are defined in the agreement) prior to the change in control), he will be entitled to receive a lump sum payment of $360,000, and his outstanding and unvested equity-based awards granted by the Company will fully accelerate. In addition, if at any time his employment is terminated by the Company without cause or he resigns for good reason, he will be entitled to receive an amount equal to the estimated premiums he would be required to pay to continue health insurance coverage under our insurance plans for himself and his eligible dependents under COBRA for 12 months following the date of his termination. The benefits described above are contingent upon Mr. Tassiopoulos providing us with a general release of all claims and the entry into a settlement and release agreement by Mr. Tassiopoulos with respect to his prior bonus and severance arrangements with the Company.
Eric L. Kelly. In connection with the Overland Divestiture, Mr. Kelly ceased to serve as the Company’s Chief Executive Officer and no longer holds any positions with the Company. Prior to his termination and in connection with our acquisition of Overland, we assumed the employment agreement then in effect between Overland and Mr. Kelly, who had been serving as Overland’s President and Chief Executive Officer and was appointed our Chairman and Chief Executive Officer, effective December 1, 2014. The agreement provided for Mr. Kelly to earn a base salary of $400,000 and to be eligible to receive an annual bonus based upon the achievement of financial and management objectives reasonably established by our Board of Directors or an authorized committee of our Board of Directors. His annual bonus target was 100% of the greater of $400,000 or his base salary as of the end of the applicable fiscal quarter or year in which the bonus is earned, and he had the opportunity to earn an annual bonus of up to 150% of the target bonus. To the extent that any travel, lodging or auto-expense reimbursements we make to Mr. Kelly are taxable to him, we will provide him with a tax restoration payment so that he will be put in the same after-tax position as if such reimbursements had not been subject to tax. Mr. Kelly’s employment agreement automatically renewed each year for an additional one-year term.

Mr. Kelly’s employment agreement also provided that if we terminate his employment without cause or if he resigned from employment for good reason (other than in the circumstances contemplated by his retention agreement described below), we would be obligated to pay him an aggregate severance payment equal to the sum of (i) 150% of the greater of his base salary then in effect or his original base salary, (ii) a portion of his target bonus prorated based on the number of days he was employed during the period on which the target bonus is based (such pro-rated target bonus to also be paid if his termination were due to his death or disability), (iii) an amount equal to the estimated premiums he would be required to pay to continue health insurance coverage under our insurance plans for himself and his eligible dependents under COBRA for 18 months following the date of his termination, and (iv) the estimated amount necessary for him to continue life, accident, medical and dental insurance benefits for himself and his eligible dependents in amounts substantially similar to those which he received immediately prior to the date of his termination for a period of 18 months following his termination (reduced by the amount of any payment for COBRA premiums as described in clause (iii) above). For these purposes, the terms “cause” and “good reason” are defined in the agreement, and a termination of employment by us without cause included a termination by us at the end of the term then in effect. The severance payment would be made in equal monthly installments over 18 months in accordance with our regular payroll practices. In addition, Mr. Kelly would be entitled to accelerated vesting for any unvested portion of his then outstanding stock options and any other equity-based awards that would otherwise have vested during the 12-month period following his termination. In the case of vested stock options, he would be permitted to exercise such options in whole or in part at any time within one year of the date of his termination, subject to earlier termination upon the expiration of the maximum term of the applicable options under the applicable plan or upon a change in control. The severance benefits described above are contingent upon Mr. Kelly providing us with a general release of all claims. Mr. Kelly’s employment agreement was assigned to Overland following the Overland Divestiture.
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
The Overland Divestiture constituted a change in control under the retention agreement. Mr. Kelly provided the Company with a general release of claims in February 2019 which provided for accelerated vesting of his restricted stock units and a negotiated payment of $160,000 in satisfaction of his rights to certain cash payments under the retention agreement and other compensation arrangements described above.

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

Joseph L. O’Daniel. Mr. O’Daniel, who became our President in November 2018, is an at-will employee and his employment may be terminated by us for any reason, with or without notice. Mr. O’Daniel currently earns an annual salary of $200,000 per year and is eligible to receive an annual bonus based upon the achievement of financial and management objectives reasonably established by our Board of Directors or an authorized committee of our Board of Directors. His annual bonus target is 100% of the greater of $200,000 or his base salary as of the end of the applicable fiscal quarter or year in which the bonus is earned. Upon his joining us in January 2017, we entered into an offer letter with Mr. O’Daniel that provided for him to be paid a retention bonus in the amount of $700,442 if he continued employment with us through January 12, 2018. In February 2018, Mr. O’Daniel received an award of fully vested shares of our common stock valued at $181,284 in lieu of cash for a portion of the retention bonus. The remaining amount of the retention bonus has not yet been paid and is being renegotiated by the parties. Mr. O’Daniel’s offer letter also provided that if his employment was terminated by us without cause before the second anniversary of his January 2017 start date, then he would be eligible to receive severance benefits consisting of the retention bonus and the base salary he would have received for the period from the date of termination until the second anniversary of his start date. This severance provision has now expired and Mr. O’Daniel is no longer eligible for such severance.
Discontinued Operations
As previously disclosed, in November 2018, the Company sold all of the issued and outstanding shares of capital stock of Overland Storage, Inc (the “Overland Divestiture”). The Overland Divestiture constituted a change in control as defined in each of the foregoing arrangements, and each of our named executive officers remained employed with us through the closing of the transaction. Accordingly, each named executive officer would be entitled to the applicable payments and benefits under these arrangements on the terms described above. Mr. Kelly’s employment agreement has been assigned to Overland. Any other benefits to which each named executive officer may be entitled are being negotiated and are contingent upon the named executive officer providing us with a general release of all claims.
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
A total of 640,843 common shares are authorized for issuance with respect to awards granted under the 2015 Plan (not including shares subject to terminated awards under our Second Amended and Restated Stock Option Plan that become available for issuance under the 2015 Plan). In addition, the share limit will automatically increase on the first trading day of April 2019 by an amount equal to the lesser of (i) ten percent (10%) of the total number of common shares issued and outstanding on March 31, 2019 or (ii) such number of common shares as may be established by the Board, and will automatically increase on the first trading day in January of each calendar year thereafter during the term of the 2015 Plan (commencing with January 2020) by an amount equal to the lesser of (i) ten percent (10%) of the total number of common shares issued and outstanding on December 31 of the immediately preceding calendar year, or (ii) such number of common shares as may be established by the Board. Awards under the 2015 Plan may be in the form of incentive or nonqualified stock options, stock appreciation rights, stock bonuses, restricted stock, stock units and other forms of awards including cash awards. Awards under the plan generally will not be transferable other than by will or the laws of descent and distribution, except that the plan administrator may authorize certain transfers.
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
Compensation of Directors
The following table provides compensation information for the members of our Board of Directors during 2018 who were not employed by us or any of our subsidiaries (“non-employee directors”). Eric Kelly and Peter Tassiopoulos are each named executive officers who also served on the Board of Directors during 2018. The 2018 compensation information for each of these individuals is presented in the Summary Compensation Table above and they were not entitled to any additional compensation for their service on the Board during fiscal 2018.

Name	Fees Earned ($)	Stock Awards(1) ($)		All Other Compensation ($)	Total ($)

Cheemin Bo-Linn	135,000	12,367	(2)	—	147,365
Vivekanand Mahadevan	135,000	12,367	(2)	—	147,365
Duncan McEwan	125,000	12,367	(2)	—	137,365
_______________

(1)	At the end of fiscal 2018, our non-employee directors did not have any outstanding equity awards.

(2)
These amounts are comprised of two awards: i) a stock award for 561 shares granted on March 28, 2018 and was valued at $7.92 per share on the grant date (the closing market price for a share of our common stock on that date); and ii) a stock award for 1,981 shares granted on May 8, 2018 and was valued at $4.00 per share on the grant date (the closing market price for a share of our common stock on that date). The stock awards were fully vested on grant and paid in lieu of cash for fees associated with services on the Special Committee as described below.

The non-employee board members are paid $10,000 per quarter for their service on the Board except that the Chair of the Audit Committee and the Lead Board member are paid $12,500 per quarter for their service on the Board. During 2018, the Board also granted restricted stock units to certain non-employee directors as described in the notes to the table above. The Board retains complete discretion to adopt or modify our programs for providing cash and/or equity-based compensation to our non-employee directors as it deems appropriate from time to time.
In August 2017, the Board formed a special committee (the “Special Committee”) to evaluate strategic options for the Company and appointed Messrs. Mahadevan and McEwan, and Dr. Bo-Linn to the Special Committee. Each member earned $10,000 per month for their service on the Special Committee. Beginning in January 2018 and through April 2018, the $10,000 per month was paid 50% in cash and 50% in common shares. The Special Committee was terminated in November 2018.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Equity Compensation Plan Information
The following table provides information about our equity compensation plans as of the last day of fiscal 2018, unless otherwise footnoted below. The Company maintains its 2012 Option Plan (“2012 Plan”), 2015 Performance Incentive Plan (“2015 Plan”), and 2015 Employee Stock Purchase Plan (“ESPP”), which have been approved by the Company’s shareholders. No new awards may be granted under the 2012 Plan.

Plan Category	(a) Number of Common Shares to be Issued Upon Exercise of Outstanding Options and Rights	(b) Weighted-average Exercise Price of Outstanding Options and Rights(1)	(c) Number of Common Shares Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Shares Reflected in Column (a))

Equity compensation plans approved by our shareholders(2)	71,404	$322.57	179,956
Equity compensation plans not approved by our shareholders(3)	1,650	—	—
Total	73,054		179,956
_________________

(1)	The weighted-average exercise prices do not reflect shares subject to outstanding awards of restricted stock units.

(2)
Of the aggregate number of shares that are to be issued upon exercise of outstanding options and rights as reported in column (c), 142,456 were available under the 2015 Plan and 37,500 were available under the ESPP. The 2015 Plan permits the granting of the following types of incentive awards: stock options, stock appreciation rights, restricted shares, and stock units.

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

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
The following table sets forth certain information with respect to the beneficial ownership of our common shares as of March 20, 2019 by each shareholder known to us to beneficially own more than 5% of our common shares, each director, and each executive officer named in the Summary Compensation table above, and all directors and executive officers of Sphere 3D as a group:

Beneficial Owner(1)	Number of Shares Beneficially Owned(2)		Percent(3)

Cyrus Capital Partners, L.P.	270,618	(4)	12.0%
65 East 55 Street, 35th Floor
New York, NY 10022
MF Ventures, LLC	226,821	(5)	9.9%
201 Spear Street, 14th Floor
San Francisco, CA 94105
Peter Tassiopoulos	1,000	(6)	*
Eric L. Kelly	39,745	(7)	1.8%
Kurt L. Kalbfleisch	7,902	(8)	*
Joseph O'Daniel	10,625		*
Cheemin Bo-Linn	4,544		*
Duncan McEwan	3,596		*
Vivekanand Mahadevan	3,185		*
Current directors and executive officers as a group (6 persons)	30,852	(9)	1.4%
_______________
* Less than 1%

(1)
Except as otherwise indicated, the persons named in this table have sole voting and investment power with respect to all common shares shown as beneficially owned by them. Unless otherwise noted, the address for each beneficial owner is: c/o Sphere 3D Corp., 895 Don Mills Road, Bldg.2, Suite 900, Toronto, Ontario, Canada M3C 1W3.

(2)
Under the rules of the Securities and Exchange Commission, a person is deemed to be the beneficial owner of shares that can be acquired by such person within 60 days upon the exercise of options or warrants and vesting of stock awards.

(3)
Calculated on the basis of 2,258,071 shares of common stock outstanding as of March 20, 2019, provided that any additional shares of common stock that a stockholder has the right to acquire within 60 days after March 20, 2019 are deemed to be outstanding for the purpose of calculating that stockholder’s percentage beneficial ownership.

(4)
Information was obtained from Cyrus Capital Partners, L.P. pursuant to Schedule 13D/A filed on EDGAR on November 16, 2018 and Company records. Certain funds and affiliates managed by Cyrus, directly and indirectly own these shares (the “Cyrus Group”). The Cyrus Group is comprised of Cyrus Capital Partners, L.P., a Delaware limited partnership, (“Cyrus”), Crescent 1, L.P., a Delaware limited partnership (“Crescent”), CRS Master Fund, L.P., a Cayman Islands exempted limited partnership, (“CRS”), Cyrus Opportunities Master Fund II, Ltd., a Cayman Islands exempted limited company, (“Cyrus Opportunities)”, Cyrus Select Opportunities Master Fund, Ltd., a Cayman Islands exempted limited company, (“Cyrus Select”), Cyrus Capital Partners GP, L.L.C., a Delaware limited partnership, (“Cyrus GP”), Cyrus Capital Advisors, L.L.C., a Delaware limited liability company, (“Cyrus Advisors”), and Mr. Stephen C. Freidheim. Each of Crescent, CRS, Cyrus Opportunities and Cyrus Select, or collectively the Cyrus Funds, are private investment funds engaged in the business of acquiring, holding and disposing of investments in various companies. Cyrus is the investment manager of each of the Cyrus Funds. Cyrus GP is the general partner of Cyrus. Cyrus Advisors is the general partner of Crescent and CRS. Mr. Freidheim is the managing member of Cyrus GP and Cyrus Advisors and is the Chief Investment Officer of Cyrus. Crescent, CRS, Cyrus Opportunities, Cyrus Select and Mr. Freidheim have entered into an investment management agreement with Cyrus giving Cyrus full voting and disposition power over the shares of common stock held by the Cyrus Group. Does not include 6,500,000 Preferred Shares which may become exercisable into shares of common stock, if later approved by the shareholders no sooner than May 13, 2019.

(5)
Information was obtained from MF Ventures, LLC pursuant to an Early Warning Report filed on SEDAR on March 8, 2019. These shares include the right to acquire 37,500 shares upon exercise of warrants. MF Ventures, LLC is a limited liability company formed to make one or more investments in business ventures or activities deemed appropriate by Victor B. MacFarlane, as Manager of MF Ventures, LLC. Mr. MacFarlane as Manager of MF Ventures, LLC and Thaderine D. MacFarlane as a controlling member of MF Ventures, LLC share voting power over the shares of common stock held by MF Ventures, LLC.

(6)	These shares include the right to acquire shares upon exercise of 500 stock options.

(7)
Information is based upon a Form 4 filed on EDGAR by Mr. Kelly on June 20, 2018, as adjusted for the share consolidation in November 2018, and Company records related to a release of vested RSU shares in February 2019.

(8)
These shares include the right to acquire shares upon exercise of 500 stock options. Does not include the release of restricted stock awards that are eligible for accelerated vesting as a result of the Overland Divestiture. Under the terms of the retention agreement with Mr. Kalbfleisch, unvested restricted stock awards were eligible for accelerated vesting at the closing of the Overland Divestiture, provided he executes a release of claims.

(9)
These shares include the right to acquire shares upon exercise of 1,000 stock options beneficially owned by our executive officers. Does not include release of restricted stock awards that are eligible for accelerated vesting as a result of the Overland Divestiture.

Item 13. Certain Relationships and Related Transactions, and Directors Independence
Purchase Agreement. On February 20, 2018, the Company, Overland Storage, Inc., a California corporation and a wholly owned subsidiary of the Company at such time (“Overland”), and Silicon Valley Technology Partners, Inc. (formerly Silicon Valley Technology Partners LLC) (“SVTP”), a Delaware corporation established by Eric Kelly, the Company’s former Chief Executive Officer and Chairman of the Board of Directors, entered into a share purchase agreement (the “Purchase Agreement”).
On November 13, 2018, pursuant the Purchase Agreement, the Company sold to SVTP all of the issued and outstanding shares of capital stock of Overland in consideration for (i) the issuance to the Company of shares of Series A Preferred Stock of SVTP representing 19.9% of the outstanding shares of capital stock of SVTP as of the closing with a value of $2.1 million, (ii) the release of the Company from outstanding debt obligations totaling $41.7 million assumed by SVTP, and (iii) $1.0 million in cash proceeds from SVTP. In connection with the closing, the Company filed an articles of amendment to its articles of amalgamation setting forth the rights, privileges, restrictions and conditions of a new series of non-voting preferred shares of the Company (the “Series A Preferred Shares”) and entered into a Conversion Agreement, by and between the Company and FBC Holdings, pursuant to which $6.5 million of the Company’s outstanding secured debt was converted into 6,500,000 Series A Preferred Shares (the “Preferred Shares”).
Related party note payable. The Company entered into a $0.5 million note payable held by SVTP. The note payable bears an interest at a rate of 8.0% per annum. The principal amount of the note payable along with any unpaid interest is due on May 13, 2019. The obligations under the note payable are secured by the SVTP Preferred Shares held by the Company.

Series A Redeemable Preferred Shares. The Preferred Shares (i) are convertible into the Company’s common shares, subject to prior shareholder approval, at a conversion rate equal to $1.00 per share, plus accrued and unpaid dividends, divided by an amount equal to 0.85 multiplied by a 15-day volume weighted average price per common share prior to the date the conversion notice is provided (the “Conversion Rate”), subject to a conversion price floor of $0.80, (ii) carry a cumulative preferred dividend at a rate of 8% of the subscription price per preferred share, (iii) are subject to mandatory redemption for cash at the option of the holders thereof after a two-year period, and (iv) carry a liquidation preference equal to the subscription price per preferred share plus any accrued and unpaid dividends.
The common shares issuable upon the conversion of the Preferred Shares may constitute more than 20% of the common shares of the Company currently outstanding and may result in a change of control of the Company, and therefore the Company will seek shareholder approval for the issuance of all common shares issuable upon conversion of the Preferred Shares; provided, however, that the Company shall not seek shareholder approval unless such approval would occur after the six-month anniversary of the initial issue date of the Preferred Shares. In the event shareholder approval is not obtained, FBC Holdings and its affiliates will not be entitled to convert such Preferred Shares into common shares, but any unaffiliated transferee may convert all or any part of the Preferred Shares held by such transferee into the number of fully paid and non-assessable common shares that is equal to the number of Preferred Shares to be converted multiplied by the Conversion Rate in effect on the date of conversion; provided that, (x) after such conversion, the common shares issuable upon such conversion, together with all Common Shares held by such third party transferee that are or would be deemed to be aggregated under the rules of the Nasdaq Stock Market, in the aggregate would not exceed 19.9% of the total number of common shares of the Company then outstanding and (y) such conversion and issuance would not otherwise violate or cause the Company to violate the Company’s obligations under the rules or regulations of the Nasdaq Stock Market.
Exchange and Buyout Agreement. In November 2018, in connection with the divestiture of Overland, the Company the entered into an Exchange and Buy-Out Agreement (the “Exchange Agreement”), between the Company, FBC Holdings, SVTP, and MF Ventures LLC (“MFV”). Under the terms of the Exchange Agreement, (i) the Company granted FBC Holdings the right to exchange up to 2,500,000 of the Company’s Preferred Shares held by FBC Holdings for up to all of the SVTP Preferred Shares held by the Company (the “Exchange Right”), with such Exchange Right expiring within two years of the November 2018 closing, and (ii) MFV and SVTP have the right to purchase up to 2,120,301 of the SVTP Series A Preferred Shares held by FBC Holdings plus up to 2,500,000 Preferred Shares held by FBC Holdings (or, following exercise of the Exchange Right by FBC Holdings, the SVTP shares held by FBC Holdings) (the “Buy-out Right”), with such Buy-out Right expiring within one year of the November 2018 closing. If MFV or SVTP exercise their Buy-out Right prior to FBC Holdings’s exercise of its Exchange Right, then any Preferred Shares subject to the exercise of the Buy-out Right will automatically be exchanged for the same number of SVTP Preferred Shares that would have been issued to FBC Holdings had the Exchange Right been exercised prior to the buy-out.
In connection with the Exchange Agreement, the Company entered into a security and pledge agreement between the Company and FBC Holdings, pursuant to which, among other things, the Company granted a security interest to FBC Holdings in all the SVTP Preferred Shares held by the Company to secure the Company’s obligations under the Exchange Agreement.
Assignment of Credit Agreement. In April 2016, the Company entered into a Credit Agreement with Opus Bank for a term loan. On June 6, 2018, the Credit Agreement was assigned by Opus Bank to Colbeck. On August 16, 2018, the Credit Agreement was assigned by Colbeck to FBC Holdings, a related party. The Credit Agreement had a 13.25% simple annual interest rate. On November 13, 2018, the Company closed the transactions contemplated by the Purchase Agreement and, in connection therewith, SVTP assumed the obligations of the Company under the Credit Agreement, which had an outstanding balance, including accrued interest and debt cost, of $20.4 million at such time. Further, in connection with of the closing of the Purchase Agreement, Overland, Tandberg Data GMBH, SVTP, and FBC Holdings amended and restated the Credit Agreement pursuant to which the Company was a third party beneficiary of certain provisions therein.

For the year ended December 31, 2018, interest expense, including amortization of debt costs, on the credit facilities was $2.8 million, of which $0.5 million was related party interest expense, and is included on in the statement of operation in net loss from discontinued operations.
Private Placement. In August 2017, the Company entered into a securities purchase agreement with certain investors pursuant to which the Company issued (i) 75,000 common shares, of which 49,375 common shares were issued to related parties, and (ii) warrants for the purchase of up to 75,000 common shares, of which 49,375 warrants were issued to related parties, in a private placement in exchange for a cash payment of $3.0 million. The purchase price was $40.00 per common share and warrant to purchase one common share, and the exercise price of the warrants is $42.00 per warrant share.
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
Registered Direct Offering and Concurrent Private Placement. On March 24, 2017, the Company entered into a securities purchase agreement with certain investors party thereto, pursuant to which the Company issued to the investors, in the aggregate, 102,273 of the Company’s common shares, of which 22,727 common shares and warrants to purchase 22,727 shares were issued to a related party, for gross proceeds of $4.5 million. The security purchase agreement also provided for the concurrent private placement of warrants exercisable to purchase up to 108,409 common shares. Each warrant had an exercise price of $60.00 per warrant share. In August 2017, the Company issued additional common shares, which triggered a price adjustment for the March 2017 warrants from $60.00 to $40.00 and the Company issued, in the aggregate, additional warrants exercisable to purchase up to 54,205 common shares, of which a related party received 11,364 warrants exercisable to purchase common shares. In March 2018, the Company entered into warrant exchange agreements, in a privately negotiated exchange under Section 4(a)(2) of the Securities Act of 1933, as amended, pursuant to which the Company issued 178,875 common shares in exchange for the surrender and cancellation of the Company’s outstanding March 24, 2017 warrants (the “Exchange”). Immediately after the Exchange, the previously issued warrants became null and void. A related party participated in the Exchange by acquiring 37,500 common shares in exchange for the cancellation of a warrant to purchase 34,091 common shares.
Private Placement. Between December 2016 and March 16, 2017, the Company completed a private placement and issued a total of 90,700 “Units” at a purchase price of $60.00 per Unit. Each Unit consisted of one common share and one warrant from each of two series of warrants. The Company received gross proceeds of $5.4 million in connection with the sale of the Units. The warrants were exercisable to purchase 181,400 common shares in the aggregate. In July 2017, the warrants issued between December 30, 2016 and March 16, 2017 were null and void as a result of the Amended and Restated Warrants agreement.
Related Party Secured Note. In April 2016, the Company modified its secured note with FBC Holdings, pursuant to which the holder made an additional advance and principal amount under the secured note amount was increased to $24.5 million. The secured note had a 8.0% simple annual interest rate. The obligations under the secured note were secured by substantially all assets of the Company. On November 13, 2018, in connection with the closing of the Purchase Agreement, the Company entered into a Conversion and Royalty Agreement, by and among the Company, SVTP and FBC Holdings pursuant to which, among other things, SVTP assumed the obligations and liabilities of the Company with regard to $19.0 million of the secured note, including accrued interest expense, and effective upon the execution of such Conversion and Royalty Agreement, the Company and its subsidiaries were automatically released as obligors and guarantors under the secured note. Further, in connection with the closing, the Company entered into a Conversion Agreement, by and between the Company and FBC Holdings, pursuant to which the remaining $6.5 million of the Company’s secured debt was converted into 6,500,000 Preferred Shares.
For the years ended December 31, 2018 and 2017, we issued 219,434 and 73,287 common shares, respectively, for the settlement of fees associated with 2018 amendments to the loan and accrued interest expense. For the years ended December 31, 2018 and 2017, interest expense, including amortization of debt costs, on the convertible note was $2.5 million and $2.2 million, respectively, and is included on in the statements of operations in net loss from discontinued operations.

Related Party Debt. In December 2017, the Company entered into a $2.0 million subordinated promissory note with MF Ventures, LLC. The promissory note had a 12.5% simple annual interest rate. On November 13, 2018, pursuant to the Purchase Agreement, the promissory note balance of $2.3 million, including interest paid in kind, was assumed by SVTP. For the year ended December 31, 2018, interest expense, including amortization of debt costs, on the related party promissory note was $0.3 million and is included in the statement of operation in net loss from discontinued operations.
In September 2016, the Company entered into a $2.5 million term loan agreement with FBC Holdings. In January 2018 the loan was paid in full per the term loan agreement. The term loan bore interest at a 20.0% simple annual interest rate. At December 31, 2018 the term loan was paid in full. For the years ended December 31, 2017, interest expense, including amortization of debt costs, on the term loan was $0.3 million and is included in the statement of operation in net loss from discontinued operations.
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
Director Independence
The Board has determined that the following current directors are independent within the meaning of NI 58-101 and NI 52-110 and NASDAQ Marketplace Rule 5605(a)(2): Cheemin Bo-Linn, Vivekanand Mahadevan and Duncan McEwan. The Board has determined that Peter Tassiopoulos is not independent because of his position as Chief Executive Officer of the Company. As a result, the Board is currently comprised of three independent directors and a majority of independent directors.
Item 14. Principal Accounting Fees and Services
The aggregate fees incurred by the Company’s current external auditor, Moss Adams, in each of the last two years for audit and other fees are as follows (in thousands):

	2018	2017

Audit fees(1)	$482	$525
Audit related fees(2)	46	59
Tax fees(3)	30	1
All other fees(4)	—	—
	$558	$585
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
Pre-Approval Policies and Procedures
The Audit Committee has the authority to pre-approve all non-audit services to be provided to the Company by its independent auditor. All services provided by Moss Adams during the years 2018 and 2017 were pre-approved by the Audit Committee.

PART IV
Item 15. Exhibits, Financial Statements Schedules
(a) Documents filed as part of this report.
(1) Financial Statements.
(2) Financial Statement Schedules.
Schedules not listed above have been omitted because they are not applicable or are not required or the information required to be set forth therein is included in the consolidated financial statements or notes thereto.
(3) Exhibits.
List of Exhibits required by Item 601 of Regulation S-K. See part (b) below.

(b) Exhibits.

Exhibit		Filed	Incorporated by Reference
Number	Description	Herewith	Form	File No.	Date Filed

1.1	Underwriting Agreement, dated April 13, 2018 by and among the Company and the several underwriters named in Schedule I thereto		8-K	001-36532	4/17/2018

2.1*	Share Purchase Agreement dated February 20, 2018 between Sphere 3D Corp., Overland Storage, Inc., and Silicon Valley Technology Partners LLC		8-K	001-36532	2/21/2018

2.2	Amendment to Share Purchase Agreement, by and among Sphere 3D Corp., Overland Storage, Inc., and Silicon Valley Technology Partners, Inc., dated as of August 21, 2018		8-K	001-36532	8/21/2018

2.3	Second Amendment to Share Purchase Agreement, by and among Sphere 3D Corp., Overland Storage, Inc., and Silicon Valley Technology Partners, Inc., dated as of November 1, 2018		8-K	001-36532	11/2/2018

3.1	Certificate and Articles of Amalgamation		6-K	001-36532	3/25/2015

3.2	Certificate of Amendment to the Articles of Amalgamation of the Company		6-K	001-36532	7/17/2017

3.3	Certificate of Amendment to the Articles of Amalgamation of the Company		8-K	001-36532	10/2/2018

3.4	Certificate of Amendment to the Articles of Amalgamation of the Company		8-K	001-36532	11/5/2018

3.5	Certificate of Amendment to the Articles of Amalgamation of the Company		8-K	001-36532	11/14/2018

3.6	By-Law No. 1, as Amended		6-K	001-36532	7/17/2017

3.7	By-Law No. 2		6-K	001-36532	5/12/2017

4.1	Specimen certificate evidencing Common Shares		F-3	333-210735	4/13/2016

4.2	Form of Warrant		6-K	001-36532	6/2/2015

4.3	Form of Warrant		6-K	001-36532	10/7/2015

4.4	Form of Warrant		6-K	001-36532	8/15/2017

4.5	Form of Warrant		8-K	001-36532	4/17/2018

10.1	8% Senior Secured Convertible Debenture dated December 1, 2014 between the Company and FBC Holdings S.A.R.L.		6-K	001-36532	12/16/2014

10.2	First Amendment to 8% Senior Secured Convertible Debenture dated November 30, 2015 between the Company and FBC Holdings S.A.R.L.		6-K	001-36532	12/2/2015

10.3	Second Amendment to 8% Senior Secured Convertible Debenture dated April 6, 2016 between the Company and FBC Holdings S.A.R.L.		6-K	001-36532	4/7/2016

Exhibit		Filed	Incorporated by Reference
Number	Description	Herewith	Form	File No.	Date Filed
10.4	Third Amendment to 8% Senior Secured Convertible Debenture dated March 30, 2018 between the Company and FBC Holdings S.A.R.L.		10-Q	001-36532	5/10/2018

10.5	Fourth Amendment to 8% Senior Secured Convertible Debenture dated June 1, 2018 between the Company and FBC Holdings S.A.R.L.		10-Q	001-36532	8/14/2018

10.6	Fifth Amendment to 8% Senior Secured Convertible Debenture dated June 4, 2018 between the Company and FBC Holdings S.A.R.L.		10-Q	001-36532	8/14/2018

10.7	Sixth Amendment to 8% Senior Secured Convertible Debenture dated June 15, 2018 between the Company and FBC Holdings S.A.R.L.		10-Q	001-36532	8/14/2018

10.8	Seventh Amendment to 8% Senior Secured Convertible Debenture dated June 29, 2018 between the Company and FBC Holdings S.A.R.L.		10-Q	001-36532	8/14/2018

10.9	Eighth Amendment to 8% Senior Secured Convertible Debenture dated July 13, 2018 between the Company and FBC Holdings S.A.R.L.		10-Q	001-36532	8/14/2018

10.10	Ninth Amendment to 8% Senior Secured Convertible Debenture dated July 23, 2018 between the Company and FBC Holdings S.A.R.L.		10-Q	001-36532	8/14/2018

10.11	Form of Purchase Agreement		6-K	001-36532	6/2/2015

10.12	Form of Subscription Agreement		6-K	001-36532	10/7/2015

10.13	Conversion Agreement, dated November 13, 2018, by and between Sphere 3D Corp. and FBC Holdings S.A.R.L.		8-K	001-36532	11/14/2018

10.14	Conversion and Royalty Agreement, dated November 13, 2018, by and among, Sphere 3D Corp., FBC Holdings S.A.R.L. and Silicon Valley Technology Partners, Inc.		8-K	001-36532	11/14/2018

10.15	Share Exchange and Buy-Out Agreement, dated November 13, 2018, by and among Sphere 3D Corp., FBC Holdings S.A.R.L, MF Ventures LLC.		8-K	001-36532	11/14/2018

10.16	Security and Pledge Agreement, dated November 13, 2018, by and between Sphere 3D Corp. and FBC Holdings S.A.R.L.		8-K	001-36532	11/14/2018

10.17	Secured Promissory Note, dated November 13, 2018 by and among Sphere 3D Corp., HVE Inc., and Overland Storage, Inc.		8-K	001-36532	11/14/2018

10.18	Pledge Agreement dated November 13, 2018 by and among Sphere 3D and Overland Storage, Inc.		8-K	001-36532	11/14/2018

10.19	Sphere 3D Second Amended and Restated Stock Option Plan		F-4	333-197569	7/23/2014

10.20	Sphere 3D Corp. 2015 Performance Incentive Plan, as amended		S-8	333-214605	11/14/2018

10.21	Form of Inducement Restricted Stock Unit Agreement		S-8	333-209251	2/1/2016

Exhibit		Filed	Incorporated by Reference
Number	Description	Herewith	Form	File No.	Date Filed
10.22	Form of Executive Inducement Restricted Stock Unit Agreement		S-8	333-209251	2/1/2016

10.23	Sphere 3D Corp. Employee Stock Purchase Plan, as amended		S-8	333-205236	1/29/2018

10.24+	Employment Agreement between Overland Storage, Inc. and Eric Kelly dated August 3, 2011		8-K	000-22071	8/4/2011

10.25+	Amended and Restated Retention Agreement between Sphere 3D Corp. and Eric Kelly dated December 18, 2017		10-K	001-36532	3/21/2018

10.26+	Amended and Restated Employment Agreement between Sphere 3D Corp. and Kurt Kalbfleisch dated December 18, 2017		10-K	001-36532	3/21/2018

10.27+	Form of Stay Bonus Letter Agreement dated December 18, 2017 between Sphere 3D Corp. and Eric Kelly, Kurt Kalbfleisch and Peter Tassiopoulos		10-K	001-36532	3/21/2018

10.28+	Sale Bonus Plan dated December 18, 2017 and Form of Award Agreement between Sphere 3D Corp. and Eric Kelly, Kurt Kalbfleisch and Peter Tassiopoulos		10-K	001-36532	3/21/2018

10.29+	Form of Restricted Stock Unit Agreement dated December 18, 2017 between Sphere 3D Corp. and Eric Kelly and Kurt Kalbfleisch		10-K	001-36532	3/21/2018

10.30+	Retention Agreement between Sphere 3D Corp. and Peter Tassiopoulos dated December 18, 2017		10-K	001-36532	3/21/2018

10.31+	Form of Executive Stock Option Agreement		10-K	001-36532	3/21/2018

10.32	Plano, Texas Lease Agreement dated March 25, 2016 between Unified ConneXions, Inc. and Prologis TLF (Dallas), LLC		10-K	001-36532	3/21/2018

10.33+	Offer of Employment Letter between Sphere 3D Corp. and Joseph O’Daniel dated January 25, 2017	X

10.34	Form of Officer and Director Indemnity Agreement	X

10.35+	General Release between Sphere 3D Corp. and Eric Kelly effective January 14, 2019	X

10.36	Transition Services Agreement dated November 13, 2018 between the Company and Overland Storage, Inc.	X

10.37	Promissory Note and Security Agreement dated December 19, 2018 between HVE Inc., a subsidiary of Sphere 3D Corp., and Citizens National Bank of Texas	X

14.1	Code of Business Conduct and Ethics Policy		6-K	001-36532	4/1/2015

21.1	Subsidiaries of Registrant	X

23.1	Consent of Independent Registered Public Accounting Firm	X

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

Exhibit		Filed	Incorporated by Reference
Number	Description	Herewith	Form	File No.	Date Filed
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

101.INS	XBRL Instance Document	X

101.SCH	XBRL Taxonomy Extension Schema	X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase	X

101.DEF	XBRL Taxonomy Extension Definition Linkbase	X

101.LAB	XBRL Taxonomy Extension Label Linkbase	X

101.PRE	XBRL Taxonomy Presentation Linkbase	X
_______________
* All schedules to the Purchase Agreement have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The Company hereby agrees to furnish supplementary a copy of any omitted schedule to the SEC upon request.
+ Management contract or compensation plan or arrangement.
Item 16. Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Sphere 3D Corp.

/s/ Peter Tassiopoulos
Peter Tassiopoulos
Chief Executive Officer
Date:   March 29, 2019
POWER OF ATTORNEY
Each person whose signature appears below constitutes and appoints Peter Tassiopoulos and Kurt L. Kalbfleisch, jointly and severally, as his attorney-in-fact, each with the power of substitution, for him in any and all capacities, to sign any amendments to this annual report on Form 10-K and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof. Pursuant to the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ PETER TASSIOPOULOS	Chief Executive Officer (Principal Executive Officer)	March 29, 2019
Peter Tassiopoulos

/s/ KURT L. KALBFLEISCH	Chief Financial Officer (Principal Financial and Accounting Officer)	March 29, 2019
Kurt L. Kalbfleisch

/s/ CHEEMIN BO-LINN	Director	March 29, 2019
Cheemin Bo-Linn

/s/ VIVEKANAND MAHADEVAN	Director	March 29, 2019
Vivekanand Mahadevan

/s/ DUNCAN MCEWAN	Director	March 29, 2019
Duncan McEwan

Report of Independent Registered Public Accounting Firm
To the Shareholders and the Board of Directors of
Sphere 3D Corp.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Sphere 3D Corp. (the “Company”) as of December 31, 2018 and 2017, the related consolidated statements of operations, comprehensive loss, cash flows, and shareholders’ equity for the years then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2018 and 2017, and the consolidated results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.
Going Concern Uncertainty
The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has suffered recurring losses from operations, has a net working capital deficiency, and may not be able to amend, refinance, or pay off its debt and credit facilities, that raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.
Change in Accounting Principle
As discussed in Note 2 to the consolidated financial statements, in 2018 the Company changed its method of accounting for revenue recognition due to the adoption of Accounting Standards Codification Topic No. 606.
Emphasis of a Matter
As discussed in Notes 1 and 3 to the consolidated financial statements, on November 13, 2018, the Company completed a transaction resulting in the disposition of its formerly wholly owned subsidiary, Overland Storage, Inc. The balance sheet as of December 31, 2017 and operating results for the years ended December 31, 2018 and 2017, of Overland Storage, Inc. have been presented as discontinued operations in the accompanying consolidated financial statements.
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
March 29, 2019
We have served as the Company’s auditor since 2015.

Sphere 3D Corp.
Consolidated Balance Sheets
(in thousands of U.S. dollars, except shares)

	December 31, 2018	December 31, 2017
Assets
Current assets:
Cash and cash equivalents	$341	$600
Accounts receivable, net	1,142	1,911
Inventories	1,230	1,449
Other current assets	784	418
Assets of discontinued operations	—	72,009
Total current assets	3,497	76,387
Investment in affiliate	2,100	—
Property and equipment, net	6	24
Intangible assets, net	3,348	5,198
Goodwill	1,385	1,385
Other assets	950	286
Total assets	$11,286	$83,280
Liabilities and Shareholders’ (Deficit) Equity
Current liabilities:
Accounts payable	$4,600	$3,079
Accrued liabilities	1,711	1,261
Accrued payroll and employee compensation	1,717	1,319
Deferred revenue	988	1,119
Debt, related party	500	—
Line of credit	100	—
Other current liabilities	23	22
Liabilities of discontinued operations	—	63,780
Total current liabilities	9,639	70,580
Series A redeemable preferred shares	6,571	—
Deferred revenue, long-term	667	552
Deferred income taxes	16	16
Other non-current liabilities	—	1,669
Total liabilities	16,893	72,817
Commitments and contingencies (Note 17)
Shareholders’ (deficit) equity:
Common shares, no par value; 2,219,141 and 889,461 shares issued and outstanding as of December 31, 2018 and 2017, respectively	183,524	173,871
Accumulated other comprehensive loss	(1,816)	(1,981)
Accumulated deficit	(187,315)	(161,427)
Total shareholders’ (deficit) equity	(5,607)	10,463
Total liabilities and shareholders’ (deficit) equity	$11,286	$83,280
See accompanying notes to consolidated financial statements.

Sphere 3D Corp.
Consolidated Statements of Operations
(in thousands of U.S. dollars, except share and per share amounts)

	Year Ended December 31,
	2018	2017
Net revenue:
Product revenue	$6,108	$9,698
Service revenue	2,922	2,901
	9,030	12,599
Cost of product revenue	5,481	8,227
Cost of service revenue	1,870	1,227
Gross profit	1,679	3,145
Operating expenses:
Sales and marketing	3,375	3,402
Research and development	3,425	5,867
General and administrative	7,499	9,653
Impairment of acquired intangible assets	—	2,294
	14,299	21,216
Loss from operations	(12,620)	(18,071)
Other income (expense):
Interest expense, related party	(76)	—
Other income, net	10	1,799
Loss before income taxes	(12,686)	(16,272)
Benefit from income taxes	—	(852)
Net loss from continuing operations	(12,686)	(15,420)
Net loss from discontinued operations	(13,522)	(10,764)
Net loss	$(26,208)	$(26,184)
Net loss per share:
Continuing operations	$(7.65)	$(24.78)
Discontinued operations	(8.15)	(17.30)
Net loss per share basic and diluted	$(15.80)	$(42.08)
Shares used in computing net loss per share:
Basic and diluted	1,658,862	622,203
See accompanying notes to consolidated financial statements.

Sphere 3D Corp.
Consolidated Statements of Comprehensive Loss
(in thousands of U.S. dollars)

	Year Ended December 31,
	2018	2017
Net loss	$(26,208)	$(26,184)
Other comprehensive income (loss):
Foreign currency translation adjustment	34	(416)
Foreign currency reclassification to discontinued operations	131	—
Total other comprehensive income (loss)	165	(416)
Comprehensive loss	$(26,043)	$(26,600)
See accompanying notes to consolidated financial statements.

Sphere 3D Corp.
Consolidated Statements of Cash Flows
(in thousands of U.S. dollars)

	Year Ended December 31,
	2018	2017
Operating activities:
Net loss	$(26,208)	$(26,184)
Adjustments to reconcile net loss to cash used in operating activities:
Loss on disposal of discontinued operations	4,281	—
Impairment of acquired intangible assets	—	2,524
Depreciation and amortization	3,857	6,087
Share-based compensation	1,637	7,795
Provision for losses on accounts receivable	88	12
Amortization of debt issuance costs	1,532	2,241
Fair value adjustment of warrants	(259)	(2,249)
Payment in-kind interest expense, related party	875	15
Deferred tax benefit	—	(2,114)
Loss on revaluation of investment	—	1,145
Changes in operating assets and liabilities (net of effects of acquisition):
Accounts receivable	2,867	1,377
Inventories	645	2,048
Accounts payable and accrued liabilities	7,076	1,398
Accrued payroll and employee compensation	(933)	785
Deferred revenue	(1,221)	(808)
Other assets and liabilities, net	(1,858)	(3,037)
Net cash used in operating activities	(7,621)	(8,965)
Investing activities:
Proceeds from divestiture	1,000	—
Acquisition, net of cash acquired	—	(1,051)
Purchase of fixed assets	(56)	(123)
Net cash provided by (used in) investing activities	944	(1,174)
Financing activities:
Proceeds from issuance of common shares and warrants	2,310	10,862
Payment for issuance costs	(421)	(1,020)
Proceeds from debt, related party	500	2,000
Payments on debt, related party	(192)	(2,308)
Proceeds from exercise of outstanding warrants	147	—
Proceeds from line of credit	100	—
Net cash provided by financing activities	2,444	9,534
Effect of exchange rate changes on cash	(24)	147
Net decrease in cash and cash equivalents	(4,257)	(458)
Cash and cash equivalents, beginning of period	4,598	5,056
Cash and cash equivalents, end of period	341	4,598
Less: Cash and cash equivalents, discontinued operations	—	3,998
Cash and cash equivalents of continuing operations, end of period	$341	$600

Sphere 3D Corp.
Consolidated Statements of Cash Flows (continued)
(in thousands of U.S. dollars)

	Year Ended December 31,
	2018	2017
Supplemental disclosures of cash flow information:
Cash paid for income taxes	$1,102	$215
Cash paid for interest	$762	$1,681
Supplemental disclosures of non-cash investing and financing activities:
Conversion of secured debt to Series A redeemable preferred shares	$6,500	$—
Issuance of common shares for settlement of liabilities	$2,160	$184
Issuance of common shares for related party liabilities	$1,393	$1,960
Costs accrued for issuance of common shares	$174	$94
Issuance of common shares for acquisition	$—	$332
Issuance of warrants in relation to settlement of liabilities	$—	$181

See accompanying notes to consolidated financial statements.

Sphere 3D Corp.
Consolidated Statements of Shareholders’ Equity (Deficit)
(in thousands of U.S. dollars, except shares)

	Common Shares		Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Shareholders' Equity (Deficit)
	Shares	Amount
Balance at January 1, 2017	332,988	$157,254	$(1,565)	$(135,243)	$20,446
Issuance of common shares and warrants for cash, net	233,306	9,993	—	—	9,993
Issuance of common shares for acquisition	11,029	332	—	—	332
Issuance of common shares for settlement of related party interest expense	73,287	1,960	—	—	1,960
Allocation of warrants to liability	—	(3,647)	—	—	(3,647)
Issuance of common shares for warrant exchange	202,240	—	—	—	—
Issuance of common shares pursuant to the vesting of restricted stock units	29,694	—	—	—	—
Issuance of restricted stock awards	6,917	184	—	—	184
Share-based compensation	—	7,795	—	—	7,795
Other comprehensive loss	—	—	(416)	—	(416)
Net loss	—	—	—	(26,184)	(26,184)
Balance at December 31, 2017	889,461	173,871	(1,981)	(161,427)	10,463
Adoption of accounting standards (see note 2)	—	—	—	320	320
Issuance of common shares and warrants for cash, net	492,600	2,097	—	—	2,097
Exercise of warrants	26,250	147	—	—	147
Issuance of common shares for warrant exchange	178,875	1,364	—	—	1,364
Issuance of common shares for settlement of related party interest expense	219,434	1,393	—	—	1,393
Issuance of common shares pursuant to the vesting of restricted stock units	71,579	—	—	—	—
Issuance of restricted stock awards	340,942	2,160	—	—	2,160
Share-based compensation	—	2,492	—	—	2,492
Other comprehensive income	—	—	165	—	165
Net loss	—	—	—	(26,208)	(26,208)
Balance at December 31, 2018	2,219,141	$183,524	$(1,816)	$(187,315)	$(5,607)
See accompanying notes to consolidated financial statements.

Sphere 3D Corp.
Notes to Consolidated Financial Statements

1.	Organization and Business
Sphere 3D Corp. (the “Company”) was incorporated under the Business Corporations Act (Ontario) on May 2, 2007 as T.B. Mining Ventures Inc. On March 24, 2015, the Company completed a short-form amalgamation with a wholly-owned subsidiary. In connection with the short-form amalgamation, the Company changed its name to “Sphere 3D Corp.”
The Company delivers data management, and desktop and application virtualization solutions through hybrid cloud, cloud and on premise implementations by its global reseller network. The Company achieves this through a combination of containerized applications, virtual desktops, virtual storage and physical hyper-converged platforms. The Company’s products allow organizations to deploy a combination of public, private or hybrid cloud strategies while backing them up with the latest storage solutions. The Company has a portfolio of brands including SnapCLOUD®, SnapServer®, SnapSync™, HVE, Glassware 2.0™, and V3®.
On February 20, 2018, the Company, Overland Storage, Inc., a California corporation and a wholly owned subsidiary of the Company at such time (“Overland”), and Silicon Valley Technology Partners, Inc. (formerly Silicon Valley Technology Partners LLC) (“SVTP”), a Delaware corporation established by Eric Kelly, the Company’s former Chief Executive Officer and Chairman of the Board of Directors, entered into a share purchase agreement (as amended by that certain First Amendment to Share Purchase Agreement dated August 21, 2018, and as further amended by that certain Second Amendment to Share Purchase Agreement dated November 1, 2018, the “Purchase Agreement”), pursuant to which the Company agreed to sell to SVTP all of the issued and outstanding shares of capital stock of Overland. On November 13, 2018, the Company closed the Purchase Agreement in consideration for (i) the issuance to the Company of shares of Series A Preferred Stock of SVTP (“SVTP Preferred Shares”) representing 19.9% of the outstanding shares of capital stock of SVTP as of the closing with a value of $2.1 million, (ii) the release of the Company from outstanding debt obligations totaling $41.7 million assumed by SVTP, and (iii) $1.0 million in cash proceeds from SVTP. In connection with the closing of the Purchase Agreement, the Company filed an articles of amendment to its articles of amalgamation setting forth the rights, privileges, restrictions and conditions of a new series of non-voting preferred shares of the Company (the “Series A Preferred Shares”). The Company entered into a Conversion Agreement between the Company and FBC Holdings S.a r.l. (“FBC Holdings”), pursuant to which $6.5 million of the Company’s outstanding secured debt was converted into 6,500,000 Series A Preferred Shares (the “Preferred Shares”).
Management has projected that cash on hand will not be sufficient to allow the Company to continue operations beyond May 31, 2019 if we are unable to raise additional funding for operations. We expect our working capital needs to increase in the future as we continue to expand and enhance our operations. Our ability to raise additional funds through equity or debt financings or other sources may depend on the financial success of our current business and successful implementation of our key strategic initiatives, financial, economic and market conditions and other factors, some of which are beyond our control. No assurance can be given that we will be successful in raising the required capital at reasonable cost and at the required times, or at all. Further equity financings may have a dilutive effect on shareholders and any debt financing, if available, may require restrictions to be placed on our future financing and operating activities. If we require additional capital and are unsuccessful in raising that capital, we may not be able to continue our business operations and advance our growth initiatives, which could adversely impact our business, financial condition and results of operations.

Significant changes from the Company’s current forecasts, including but not limited to: (i) failure to comply with the financial covenants in its debt facilities; (ii) shortfalls from projected sales levels; (iii) unexpected increases in product costs; (iv) increases in operating costs; (v) changes in the historical timing of collecting accounts receivable; and (vi) inability to maintain compliance with the requirements of the NASDAQ Capital Market and/or inability to maintain listing with the NASDAQ Capital Market could have a material adverse impact on the Company’s ability to access the level of funding necessary to continue its operations at current levels. If any of these events occurs or the Company is unable to generate sufficient cash from operations or financing sources, the Company may be forced to liquidate assets where possible and/or curtail, suspend or cease planned programs or operations generally or seek bankruptcy protection or be subject to an involuntary bankruptcy petition, any of, which would have a material adverse effect on the Company’s business, results of operations, financial position and liquidity.
The Company incurred losses from operations and negative cash flows from operating activities for the 12 months ended December 31, 2018, and such losses might continue for a period of time. Based upon the Company's current expectations and projections for the next year, the Company believes that it will not have sufficient liquidity necessary to sustain operations beyond May 31, 2019. These factors, among others, raise substantial doubt that the Company will be able to continue as a going concern. The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.
Reverse Stock Split
On October 24, 2018, the Board of Directors of the Company authorized a share consolidation (also known as a reverse stock split) of the Company’s issued and outstanding common shares at a ratio of 1-for-8, which became effective on November 5, 2018. All share and per share amounts in the accompanying consolidated financial statements and the notes thereto have been restated for all periods to reflect the share consolidation.
On July 5, 2017, the Board of Directors of the Company authorized a share consolidation of the Company’s issued and outstanding common shares at a ratio of 1-for-25, which became effective on July 11, 2017. All share and per share amounts in the accompanying consolidated financial statements and the notes thereto were restated for all periods to reflect the share consolidation.

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
On November 13, 2018, the Company closed the Purchase Agreement related to its divestiture of Overland. Beginning in the fourth quarter of 2018, the financial results of Overland have been reflected in the Company’s consolidated statements of operations as discontinued operations. Additionally, the assets and liabilities associated with the discontinued operations in the consolidated balance sheet as of December 31, 2017 are classified as discontinued operations. The Company’s statements of cash flows are presented on a combined basis, including continuing and discontinued operations. Unless it is otherwise disclosed, all other disclosures in the consolidated financial statements are related to continuing operations.
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

Foreign Currency Translation
The financial statements of foreign subsidiaries, for which the functional currency is the local currency, are translated into U.S. dollars using the exchange rate at the consolidated balance sheet date for assets and liabilities and a weighted-average exchange rate during the year for revenue, expenses, gains and losses. Translation adjustments are recorded as other comprehensive income (loss) within shareholders’ (deficit) equity. Gains or losses from foreign currency transactions are recognized in the consolidated statements of operations. Such transactions resulted in a loss of $0.3 million in 2018 and a gain of $0.7 million in 2017.
Cash Equivalents
Highly liquid investments with insignificant interest rate risk and original maturities of three months or less, when purchased, are classified as cash equivalents. Cash equivalents are composed of money market funds. The carrying amounts approximate fair value due to the short maturities of these instruments.
Accounts Receivable
Accounts receivable is recorded at the invoiced amount and is non-interest bearing. We estimate our allowance for doubtful accounts based on an assessment of the collectability of specific accounts and the overall condition of the accounts receivable portfolio. When evaluating the adequacy of the allowance for doubtful accounts, we analyze specific trade and other receivables, historical bad debts, customer credits, customer concentrations, customer credit-worthiness, current economic trends and changes in customers’ payment terms and/or patterns. We review the allowance for doubtful accounts on a quarterly basis and record adjustments as considered necessary. Customer accounts are written-off against the allowance for doubtful accounts when an account is considered uncollectable. At December 31, 2018 and 2017, allowance for doubtful accounts of $0.1 million and $1.5 million, respectively, was recorded. The change in the allowance for doubtful accounts balance was related to continuing operations.
Inventories
Inventories are stated at the lower of cost and net realizable value using the first-in-first-out method. Net realizable value is the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. We assess the value of inventories periodically based upon numerous factors including, among others, expected product or material demand, current market conditions, technological obsolescence, current cost, and net realizable value. If necessary, we write down our inventory for obsolete or unmarketable inventory by an amount equal to the difference between the cost of the inventory and the net realizable value.
Investment in Affiliate
The Company holds an investment in equity securities of a nonpublic company for business and strategic purposes. The equity securities do not have a readily determinable fair value and are carried at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer. The Company reviews its investment on a regular basis to determine if the investment is impaired. For purposes of this assessment, the Company considers the investee’s cash position, earnings and revenue outlook, liquidity and management ownership, among other factors, in its review. If management’s assessment indicates that an impairment exists, the Company estimates the fair value of the equity investment and recognizes in current earnings an impairment loss that is equal to the difference between the fair value of the equity investment and its carrying amount.
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

The continuing operations of the Company had a nominal amount of property and equipment at both December 31, 2018 and 2017.
Estimated useful lives are typically as follows:

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
Impairment of Goodwill and Intangible Assets
Goodwill and intangible assets are tested for impairment on an annual basis at December 31, or more frequently if there are indicators of impairment. Triggering events for impairment reviews may be indicators such as adverse industry or economic trends, restructuring actions, lower projections of profitability, or a sustained decline in our market capitalization. Intangible assets are quantitatively assessed for impairment, if necessary, by comparing their estimated fair values to their carrying values. If the carrying value exceeds the fair value, the difference is recorded as an impairment.
Revenue Recognition
The Company generates revenue primarily from: (i) solutions for standalone storage and integrated hyper-converged storage; (ii) professional services; and (iii) warranty and customer services. As of January 1, 2018, the Company adopted Accounting Standards Codification (“ASC”) Topic 606, Revenue from Contracts with Customers, which affects how the Company recognizes revenue in these arrangements. The Company applied the provisions of Topic 606 using the modified retrospective approach, with the cumulative effect of the adoption recognized as of January 1, 2018, to all contracts that had not been completed as of that date.
Approximately 70% of the Company’s revenue is recognized when performance obligations under the terms of a contract with a customer are satisfied at a point in time. These contracts are generally comprised of a single performance obligation to transfer products. Accordingly, the Company recognizes revenue when change of control has been transferred to the customer, generally at the time of shipment of products. The Company sells its products both directly to customers and through distributors generally under agreements with payment terms typically less than 45 days. Revenue on direct product sales, excluding sales to distributors, are not entitled to any specific right of return or price protection, except for any defective product that may be returned under our standard product warranty. Product sales to distribution customers that are subject to certain rights of return, stock rotation privileges and price protections, contain a component of “variable consideration.” Revenue is measured as the amount of consideration the Company expects to receive in exchange for transferring products and is generally based upon a negotiated fixed price and is net of estimates for variable considerations.
For performance obligations related to warranty and customer services, such as extended product warranties, the Company transfers control and recognizes revenue on a time-elapsed basis. The performance obligations are satisfied as services are rendered typically on a stand-ready basis over the contract term, which is generally 12 months.

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
The Company also enters into revenue arrangements that may consist of multiple performance obligations of its product and service offerings such as for sales of hardware devices and extended warranty services. The Company allocates contract fees to the performance obligations on a relative stand-alone selling price basis. The Company determines the stand-alone selling price based on its normal pricing and discounting practices for the specific product and/or service when sold separately. When the Company is unable to establish the individual stand-alone price for all elements in an arrangement by reference to sold separately instances, the Company may estimate the stand-alone selling price of each performance obligation using a cost plus a margin approach, by reference to third party evidence of selling price, based on the Company’s actual historical selling prices of similar items, or based on a combination of the aforementioned methodologies; whichever management believes provides the most reliable estimate of stand-alone selling price.
Warranty and Extended Warranty
We record a provision for standard warranties provided with all products. If future actual costs to repair were to differ significantly from estimates, the impact of these unforeseen costs or cost reductions would be recorded in subsequent periods.
Separately priced extended on-site warranties and service contracts are offered for sale to customers on all product lines. We contract with third party service providers to provide service relating to on-site warranties and service contracts. Extended warranty and service contract revenue and amounts paid in advance to outside service organizations are deferred and recognized as service revenue and cost of service, respectively, over the period of the service agreement. The Company will typically apply the practical expedient to agreements wherein the period between transfer of any good or service in the contract and when the customer pays for that good or service is one year or less. Advanced payments for long-term maintenance and warranty contracts do not give rise to a significant financing component. Rather, such payments are required by the Company primarily for reasons other than the provision of finance to the entity.
Shipping and Handling
Amounts billed to customers for shipping and handling are included in product revenue, and costs incurred related to shipping and handling are included in cost of product revenue.
Advertising Costs
Advertising costs are expensed as incurred. Advertising expenses were $0.1 million for each of the years ended December 31, 2018 and 2017.
Research and Development Costs
Research and development expenses include payroll, employee benefits, share-based compensation expense, and other headcount-related expenses associated with product development. Research and development expenses also include third party development and programming costs, localization costs incurred to translate software for international markets, and the amortization of purchased software code and services content. Such costs related to software development are included in research and development expense until the point that technological feasibility is reached, which for our software products, is generally shortly before the products are released to manufacturing. Once technological feasibility is reached, such costs are capitalized and amortized to cost of revenue over the estimated lives of the products. During 2018 and 2017, no development costs were capitalized.

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
Comprehensive Loss
Comprehensive loss and its components encompass all changes in equity other than those arising from transactions with shareholders, including net loss and foreign currency translation adjustments, and is disclosed in a separate consolidated statement of comprehensive loss.
Concentration of Credit Risks
Financial instruments that potentially subject us to concentrations of credit risk consist primarily of trade accounts receivable, which are generally not collateralized. To reduce credit risk, we perform ongoing credit evaluations of its customers and maintain allowances for potential credit losses for estimated bad debt losses.
At December 31, 2018, there were four customers that made up 71.0% of accounts receivable. At December 31, 2017, there was one customer that made up 36.0% of accounts receivable. There were two customers that made up in the aggregate 25.4% of net revenue for the year ended December 31, 2018. There was one customer that made up 22.2% of net revenue for the year ended December 31, 2017.
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
In August 2018, the FASB issued Accounting Standards Update (“ASU”) No. 2018-13, Fair Value Measurement (Topic 820). The new guidance removes, modifies and adds to certain disclosure requirements on fair value measurements in Topic 820, Fair Value Measurement. The update is effective for annual reporting periods, including interim periods, beginning after December 15, 2019, with early adoption permitted. We do not expect the adoption of ASU 2018-13 to have a material effect on our consolidated financial statements and related disclosures.
In June 2018, the FASB issued ASU No. 2018-07, ASU No. 2018-07, Compensation-Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting (“ASU 2018-07). The update aligns measurement and classification guidance for share-based payments to nonemployees with the guidance applicable to employees. Under the new guidance, the measurement of equity-classified nonemployee awards will be fixed at the grant date. The update is effective for annual reporting periods, including interim periods, beginning after December 15, 2018, with early adoption permitted. We do not expect the adoption of ASU 2018-07 to have a material effect on our consolidated financial statements and related disclosures.
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
In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842) (“ASU 2016-02”), as amended. The update increases transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and requires disclosing key information about leasing arrangements. The update is effective for reporting periods beginning after December 15, 2018, with early adoption permitted. An entity will be required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach. We do not expect the adoption of ASU 2016-02 to have a material effect on our consolidated financial statements and related disclosures due to the Company’s limited number of lease commitments.

Recently Adopted Accounting Pronouncements
On January 1, 2018, the Company adopted ASU 2014-09, Revenue from Contracts with Customers and all the related amendments, or ASC Topic 606. Under Topic 606, an entity is required to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. Topic 606 defines a five-step process in order to achieve this core principle, which may require the use of judgment and estimates, and also requires expanded qualitative and quantitative disclosures relating to the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers, including significant judgments and estimates used. The adoption of the new standard requires the recognition of revenues generally upon shipment to our customers for both direct consumers and distributors. The Company previously recognized contract consideration associated with its distributors on the “sell-through basis”, or when the purchased goods or services transferred to the ultimate end user customer. Under Topic 606, contract consideration will be recognized on a “sell-in basis” or when control of the purchased goods or services transfer to the distributor. The Company elected to adopt this guidance using the modified retrospective method and it resulted in a cumulative adjustment reducing our accumulated deficit by approximately $0.3 million. Comparative prior periods were not adjusted and continue to be reported under FASB ASC Topic 605, Revenue Recognition.
In connection with the adoption of Topic 606, the Company is required to capitalize certain contract acquisition costs consisting primarily of commissions paid when customer contracts are finalized. The Company elected to follow a Topic 606 practical expedient and expense the incremental costs of obtaining a contract (sales commissions) when incurred as the capitalized long-term contract costs are not significant. For certain performance obligations relating to services, extended warranty, and other service agreements that are settled over time, the Company has elected to apply the practical expedient and forgo adjusting the transaction price for the consideration of the effects of time value of money for prepaid services wherein the period between transfer of any good or service in the contract and when the customer pays for that good or service is one year or less. The impact of the adoption of ASC 606 on our consolidated balance sheet and our consolidated statements of operations, comprehensive loss, equity (deficit) and cash flows was not material. We do not expect the adoption of this guidance to have a material effect on our results of operations in future periods.
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

3.	Discontinued Operations
In May 2018, the shareholders approved the divestiture of Overland. In November 2018, the Company exchanged all the issued and outstanding shares of capital stock of Overland to SVTP in consideration for (i) the issuance to the Company of shares of Series A Preferred Stock of SVTP representing 19.9% of the outstanding shares of capital stock of SVTP as of the closing with a value of $2.1 million, (ii) the release of the Company from outstanding debt obligations totaling $41.7 million assumed by SVTP, and (iii) $1.0 million in cash proceeds from SVTP. In addition, the Company entered into a Conversion Agreement with FBC Holdings, pursuant to which $6.5 million of the Company’s outstanding related party secured note was converted into 6,500,000 Preferred Shares. In 2018, the Company recorded a loss on the divestiture of Overland of $4.3 million which is included in net loss of discontinued operations. At December 31, 2018, accrued payroll and employee compensation included $1.0 million for accrued one-time employee related costs associated with the divestiture, which is included in the loss on the disposal of discontinued operations.
The Company and the buyer entered into a transition service agreement (“TSA”) to facilitate an orderly transition process. The TSA has terms ranging from six months to 24 months depending on the service. Expense incurred by the Company related to the TSA was approximately $149,000 for the year ended December 31, 2018, and was included in continuing operations.
The results of operations for Overland for the period ended November 13, 2018 and year ended December 31, 2017 have been reflected as discontinued operations in the consolidated statements of operations and comprehensive loss for the years ended December 31, 2018 and 2017, and consist of the following (in thousands):

	Year Ended December 31,
	2018	2017
Revenue of discontinued operations:
Product revenue	$50,285	$63,122
Service revenue	4,445	5,803
	54,730	68,925
Cost of product revenue	34,493	44,546
Cost of service revenue	1,543	2,471
Gross profit of discontinued operations	18,694	21,908
Sales and marketing	10,987	15,281
Research and development	982	1,783
General and administrative	7,761	10,459
Impairment of acquired intangible assets	—	230
	19,730	27,753
Loss from operations of discontinued operations	(1,036)	(5,845)
Other (expense) income of discontinued operations:
Loss on disposal of discontinued operations	(4,281)	—
Interest expense, related party	(3,390)	(2,520)
Interest expense	(2,321)	(3,391)
Other (expense) income	(920)	212
Loss before income taxes of discontinued operations	(11,948)	(11,544)
Provision for (benefit from) income taxes of discontinued operations	1,574	(780)
Net loss of discontinued operations	$(13,522)	$(10,764)

Assets and liabilities from discontinued operations related to the divestiture of Overland consisted of the following amounts (in thousands):

December 31, 2017
Assets:
Cash and cash equivalents	$3,998
Accounts receivable, net	9,570
Inventories	6,917
Other current assets	1,411
Property and equipment, net	2,718
Intangible assets, net	36,275
Goodwill	10,205
Other assets	915
Total assets of discontinued operations	$72,009
Liabilities:
Accounts payable	$6,283
Accrued liabilities	4,816
Deferred revenue	4,666
Debt, related party	44,808
Other liabilities	3,207
Total liabilities of discontinued operations	$63,780
Certain cash flows from discontinued operations consisted of the following amounts (in thousands):

	Year Ended December 31,
	2018	2017
Depreciation and amortization	$2,137	$2,688
Share-based compensation	$855	$—
Capital expenditures	$64	$123

4.	Business Combination
UCX and HVE Acquisition
In December 2016, the Company acquired 19.9% of the outstanding equity interests of Unified ConneXions, Inc. (“UCX”) and HVE ConneXions, LLC (“HVE”) for the purchase price of $1.5 million. The Company issued 19,737 shares of its common shares in satisfaction of payment. In January 2017, the Company completed its acquisition of all of the remaining outstanding equity interests of UCX and HVE, for $1.1 million in cash and issued 11,029 common shares with an approximate value of $0.3 million. In 2017, the Company recognized a $1.1 million loss, included in other expense, as a result of the remeasurement to fair value of the equity interest held immediately before the business combination. The valuation was based on the Company’s private placement completed as of January 26, 2017.
UCX and HVE provide information technology consulting services and hardware solutions around cloud computing, data storage and server virtualization to corporate, government, and educational institutions primarily in the southern central United States. By adding UCX’s technologies, professional services and engineering talent, and HVE’s products, engineering and virtualization expertise, the Company intends to expand its virtualization offerings as well as enhance its ability to accelerate the delivery of hybrid cloud solutions to customers. We incurred acquisition related expenses of $34,000, which consisted primarily of due diligence, legal and other one-time charges and are included in general and administrative expense in the consolidated statements of operations.
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
Goodwill is primarily comprised of a trained assembled workforce. The fair value estimates for the assets acquired and liabilities assumed for the acquisition were based on estimates and analysis, including work performed by third party valuation specialists. The goodwill recognized upon acquisition is not deductible for tax purposes.
The results of operations related to this acquisition have been included in our consolidated statements of operations from the acquisition date. Pro forma results of operations have not been presented because at this time it is impracticable to provide as the information is not available at the level of detail required.

The identified intangible assets as of the date of acquisition consisted of the following (in thousands):

	Estimated Fair Value	Weighted- Average Useful Life (years)
Channel partner relationships	$730	6.0
Customer relationships	380	3.2
Developed technology	150	3.0
Total identified intangible assets	$1,260

5.	Investment in Affiliate
In November 2018, in connection with the divestiture of Overland, the Company received 1,879,699 SVTP Preferred Shares representing 19.9% of the outstanding shares of capital stock of SVTP with a fair value of $2.1 million. The fair value of this investment was estimated using discounted cash flows and consideration of the Exchange Agreement described below. The Company concluded it does not have a significant influence over the investee. There were no known identified events or changes in circumstances that may have a significant adverse effect on the fair value of the investment at December 31, 2018.
In November 2018, the Company also entered into an Exchange and Buy-Out Agreement (the “Exchange Agreement”), between the Company, FBC Holdings, SVTP, and MF Ventures LLC (“MFV”). Under the terms of the Exchange Agreement, (i) the Company granted FBC Holdings the right to exchange up to 2,500,000 of the Company’s Preferred Shares held by FBC Holdings for up to all of the SVTP Preferred Shares held by the Company (the “Exchange Right”), with such Exchange Right expiring within two years of the November 2018 closing, and (ii) MFV and SVTP have the right to purchase up to 2,500,000 Preferred Shares held by FBC Holdings (or, following exercise of the Exchange Right by FBC Holdings, the SVTP shares held by FBC Holdings) (the “Buy-out Right”), with such Buy-out Right expiring within one year of the November 2018 closing. If MFV or SVTP exercise their Buy-out Right prior to FBC Holdings’s exercise of its Exchange Right, then any Preferred Shares subject to the exercise of the Buy-out Right will automatically be exchanged for the same number of SVTP Preferred Shares that would have been issued to FBC Holdings had the Exchange Right been exercised prior to the buy-out.
In connection with the Exchange Agreement, the Company entered into a security and pledge agreement between the Company and FBC Holdings, pursuant to which, among other things, the Company granted a security interest to FBC Holdings in all the SVTP Preferred Shares held by the Company to secure the Company’s obligations under the Exchange Agreement.

6.	Certain Balance Sheet Items
The following table summarizes inventories (in thousands):

	December 31,
	2018	2017
Raw materials	$255	$84
Work in process	282	253
Finished goods	693	1,112
	$1,230	$1,449
The following table summarizes other current assets (in thousands):

	December 31,
	2018	2017
Deferred cost - service contracts	$385	$153
Prepaid insurance and services	344	62
Other	55	203
	$784	$418
The following table summarizes property and equipment (in thousands):

	December 31,
	2018	2017
Computer equipment	$281	$954
Leasehold improvements	—	83
Furniture and fixtures	—	31
	281	1,068
Accumulated depreciation and amortization	(275)	(1,044)
	$6	$24
Depreciation and amortization expense for property and equipment was $13,000 and $110,000 for the years ended December 31, 2018 and 2017, respectively.
The following table summarizes other assets (in thousands):

	December 31,
	2018	2017
Prepaid Insurance	$653	$—
Deferred cost – service contracts	270	190
Other	27	96
	$950	$286

7.	Intangible Assets and Goodwill
The following table summarizes intangible assets, net (in thousands):

	December 31,
	2018	2017
Developed technology	$13,383	$13,383
Channel partner relationships	730	730
Capitalized development costs(1)	2,918	3,166
Customer relationships	380	380
	17,411	17,659
Accumulated amortization:
Developed technology	(12,222)	(11,145)
Channel partner relationships	(233)	(112)
Capitalized development costs(1)	(1,655)	(1,409)
Customer relationships	(303)	(145)
	(14,413)	(12,811)
Total finite-lived assets, net	2,998	4,848
Indefinite-lived intangible assets - trade names	350	350
Total intangible assets, net	$3,348	$5,198
________________

(1)	Includes the impact of foreign currency exchange rate fluctuations.
Amortization expense of intangible assets was $1.7 million and $3.3 million for the years ended December 31, 2018 and 2017, respectively. Estimated amortization expense for intangible assets is approximately $1.0 million, $0.9 million, $0.5 million, $0.3 million and $34,000 in fiscal 2019, 2020, 2021, 2022 and 2023, respectively.
Goodwill
The changes in the carrying amount of goodwill were as follows (in thousands):

Balance as of January 1, 2017	$863
Goodwill acquired	522
Balance as of December 31, 2017	$1,385
Impairment
In 2017, primarily as a result of the Company’s change in revenue projection for its Snap product line, it was determined the carrying value of indefinite-lived intangible assets exceeded its estimated fair value. In measuring fair value, the Company used income and market approaches. The Company compared the indicated fair value to the carrying value of its indefinite-lived assets, and as a result of the analysis, an impairment charge of $2.0 million was recorded to indefinite-lived trade names for the year ended December 31, 2017. In addition, the Company recorded an impairment of $0.3 million related to developed technology for the year ended December 31, 2017.

8.	Debt
Related party note payable
In November 2018, in connection with the divestiture of Overland, the Company entered into a $0.5 million note payable held by SVTP. The note payable bears an interest at a rate of 8.0% per annum. The principal amount of the note payable along with any unpaid interest is due on May 13, 2019. The obligations under the note payable are secured by the SVTP Preferred Shares held by the Company.
Line of credit
The Company has a line of credit agreement with a bank with a maximum borrowing limit of $0.4 million. Borrowings under this agreement bear interest at an interest rate of 6.0% per annum. The line of credit expires on December 19, 2019. The outstanding balance was $0.1 million as of December 31, 2018. Borrowings under the line of credit are secured by the inventory and accounts receivable balances of the Company.
Related Party Secured Note
In April 2016, the Company modified its secured note with FBC Holdings, pursuant to which the holder made an additional advance and principal amount under the secured note amount was increased to $24.5 million. The secured note had a simple annual interest rate of 8.0%, payable semi-annually. The obligations under the secured note were secured by substantially all assets of the Company. On November 13, 2018, in connection with the closing of the Purchase Agreement, the Company entered into a Conversion and Royalty Agreement, between the Company, SVTP and FBC Holdings which SVTP assumed $19.0 million of the obligations and liabilities of the secured note, including accrued interest expense, and the Company was released as obligors and guarantors of the secured note. Further, in connection with the closing, the Company entered into a Conversion Agreement, between the Company and FBC Holdings which the remaining $6.5 million of the Company’s secured debt was converted into 6,500,000 Preferred Shares.
For the years ended December 31, 2018 and 2017, the Company issued 219,434 and 73,287 common shares, respectively, for the settlement of fees associated with 2018 amendments to the loan and accrued interest expense. For the years ended December 31, 2018 and 2017, interest expense, including amortization of debt costs, on the convertible note was $2.5 million and $2.2 million, respectively, and is included in net loss from discontinued operations.
Related Party Debt
In December 2017, the Company entered into a $2.0 million subordinated promissory note with MF Ventures, LLC, a related party. The promissory note bore interest at a 12.5% simple annual interest rate, payable quarterly in arrears. Interest shall be paid in kind by increasing the principal amount of the note on each quarterly interest payment date. On November 13, 2018, pursuant to the Purchase Agreement, the promissory note balance of $2.3 million, including interest paid in kind, was assumed by SVTP. For the year ended December 31, 2018, interest expense, including amortization of debt costs, on the promissory note was $0.3 million and is included in the net loss from discontinued operations.
In September 2016, the Company entered into a $2.5 million agreement with FBC Holdings. In January 2018, the loan was paid in full per the term loan agreement. The term loan had a 20.0% simple annual interest rate. For the years ended December 31, 2017, interest expense, including amortization of debt costs, on the term loan was $0.3 million and is included in the net loss from discontinued operations.

Credit Agreement
In April 2016, the Company entered into a Credit Agreement with Opus Bank for a term loan. On June 6, 2018, the Credit Agreement was assigned by Opus Bank to Colbeck. On August 16, 2018, the Credit Agreement was assigned by Colbeck to FBC Holdings, a related party. The credit facilities had a 13.25% simple annual interest rate. On November 13, 2018, the Company closed the transactions contemplated by the Purchase Agreement and, in connection therewith, SVTP assumed the obligations of the Company under the Credit Agreement, which had an outstanding balance, including accrued interest and debt cost, of $20.4 million at such time.
For the year ended December 31, 2018, interest expense, including amortization of debt costs, was $2.8 million, of which $0.5 million was related party interest expense, and is included in the net loss from discontinued operations. For the year ended December 31, 2017, interest expense, including amortization of debt costs, was $3.4 million and is included in the net loss from discontinued operations.

9.	Preferred Shares
Series A Redeemable Preferred Shares
In 2018, the Company filed an articles of amendment to its articles of amalgamation setting forth the rights, privileges, restrictions and conditions of a new series of non-voting preferred shares of the Company. On November 13, 2018, in connection with the disposition of Overland, the Company entered into a Conversion Agreement with FBC Holdings and $6.5 million of the outstanding principal amount of its secured note held by FBC Holdings was converted into 6,500,000 Preferred Shares. The Preferred Shares (i) are convertible into the Company’s common shares, subject to prior shareholder approval, at a conversion rate equal to $1.00 per share, plus accrued and unpaid dividends, divided by an amount equal to 0.85 multiplied by a 15-day volume weighted average price per common share prior to the date the conversion notice is provided (the “Conversion Rate”), subject to a conversion price floor of $0.80, (ii) carry a cumulative preferred dividend at a rate of 8.0% of the subscription price per preferred share, (iii) are subject to mandatory redemption for cash at the option of the holders thereof after a two-year period, and (iv) carry a liquidation preference equal to the subscription price per preferred share plus any accrued and unpaid dividends.
The common shares issuable upon the conversion of the Preferred Shares may constitute more than 20% of the common shares of the Company currently outstanding and may result in a change of control of the Company, and therefore the Company will seek shareholder approval for the issuance of all common shares issuable upon conversion of the Preferred Shares; provided, however, that the Company shall not seek shareholder approval unless such approval would occur after the six-month anniversary of the initial issue date of the Preferred Shares. In the event shareholder approval is not obtained, FBC Holdings and its affiliates will not be entitled to convert such Preferred Shares into common shares, but any unaffiliated transferee may convert all or any part of the Preferred Shares held by such transferee into the number of fully paid and non-assessable common shares that is equal to the number of Preferred Shares to be converted multiplied by the Conversion Rate in effect on the date of conversion; provided that, (x) after such conversion, the common shares issuable upon such conversion, together with all Common Shares held by such third party transferee that are or would be deemed to be aggregated under the rules of the Nasdaq Stock Market, in the aggregate would not exceed 19.9% of the total number of common shares of the Company then outstanding and (y) such conversion and issuance would not otherwise violate or cause the Company to violate the Company’s obligations under the rules or regulations of the Nasdaq Stock Market.

10.	Fair Value Measurements
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
Assets and Liabilities that are Measured at Fair Value on a Recurring Basis
Our financial instruments include cash equivalents, accounts receivable, prepaid expenses, accounts payable, accrued expenses, debt, related party debt and preferred shares. Fair value estimates of these instruments are made at a specific point in time, based on relevant market information. These estimates may be subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. The carrying amount of cash equivalents, accounts receivable, prepaid expenses, accounts payable and accrued expenses are generally considered to be representative of their respective fair values because of the short-term nature of those instruments. The carrying value of debt and related party debt approximates its fair value as the borrowing rates are substantially comparable to rates available for loans with similar terms. The Company estimates the fair value of the preferred shares utilizing Level 2 inputs, including market yields for similar instruments.
The following table provides information by level for liabilities that are measured at fair value using significant unobservable inputs (Level 3) (in thousands):

Warrant liability as of January 1, 2017	$200
Additions to warrant liability	4,677
Change in fair value of warrants	(2,249)
Reclassification to equity	(959)
Warrant liability as of December 31, 2017	1,669
Adoption of accounting guidance	(46)
Change in fair value of warrants	(259)
Reclassification to equity resulting from warrant exchange agreement	(1,364)
Warrant liability as of December 31, 2018	$—
The Company determined the estimated fair value of the warrant liability using a Black-Scholes model using similar assumptions as disclosed in Note 12 - Equity Incentive Plan.
Assets and Liabilities that are Measured at Fair Value on a Nonrecurring Basis
The Company's non-financial assets such as investment in affiliate, goodwill, intangible assets and property and equipment are recorded at fair value when an impairment is recognized or at the time acquired in a business combination. As discussed in Note 7 - Intangible Assets and Goodwill, at December 31, 2017, the Company recorded impairment charges associated with acquired intangible assets, and reduced the carrying amount of such assets subject to the impairment to their estimated fair value.

11.	Share Capital
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
Reverse Stock Split
On October 24, 2018, the Board of Directors of the Company authorized a share consolidation (also known as a reverse stock split) of the Company’s issued and outstanding common shares at a ratio of 1-for-8, which became effective on November 5, 2018. All share and per share amounts in the accompanying consolidated financial statements and the notes thereto have been restated for all periods to reflect the share consolidation.
On July 5, 2017, the Board of Directors of the Company authorized a share consolidation of the Company’s issued and outstanding common shares at a ratio of 1-for-25, which became effective on July 11, 2017. All share and per share amounts were restated for all periods to reflect the share consolidation.
The Company has unlimited authorized shares of common shares at no par value. At December 31, 2018, the Company had the following outstanding warrants to purchase common shares:

Date issued	Contractual life (years)	Exercise price per share	Number outstanding		Expiration
May 2015	5	$800.00	4,200		May 31, 2020
October 2015	5	$466.00	2,010		October 14, 2020
December 2015	5	$500.00	5,138		December 15, 2020
December 2015	5	$216.00	7,500	(1)	December 4, 2020
February 2016	3	$324.00	2,500		February 26, 2019
March 2016	5	$500.00	150		March 4, 2021
November 2016	3	$400.00	125		November 8, 2019
August 2017	5	$42.00	37,500		August 11, 2022
August 2017	5	$42.00	11,876		August 16, 2022
August 2017	5	$42.00	25,625		August 22, 2022
April 2018	5	$5.60	111,563		April 17, 2023
			208,187	(2)
_______________

(1)
If the Company or any subsidiary thereof, at any time while this warrant is outstanding, enters into a Variable Rate Transaction (“VRT”) (as defined in the purchase agreement) and the issue price, conversion price or exercise price per share applicable thereto is less than the warrant exercise price then in effect, the exercise price shall be reduced to equal the VRT price.

(2)	Includes 40,000 of warrants to purchase common shares, in the aggregate, outstanding to related parties at December 31, 2018.

Related Party Share Capital Transactions
In August 2017, the Company entered into a securities purchase agreement with certain investors pursuant to which the Company issued (i) 75,000 common shares, of which 49,375 common shares were issued to related parties, and (ii) warrants for the purchase of up to 75,000 common shares, of which 49,375 warrants were issued to related parties, in a private placement in exchange for a cash payment of $3.0 million. The purchase price was $40.00 per common share and warrant to purchase one common share, and the exercise price of the warrants is $42.00 per warrant share. The warrants were subject to certain anti-dilution adjustments through December 2017.
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
In March 2017, the Company entered into a securities purchase agreement with certain investors party thereto, pursuant to which the Company issued to the investors, in the aggregate, 102,273 of the Company’s common shares, of which 22,727 common shares and warrants to purchase 22,727 shares were issued to a related party, for gross proceeds of $4.5 million. The securities purchase agreement also provided for the concurrent private placement of warrants exercisable to purchase up to 108,409 common shares. Each warrant had an exercise price of $60.00 per warrant share. In August 2017, the Company issued additional common shares, which triggered a price adjustment for the March 2017 warrants from $60.00 to $40.00 and the Company issued, in the aggregate, additional warrants exercisable to purchase up to 54,205 common shares, of which a related party received 11,364 warrants exercisable to purchase common shares. In March 2018, the Company entered into warrant exchange agreements, in a privately negotiated exchange under Section 4(a)(2) of the Securities Act of 1933, as amended, pursuant to which the Company issued 178,875 common shares in exchange for the surrender and cancellation of the Company’s outstanding March 24, 2017 warrants (the “Exchange”). Immediately after the Exchange, the previously issued warrants became null and void. A related party participated in the Exchange by acquiring 37,500 common shares in exchange for the cancellation of a warrant to purchase 34,091 common shares.
Between December 30, 2016 and March 16, 2017, the Company completed a private placement and issued a total of 90,700 “Units” at a purchase price of $60.00 per Unit of which 71,792 were issued to related parties. Each Unit consisted of one common share and one warrant from each of two series of warrants. The Company received gross proceeds of $5.4 million in connection with the sale of the Units. The warrants were exercisable to purchase 181,400 common shares in the aggregate. In July 2017, the warrants issued between December 30, 2016 and March 16, 2017 were null and void as a result of the Amended and Restated Warrants agreement.

12.	Equity Incentive Plans
In 2018, the shareholders approved the amendment of our 2015 Performance Incentive Plan (“2015 Plan”) which increased the 2015 Plan by 382,500 shares. The 2015 Plan, as amended, authorizes the Board of Directors to grant stock and options awards of up to 640,843 common shares to directors, employees and consultants. As of December 31, 2018, the Company had approximately 142,456 share-based awards available for future grant.
The Company’s Employee Stock Purchase Plan (“ESPP”) authorizes the purchase of up to 37,500 common shares by employees under the plan. As of December 31, 2018 and 2017, there were no offering periods available to employees.

Stock Options
The fair value of each option is estimated on the date of grant using the Black-Scholes option pricing model, which uses the weighted-average assumptions noted in the following table:

	Year Ended December 31,
	2018	2017
Expected volatility	—	120.0%
Risk-free interest rate	—	2.1%
Dividend yield	—	—
Expected term (in years)	—	4.7
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
Options typically vest over a three-year period from the original grant date. The exercise price of each award is based on the market price of the Company’s common shares at the date of grant. Option awards can be granted for a maximum term of up to ten years. Option activity is summarized below:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Options outstanding at January 1, 2017	16,258	$434.00
Granted	10,924	$31.76
Exercised	—	$—
Forfeited	(3,646)	$502.64
Options outstanding at December 31, 2017	23,536	$251.20
Granted	—	$—
Exercised	—	$—
Forfeited	(3,486)	$132.23
Options outstanding at December 31, 2018	20,050	$199.06	3.3	$—
Vested and expected to vest at December 31, 2018	20,050	$199.06	3.3	$—
Exercisable at December 31, 2018	20,028	$199.25	3.3	$—
The following table summarizes information about the Company’s stock options:

	Year Ended December 31,
	2018	2017
Weighted-average grant date fair value per share	$—	$25.84
Intrinsic value of options exercised	$—	$—
Cash received upon exercise of options	$—	$—

Restricted Stock Units
The following table summarizes information about RSU activity:

	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding — January 1, 2017	18,948	$516.00
Granted	151,405	$31.68
Vested and released	(29,694)	$263.25
Forfeited	(14,690)	$111.12
Outstanding — December 31, 2017	125,969	$39.12
Granted	50	$20.00
Vested and released	(71,579)	$50.88
Forfeited	(1,436)	$77.80
Outstanding — December 31, 2018	53,004	$31.21
The estimated fair value of RSUs was based on the market value of the Company’s common shares on the date of grant. RSUs typically vest over a three-year period from the original date of grant. The total grant date fair value of RSUs vested during the years ended December 31, 2018 and 2017 was approximately $3.6 million and $8.0 million, respectively. The fair value of RSUs vested during the years ended December 31, 2018 and 2017 was approximately $0.7 million and $1.2 million, respectively.
Outside of 2015 Equity Incentive Plan
On March 26, 2019, the Board of Directors of the Company approved and granted 100,000 RSUs outside of the 2015 Plan to an employee. The RSUs have an estimated fair value of $2.51 per unit and vest over 1.5 years.
In 2017, the Board of Directors of the Company approved and granted 25,780 RSUs outside of the 2015 Plan to certain employees. The RSUs have an estimated fair value of $70.00 per unit and vest over one to three years.
Restricted Stock Awards
During 2018 and 2017, the Company granted restricted stock awards (“RSA”) to certain employees, directors and consultants in lieu of cash payment for services performed. The estimated fair value of the RSAs was based on the market value of the Company’s common shares on the date of grant. The RSAs were fully vested on the date of grant. The fair value of the RSAs vested during the years ended December 31, 2018 and 2017 was approximately $2.2 million and $0.2 million, respectively.
The following table summarizes information about RSA activity:

	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding — January 1, 2017	—	$—
Granted	6,917	$26.54
Vested	(6,917)	$26.54
Outstanding — December 31, 2017	—	$—
Granted	340,942	$6.33
Vested	(340,942)	$6.33
Outstanding — December 31, 2018	—	$—

Share-Based Compensation Expense
The Company recorded the following compensation expense related to its share-based compensation awards, including amounts related to discontinued operations (in thousands):

	Year Ended December 31,
	2018	2017
Cost of sales	$47	$370
Sales and marketing	310	2,095
Research and development	210	1,431
General and administrative	1,070	3,899
Total share-based compensation expense	$1,637	$7,795
As of December 31, 2018, there was a total of $0.5 million of unrecognized compensation expense related to unvested equity-based compensation awards. The expense associated with non-vested restricted stock units and options awards granted as of December 31, 2018 is expected to be recognized over a weighted-average period of 1.3 years.

13.	Net Loss per Share
Basic net loss per share is computed by dividing net loss applicable to common shareholders by the weighted-average number of common shares outstanding during the period. For all periods presented, there is no difference in the number of shares used to calculate basic and diluted shares outstanding due to the Company’s net loss position.
Anti-dilutive common share equivalents excluded from the computation of diluted net loss per share were as follows:

	December 31,
	2018	2017
Redeemable preferred shares	6,500,000	—
Common share purchase warrants	208,187	274,390
Restricted stock not yet vested or released	53,004	125,969
Options outstanding	20,050	23,536
Convertible notes	—	40,833
Convertible notes interest	—	40,945

14.	Income Taxes
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
At December 31, 2018, there were no unrecognized tax benefits. The Company believes it is reasonably possible that, within the next 12 months, the amount of unrecognized tax benefits may remain unchanged. The Company recognizes interest and penalties related to unrecognized tax benefits in its provision for income taxes. The Company had no material accrual for interest and penalties on its consolidated balance sheets at December 31, 2018 and 2017, and recognized no interest and/or penalties in the consolidated statements of operations for the years ended December 31, 2018 and 2017.

The components of loss before income taxes were as follows (in thousands):

	Year Ended December 31,
	2018	2017
Domestic	$(11,872)	$(5,295)
Foreign	(743)	(10,977)
Total	$(12,615)	$(16,272)
The benefit from income taxes includes the following (in thousands):

	Year Ended December 31,
	2018	2017
Deferred:
Foreign	$—	$(852)
Total deferred tax benefit	—	(852)
Benefit from income taxes	$—	$(852)
A reconciliation of income taxes computed by applying the federal statutory income tax rate of 26.5% to loss before income taxes to the total income tax benefit reported in the accompanying consolidated statements of operations is as follows (in thousands):

	Year Ended December 31,
	2018	2017
Income tax at statutory rate	$(3,343)	$(4,312)
Foreign rate differential	—	(182)
Change in tax rate	—	1,664
Change in valuation allowance	1,329	3,433
Share-based compensation expense	44	193
Prior year true-ups	111	—
Other differences	1,859	(1,648)
Benefit from income taxes	$—	$(852)

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

	December 31,
	2018	2017
Deferred tax assets:
Net operating loss carryforward	$9,610	$8,450
Intangible assets	2,280	2,270
Share-based compensation	52	94
Other	1,256	1,056
Deferred tax assets, gross	13,198	11,870
Valuation allowance for deferred tax assets	(13,198)	(11,870)
Deferred tax assets, net of valuation allowance	—	—
Deferred tax liabilities:
Indefinite-lived intangible assets	(16)	(16)
Deferred tax liabilities	(16)	(16)
Net deferred tax liabilities	$(16)	$(16)
At December 31, 2018, the Company had Canadian net operating loss carryforwards of $32.4 million. These carryforwards will begin expiring in 2031, unless previously utilized. At December 31, 2018, the Company had U.S. federal net operating loss carryforwards of $4.8 million. The remaining federal net operating loss will begin expiring in 2024, unless previously utilized.
For Canadian tax purposes there is an overall capital loss on the Company’s divestiture of Overland. The amount of the loss is dependent on the Company’s basis in the stock of Overland, which the Company has not completed its analysis to determine such amount. Due to the incomplete analysis, the Company has not recorded a benefit for the capital loss. The Company expects to finalize the determination of the basis and corresponding capital loss with the filing of its Canadian tax returns. Due to the Company’s full valuation allowance, any benefit recorded in future periods upon completion of an analysis will have no impact on continuing operations.

15.	Related Party Transactions
In November 2018, the Company entered into a transition service agreement to facilitate an orderly transition process for the divestiture of Overland. The transition service agreement has terms ranging from six months to 24 months depending on the service. Net expense incurred by the Company related to such agreement was approximately $149,000 for the year ended December 31, 2018, and was included in continuing operations.
Professional services provided by affiliates of the Company included in net loss from discontinued operations were $0.8 million and none during the years ended December 31, 2018 and 2017, respectively. As of December 31, 2018 and 2017, accounts payable and accrued liabilities included $0.2 million and none, respectively, due to related parties.

16.	401K Plan
The Company maintains an employee savings and retirement plan (the “401(k) Plan”) covering all of the Company’s U.S. employees, provided they meet the requirements of the plan. The 401(k) Plan permits but does not require matching contributions by the Company on behalf of participants. The Company has not made any matching contributions.

17.	Commitments and Contingencies
Leases
The Company leases various office space under non-cancelable operating leases that expire in various years through 2021. Future minimum lease payments as of December 31, 2018 under these arrangements are as follows (in thousands):

Minimum Lease Payments
2019	$168
2020	112
2021	66
Total	$346
Rent expense under non-cancelable operating leases is recognized on a straight-line basis over the respective lease terms and was $0.3 million for each of the years ended December 31, 2018 and 2017, respectively.
Letters of credit
During the ordinary course of business, the Company provides standby letters of credit to third parties as required for certain transactions initiated by the Company. As of December 31, 2018, the Company’s had no outstanding standby letters of credit.
Warranty and Extended Warranty
The Company had $0.7 million and $0.4 million in deferred costs included in other current and non-current assets related to deferred service revenue at December 31, 2018 and 2017, respectively. Changes in the liability for product warranty and deferred revenue associated with extended warranties and service contracts were as follows (in thousands):

	Product Warranty	Deferred Revenue
Liability at January 1, 2017	$—	$749
Liabilities assumed from acquisition	—	518
Settlements made during the period	(23)	(1,296)
Change in liability for warranties issued during the period	24	1,566
Change in liability for pre-existing warranties	21	—
Liability at December 31, 2017	22	1,537
Settlements made during the period	—	(1,417)
Change in liability for warranties issued during the period	—	1,351
Change in liability for pre-existing warranties	—	—
Liability at December 31, 2018	$22	$1,471
Current liability	$22	$825
Non-current liability	—	646
Liability at December 31, 2018	$22	$1,471
Litigation
The Company is, from time to time, subject to claims and suits arising in the ordinary course of business. In the opinion of management, the ultimate resolution of such pending proceedings will not have a material effect on the Company’s results of operations, financial position or cash flows.

Patent Litigation Funding Agreement
In December 2010, Overland entered into a litigation funding agreement (the “Funding Agreement”) with Special Situations Fund III QP, L.P., Special Situations Private Equity Fund, L.P., Special Situations Technology Fund, L.P., and Special Situations Technology Fund II, L.P. (collectively, the “Special Situations Funds”) pursuant to which the Special Situations Funds agreed to fund certain patent litigation brought by Overland. In May 2014, the Special Situations Funds filed a complaint against Overland in the Supreme Court for New York County, alleging breach of the Funding Agreement. The Special Situations Funds allege that Overland’s January 2014 acquisition of Tandberg Data entitled the Special Situation Funds to a $6.0 million payment under the Funding Agreement, and therefore Overland’s refusal to make the payment constitutes a breach of the Funding Agreement by Overland. In November 2014, the Special Situations Funds amended their complaint to allege that Overland breached the Funding Agreement’s implied covenant of good faith and fair dealing by settling the patent litigation with BDT in bad faith to avoid a payment obligation under the Funding Agreement.  The Special Situations Funds were seeking $6.0 million in contractual damages as well as costs and fees. On October 10, 2017, the Court entered an order granting Overland’s motion for summary judgment and dismissing the Special Situations Funds’ complaint in its entirety with prejudice, and in April 2018, the parties entered into a settlement agreement ending the litigation that did not require payment from either party.
Other
In January 2018, Mr. Vito Lupis filed a statement of claim in the Ontario Court of Justice alleging, among other things, breach of contracts, deceit and negligence against Mr. Giovanni J. Morelli, a former officer of the Company, and vicarious liability against the Company, in connection with stock purchase agreements and other related agreements that would have been entered into between Mr. Lupis and the Company in 2012. The Company and Mr. Lupis have initiated settlement discussions to resolve the matter.
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
On December 23, 2015, we filed a motion seeking to dismiss the majority of the claims asserted by the UD Trust. On January 13, 2016, we filed a counterclaim against the UD Trust in which we allege that V3 breached numerous provisions of the APA. On July 22, 2016, we filed a motion seeking to transfer venue of this action to the United States District Court for the District of Delaware. The Bankruptcy Court granted our motion to transfer venue on August 30, 2016, and the case was formally transferred to the Delaware District Court on October 11, 2016. On November 13, 2018, the Delaware District Court referred the case to the Delaware Bankruptcy Court. The Delaware Bankruptcy Court has not yet set a hearing on our motion to dismiss.
In March 2018, UD Trust filed a complaint in U.S. District Court, Northern California District (“California Complaint”) asserting that two transactions involving the Company constitute fraudulent transfers under federal and state law. First, UD Trust alleges that the consolidation of the Company’s and its subsidiaries’ indebtedness to the Cyrus Group into a debenture between FBC Holdings and the Company in December 2014 constitutes a fraudulent transfer. Second, UD Trust alleges that the Share Purchase Agreement constitutes a fraudulent transfer, and seeks to require that the proceeds of the transaction be placed in escrow until the V3 litigation is resolved. The California Complaint also asserts a claim against the Company’s former CEO for breach of fiduciary duty, and a claim against the Cyrus Group for aiding and abetting breach of fiduciary duty. We believe the lawsuit to be without merit and intend to vigorously defend against the action. On July 25, 2018, we filed a motion seeking to dismiss all of the claims asserted against the Company and its former CEO. On the same day, the Cyrus Group filed a motion seeking to dismiss all claims asserted against the Cyrus Group.

18.	Segmented Information
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
Information about Products and Services
The following table summarizes net revenue (in thousands):

	Year Ended December 31,
	2018	2017
Disk systems	$6,108	$9,698
Service	2,922	2,901
	$9,030	$12,599
Information about Geographic Areas
The Company markets its products domestically and internationally. Revenue is attributed to the location to which the product was shipped. The Company divides its worldwide sales into three geographical regions: Americas; APAC, consisting of Asia Pacific countries; and EMEA consisting of Europe, the Middle East and Africa.
The following table summarizes net revenue by geographic area (in thousands):

	Year Ended December 31,
	2018	2017
Americas	$8,044	$11,121
APAC	534	823
EMEA	452	655
Total	$9,030	$12,599