Form 10-Q
period 2019-03-31
Sphere 3D Corp
filed 2019-05-15
CIK 1591956

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2019
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
Large accelerated filer ☐             Accelerated filer ☐
Non-accelerated filer ☐                 Smaller reporting company ☒
(Do not check if a smaller reporting company)    Emerging growth company ☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐
As of May 8, 2019, there were 2,300,071 shares of the registrant’s common stock outstanding.

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements.
Sphere 3D Corp.
Condensed Consolidated Statements of Operations
(in thousands of U.S. dollars, except share and per share amounts)

	Three Months Ended March 31,
	2019	2018

	(Unaudited)
Revenue	$2,130	$2,373
Cost of revenue	1,435	1,930
Gross profit	695	443
Operating expenses:
Sales and marketing	453	781
Research and development	697	1,111
General and administrative	1,252	3,000
	2,402	4,892
Loss from operations	(1,707)	(4,449)
Other income (expense):
Interest expense, related party	(142)	(558)
Interest expense	(3)	—
Other income (expense), net	8	(126)
Net loss from continuing operations	(1,844)	(5,133)
Net loss from discontinued operations	—	(1,690)
Net loss	$(1,844)	$(6,823)
Net loss per share:
Continuing operations	$(0.82)	$(5.35)
Discontinued operations	—	(1.76)
Net loss per share basic and diluted	$(0.82)	$(7.11)
Shares used in computing net loss per share:
Basic and diluted	2,236,590	959,828
See accompanying notes to condensed consolidated financial statements.

Sphere 3D Corp.
Condensed Consolidated Statements of Comprehensive Loss
(in thousands of U.S. dollars)

	Three Months Ended March 31,
	2019	2018

	(Unaudited)
Net loss	$(1,844)	$(6,823)
Other comprehensive income:
Foreign currency translation adjustment	40	641
Total other comprehensive income	40	641
Comprehensive loss	$(1,804)	$(6,182)
See accompanying notes to condensed consolidated financial statements.

Sphere 3D Corp.
Condensed Consolidated Balance Sheets
(in thousands of U.S. dollars, except shares)

	March 31, 2019	December 31, 2018

Assets	(Unaudited)
Current assets:
Cash and cash equivalents	$139	$341
Accounts receivable, net	859	1,142
Inventories	1,247	1,230
Other current assets	596	784
Total current assets	2,841	3,497
Investment in affiliate	2,100	2,100
Property and equipment, net	5	6
Intangible assets, net	3,101	3,348
Goodwill	1,385	1,385
Other assets	1,114	950
Total assets	$10,546	$11,286
Liabilities and Shareholders’ Deficit
Current liabilities:
Accounts payable	$5,298	$4,600
Accrued liabilities	1,165	1,711
Accrued payroll and employee compensation	1,470	1,717
Deferred revenue	692	988
Debt, related party	500	500
Line of credit	365	100
Other current liabilities	104	23
Total current liabilities	9,594	9,639
Series A redeemable preferred shares	6,701	6,571
Deferred revenue, long-term	772	667
Long-term debt, related party	523	—
Other non-current liabilities	138	16
Total liabilities	17,728	16,893
Commitments and contingencies (Note 14)
Shareholders’ deficit:
Common shares, no par value; 2,300,071 and 2,219,141 shares issued and outstanding as of March 31, 2019 and December 31, 2018, respectively	183,753	183,524
Accumulated other comprehensive loss	(1,776)	(1,816)
Accumulated deficit	(189,159)	(187,315)
Total shareholders’ deficit	(7,182)	(5,607)
Total liabilities and shareholders’ deficit	$10,546	$11,286

See accompanying notes to condensed consolidated financial statements.

Sphere 3D Corp.
Condensed Consolidated Statements of Cash Flows
(in thousands of U.S. dollars)

	Three Months Ended March 31,
	2019	2018

Operating activities:	(Unaudited)
Net loss	$(1,844)	$(6,823)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	267	1,484
Share-based compensation	124	821
Preferred shares interest expense, related party	130	—
Amortization of debt issuance costs	—	183
Fair value adjustment of warrants	—	(259)
Payment in-kind interest expense, related party	—	63
Changes in operating assets and liabilities:
Accounts receivable	282	1,036
Inventories	(16)	709
Accounts payable and accrued liabilities	70	2,228
Accrued payroll and employee compensation	(62)	(823)
Deferred revenue	(191)	(465)
Other assets and liabilities, net	250	(265)
Net cash used in operating activities	(990)	(2,111)
Investing activities:
Purchase of property and equipment	—	(8)
Net cash used in investing activities	—	(8)
Financing activities:
Proceeds from debt - related party	523	—
Proceeds from line of credit, net	265	—
Payments on debt, related party	—	(192)
Net cash provided by (used in) financing activities	788	(192)
Effect of exchange rate changes on cash	—	40
Net decrease in cash and cash equivalents	(202)	(2,271)
Cash and cash equivalents, beginning of period	341	4,598
Cash and cash equivalents, end of period	139	2,327
Less: Cash and cash equivalents, discontinued operations	—	2,163
Cash and cash equivalents of continuing operations, end of period	$139	$164

Supplemental disclosures of cash flow information:
Cash paid for interest	$10	$379
Supplemental disclosures of non-cash investing and financing activities:
Issuance of common shares for settlement of related party liabilities	$105	$483
Issuance of common shares for settlement of liabilities	$—	$787
See accompanying notes to condensed consolidated financial statements.

Sphere 3D Corp.
Consolidated Statements of Shareholders’ Equity (Deficit)
(in thousands of U.S. dollars, except shares)

	Common Shares		Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Shareholders' Deficit
	Shares	Amount
Balance at January 1, 2019	2,219,141	$183,524	$(1,816)	$(187,315)	$(5,607)
Issuance of common shares pursuant to the vesting of restricted stock units	38,930	—	—	—	—
Issuance of restricted stock awards	42,000	105	—	—	105
Share-based compensation	—	124	—	—	124
Other comprehensive income	—	—	40	—	40
Net loss	—	—	—	(1,844)	(1,844)
Balance at March 31, 2019	2,300,071	$183,753	$(1,776)	$(189,159)	$(7,182)

	Common Shares		Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Shareholders' Equity
	Shares	Amount
Balance at January 1, 2018	889,461	$173,871	$(1,981)	$(161,427)	$10,463
Adoption of accounting standards	—	—	—	320	320
Issuance of common shares for warrant exchange	178,875	1,364	—	—	1,364
Issuance of common shares for settlement of related party interest expense	43,120	483	—	—	483
Issuance of common shares pursuant to the vesting of restricted stock units	26,353	—	—	—	—
Issuance of restricted stock awards	40,654	787	—	—	787
Share-based compensation	—	821	—	—	821
Other comprehensive income	—	—	641	—	641
Net loss	—	—	—	(6,823)	(6,823)
Balance at March 31, 2018	1,178,463	$177,326	$(1,340)	$(167,930)	$8,056
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
The Company delivers data management, and desktop and application virtualization solutions through hybrid cloud, cloud and on premise implementations by its global reseller network. The Company achieves this through a combination of containerized applications, virtual desktops, virtual storage and physical hyper-converged platforms. The Company’s products allow organizations to deploy a combination of public, private or hybrid cloud strategies while backing them up with the latest storage solutions. The Company has a portfolio of brands including SnapCLOUD®, SnapServer®, SnapSync®, HVE, Glassware 2.0™, and V3®.
In November 2018, the Company completed the sale of its outstanding shares of capital stock of Overland Storage, Inc. (“Overland”). In connection with the closing of the Purchase Agreement, the Company filed an articles of amendment to its articles of amalgamation setting forth the rights, privileges, restrictions and conditions of a new series of non-voting preferred shares of the Company (the “Series A Preferred Shares”). The Company entered into a Conversion Agreement between the Company and FBC Holdings S.a r.l. (“FBC Holdings”), pursuant to which $6.5 million of the Company’s then outstanding debt was converted into 6,500,000 Series A Preferred Shares (the “Preferred Shares”).
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
The Company incurred losses from operations and negative cash flows from operating activities for the three months ended March 31, 2019, and such losses may continue for the foreseeable future. Based upon the Company's current expectations and projections for the next year, the Company believes that it will not have sufficient liquidity necessary to sustain operations beyond May 31, 2019. These factors, among others, raise substantial doubt that the Company will be able to continue as a going concern. The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

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
In November 2018, the Company closed the Purchase Agreement related to its divestiture of Overland. The 2018 financial results of Overland have been reflected in the Company’s condensed consolidated statements of operations as discontinued operations. The Company’s 2018 statement of cash flows is presented on a combined basis, including continuing and discontinued operations. Unless it is otherwise disclosed, all other disclosures in the consolidated financial statements are related to continuing operations.
Use of Estimates
The preparation of the condensed consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the condensed consolidated financial statements and reported amounts of revenues and expenses during the reporting period. Significant areas requiring the use of management estimates relate to the determination of provisions for impairment assessments of goodwill, other indefinite-lived intangible assets; revenue; allowance for doubtful receivables; inventory valuation; warranty provisions; and litigation claims. Actual results could differ from these estimates.
Foreign Currency Translation
The financial statements of foreign subsidiaries, for which the functional currency is the local currency, are translated into U.S. dollars using the exchange rate at the consolidated balance sheet date for assets and liabilities and a weighted-average exchange rate during the year for revenue, expenses, gains and losses. Translation adjustments are recorded as other comprehensive income (loss) within shareholders’ deficit. Gains or losses from foreign currency transactions are recognized in the condensed consolidated statements of operations. Such transactions resulted in a loss of $22,000 and $385,000 in three months ended March 31, 2019 and 2018, respectively.
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

Research and Development Costs
Research and development expenses include payroll, employee benefits, share-based compensation expense, and other headcount-related expenses associated with product development. Research and development expenses also include third party development and programming costs, localization costs incurred to translate software for international markets, and the amortization of capitalized internally developed software costs.
Comprehensive Loss
Comprehensive loss and its components encompass all changes in equity other than those arising from transactions with shareholders, including net loss and foreign currency translation adjustments, and is disclosed in a separate condensed consolidated statement of comprehensive loss.
Share-based Compensation
We account for share-based awards, and similar equity instruments, granted to employees, non-employee directors, and consultants under the fair value method. Share-based compensation award types include stock options and restricted stock. We use the Black-Scholes option pricing model to estimate the fair value of option awards on the measurement date, which generally is the date of grant. The expense is recognized over the requisite service period (usually the vesting period) for the estimated number of instruments for which service is expected to be rendered. The fair value of restricted stock units (“RSUs”) is estimated based on the market value of the Company’s common shares on the date of grant. The fair value of options granted to non-employees is estimated at the measurement date using the Black-Scholes option pricing model.
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
Recently Adopted Accounting Pronouncements
On January 1, 2019, we adopted ASU 2016-02, Leases (Topic 842) (“ASU 2016-02”), as amended. The update increases transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and requires disclosing key information about leasing arrangements. The update is effective for reporting periods beginning after December 15, 2018. The Company elected to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach. The Company adopted the new standard on January 1, 2019 and elected the package of practical expedients permitted under the transition guidance. The practical expedients allowed us to carry forward our historical assessment of whether existing agreements are or contain a lease and the classification of our existing lease arrangements. As a result of the adoption, the Company recorded right-of-use assets and liabilities on its condensed consolidated balance sheet, which resulted in an increase in the assets and liabilities of the condensed consolidated balance sheet of $253,000, using a discount rate of 8.0%. At March 31, 2019, the weighted-average remaining lease term of the Company’s operating leases was approximately 2.3 years.
On January 1, 2019, ASU No. 2018-07, ASU No. 2018-07, Compensation-Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting (“ASU 2018-07). The update aligns measurement and classification guidance for share-based payments to nonemployees with the guidance applicable to employees. Under the new guidance, the measurement of equity-classified nonemployee awards will be fixed at the grant date. The update is effective for annual reporting periods, including interim periods, beginning after December 15, 2018, with early adoption permitted. The adoption of the new standard on January 1, 2019 did not have an effect on our financial position, results of operations or cash flows.

3.	Discontinued Operations
In November 2018, the Company transferred all the issued and outstanding shares of capital stock of Overland to SVTP in consideration for (i) the issuance to the Company of shares of Series A Preferred Stock of SVTP representing 19.9% of the outstanding shares of capital stock of SVTP as of the closing with a value of $2.1 million, (ii) the release of the Company from outstanding debt obligations totaling $41.7 million assumed by SVTP, and (iii) $1.0 million in cash proceeds from SVTP. In addition, the Company entered into a Conversion Agreement with FBC Holdings, pursuant to which $6.5 million of the Company’s outstanding related party secured note was converted into 6,500,000 Preferred Shares of the Company. In 2018, the Company recorded a loss on the divestiture of Overland of $4.3 million which was included in net loss of discontinued operations. At both March 31, 2019 and December 31, 2018, accrued payroll and employee compensation included $1.0 million for accrued one-time employee related costs associated with the divestiture, which was included in the 2018 loss on the disposal of discontinued operations.
The Company and the buyer entered into a transition service agreement (“TSA”) to facilitate an orderly transition process. The TSA has terms ranging up to 24 months depending on the service. Expense incurred by the Company related to the TSA was approximately $81,000 for the three months ended March 31, 2019, and was included in continuing operations.

The results of discontinued operations for Overland for the three months ended March 31, 2018 have been reflected as discontinued operations in the condensed consolidated statements of operations and comprehensive loss and consist of the following (in thousands):

Three Months Ended March 31, 2018
Revenue	$17,075
Cost of revenue	11,507
Gross profit	5,568
Sales and marketing	3,609
Research and development	177
General and administrative	2,422
6,208
Loss from operations of discontinued operations	(640)
Other expense of discontinued operations:
Interest expense, related party	(97)
Interest expense	(453)
Other expense, net	(160)
Loss before income taxes of discontinued operations	(1,350)
Provision for income taxes of discontinued operations	340
Net loss of discontinued operations	$(1,690)
Certain cash flows from discontinued operations consisted of the following amounts (in thousands):

Three Months Ended March 31, 2018
Depreciation and amortization	$638
Capital expenditures	$8

4.	Certain Balance Sheet Items
The following table summarizes inventories (in thousands):

	March 31, 2019	December 31, 2018
Raw materials	$240	$255
Work in process	302	282
Finished goods	705	693
	$1,247	$1,230

The following table summarizes other current assets (in thousands):

	March 31, 2019	December 31, 2018
Deferred cost - service contracts	$329	$385
Prepaid insurance and services	252	344
Other	15	55
	$596	$784
The following table summarizes other assets (in thousands):

	March 31, 2019	December 31, 2018
Prepaid insurance and services	$619	$653
Deferred cost – service contracts	241	270
Right-of-use asset	225	—
Other	29	27
	$1,114	$950

5.	Intangible Assets
The following table summarizes intangible assets, net (in thousands):

	March 31, 2019	December 31, 2018
Developed technology	$13,383	$13,383
Channel partner relationships	730	730
Capitalized development costs(1)	2,959	2,918
Customer relationships	380	380
	17,452	17,411
Accumulated amortization:
Developed technology	(12,348)	(12,222)
Channel partner relationships	(267)	(233)
Capitalized development costs(1)	(1,768)	(1,655)
Customer relationships	(318)	(303)
	(14,701)	(14,413)
Total finite-lived assets, net	2,751	2,998
Indefinite-lived intangible assets - trade names	350	350
Total intangible assets, net	$3,101	$3,348
________________

(1)	Includes the impact of foreign currency exchange rate fluctuations.
Amortization expense of intangible assets was $266,000 and $846,000 during the three months ended March 31, 2019 and 2018, respectively. Estimated amortization expense for intangible assets is expected to be approximately $764,000 for the remainder of 2019 and $936,000, $512,000, $329,000, $34,000, and $12,000 in fiscal 2020, 2021, 2022, 2023 and 2024, respectively.

6.	Investment in Affiliate
In November 2018, in connection with the divestiture of Overland, the Company received 1,879,699 SVTP Preferred Shares representing 19.9% of the outstanding shares of capital stock of SVTP with a fair value of $2.1 million. The fair value of this investment was estimated using discounted cash flows and consideration of the Exchange Agreement described below. The Company concluded it does not have a significant influence over the investee. There were no known identified events or changes in circumstances that may have a significant adverse effect on the fair value of the investment at March 31, 2019.
In November 2018, the Company also entered into an Exchange and Buy-Out Agreement (the “Exchange Agreement”), between the Company, FBC Holdings, SVTP, and MF Ventures LLC (“MFV”). Under the terms of the Exchange Agreement, (i) the Company granted FBC Holdings the right to exchange up to 2,500,000 of the Company’s Preferred Shares held by FBC Holdings for up to all of the SVTP Preferred Shares held by the Company (the “Exchange Right”), with such Exchange Right expiring within two years of the November 2018 closing, and (ii) MFV and SVTP have the right to purchase up to 2,500,000 Preferred Shares held by FBC Holdings (or, following exercise of the Exchange Right by FBC Holdings, the SVTP shares held by FBC Holdings) (the “Buy-out Right”), with such Buy-out Right expiring within one year of the November 2018 closing. If MFV or SVTP exercise their Buy-out Right prior to FBC Holdings exercise of its Exchange Right, then any Preferred Shares subject to the exercise of the Buy-out Right will automatically be exchanged for the same number of SVTP Preferred Shares that would have been issued to FBC Holdings had the Exchange Right been exercised prior to the buy-out.
In connection with the Exchange Agreement, the Company entered into a security and pledge agreement between the Company and FBC Holdings, pursuant to which, among other things, the Company granted a security interest to FBC Holdings in all the SVTP Preferred Shares held by the Company to secure the Company’s obligations under the Exchange Agreement.

7.	Debt
Related party secured note payable
In November 2018, in connection with the divestiture of Overland, the Company entered into a $500,000 note payable held by SVTP. The note payable bears interest at a rate of 8.0% per annum. The principal amount of the note payable along with any unpaid interest is due on June 13, 2019. The obligations under the note payable are secured by the SVTP Preferred Shares held by the Company.
Related party unsecured notes payable
In January 2019, the Company entered into two unsecured notes payable, for an aggregate of $523,000 with two employees of the Company. Each of the notes payable bear interest at a rate of 2.0% per annum payable annually. The principal amount of the note payable along with any unpaid interest is due on January 10, 2021.
Related party interest expense
For the three months ended March 31, 2019, aggregate related party interest expense was $12,000. At March 31, 2019, there was $3,400 of accrued interest included in accrued liabilities for related party notes payable.
Line of credit
The Company has a line of credit agreement with a bank with a maximum borrowing limit of $400,000. Borrowings under this agreement bear interest at a rate of 6.0% per annum. The line of credit expires on December 19, 2019. The outstanding balance was $365,000 as of March 31, 2019. Borrowings under the line of credit are secured by the inventory and accounts receivable balances of the Company.
The line of credit agreement also contains customary insurance requirements, limits on cross collateralization and events of default, including, among other things, failure to make payments, insolvency or bankruptcy, business termination, merger or consolidation or acquisition without written consent, a material impairment in the perfection or priority of the Lender’s lien in the collateral or in the value of such collateral, or material adverse change to the business that would impair the loan.

8.	Preferred Shares
Series A Redeemable Preferred Shares
In 2018, the Company filed an articles of amendment to its articles of amalgamation setting forth the rights, privileges, restrictions and conditions of a new series of non-voting preferred shares of the Company. On November 13, 2018, in connection with the disposition of Overland, the Company entered into a Conversion Agreement with FBC Holdings and $6.5 million of the outstanding principal amount of its secured note held by FBC Holdings was converted into 6,500,000 Preferred Shares. The Preferred Shares (i) are convertible into the Company’s common shares, subject to prior shareholder approval, at a conversion rate equal to $1.00 per share, plus accrued and unpaid dividends, divided by an amount equal to 0.85 multiplied by a 15-day volume weighted average price per common share prior to the date the conversion notice is provided (the “Conversion Rate”), (ii) carry a cumulative preferred dividend at a rate of 8.0% of the subscription price per preferred share, (iii) are subject to mandatory redemption for cash at the option of the holders thereof after a two-year period, and (iv) carry a liquidation preference equal to the subscription price per preferred share plus any accrued and unpaid dividends. At March 31, 2019, there was $201,000 of accrued preferred dividends included in Series A redeemable preferred shares and $130,000 included in related party interest expense.
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

9.	Fair Value Measurements
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

10.	Share Capital
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
Warrants
At March 31, 2019, the Company had the following outstanding warrants to purchase common shares:

Date issued	Contractual life (years)	Exercise price	Number outstanding		Expiration
May 2015	5	$800.00	4,200		May 31, 2020
October 2015	5	$466.00	2,010		October 14, 2020
December 2015	5	$500.00	5,138		December 15, 2020
December 2015	5	$216.00	7,500	(1)	December 4, 2020
March 2016	5	$500.00	150		March 4, 2021
November 2016	3	$400.00	125		November 8, 2019
August 2017	5	$42.00	37,500		August 11, 2022
August 2017	5	$42.00	11,876		August 16, 2022
August 2017	5	$42.00	25,625		August 22, 2022
April 2018	5	$5.60	111,563		April 17, 2023
			205,687	(2)
_______________

(1)
If the Company or any subsidiary thereof, at any time while this warrant is outstanding, enters into a Variable Rate Transaction (“VRT”) (as defined in the purchase agreement) and the issue price, conversion price or exercise price per share applicable thereto is less than the warrant exercise price then in effect, the exercise price shall be reduced to equal the VRT price.

(2)	Includes warrants to purchase up to 40,000 common shares, in the aggregate, outstanding to related parties at March 31, 2019.

Related Party Share Capital Transactions
In March 2018, the Company entered into warrant exchange agreements, in a privately negotiated exchange under Section 4(a)(2) of the Securities Act of 1933, as amended, pursuant to which the Company issued 178,875 common shares in exchange for the surrender and cancellation of the Company’s then outstanding March 24, 2017 warrants (the “Exchange”). Immediately after the Exchange, the previously issued warrants became null and void. A related party participated in the Exchange by acquiring 37,500 common shares in exchange for the cancellation of a warrant to purchase 34,091 common shares.

11.	Equity Incentive Plans
During the three months ended March 31, 2019 and 2018, the Company granted awards of restricted stock units of 100,000 and 50, respectively, of which 100,000 were granted in 2019 outside of the 2015 Performance Incentive Plan. The restricted stock units were recorded at fair value on the date of grant. The restricted stock units typically vest over a period of approximately three years. The restricted stock units granted outside of the 2015 Performance Incentive Plan vest over a period of 18-months.
Restricted Stock Awards
During the three months ended March 31, 2019 and 2018, the Company granted restricted stock awards (“RSA”) in lieu of cash payment for services performed. The estimated fair value of the RSAs was based on the market value of the Company’s common shares on the date of grant. During the three months ended March 31, 2019 and 2018, the Company granted RSAs of 42,000 and 47,535, respectively, with a fair value of $105,000 and $787,000, respectively.
Share-Based Compensation Expense
The Company recorded the following compensation expense related to its share-based compensation awards, which 2018 includes amounts related to discontinued operations:

	Three Months Ended March 31,
	2019	2018
Cost of sales	$693	$32,083
Sales and marketing	10,313	183,775
Research and development	18,471	96,300
General and administrative	94,565	508,626
Total share-based compensation expense	$124,042	$820,784
As of March 31, 2019, there was a total of $525,000 of unrecognized compensation expense related to unvested equity-based compensation awards. The expense associated with non-vested restricted stock units and options awards granted as of March 31, 2019 is expected to be recognized over a weighted-average period of 1.2 years.

12.	Net Loss per Share
Basic net loss per share is computed by dividing net loss applicable to common shareholders by the weighted-average number of common shares outstanding during the period. For all periods presented, there is no difference in the number of shares used to calculate basic and diluted shares outstanding due to the Company’s net loss position.
Anti-dilutive common share equivalents excluded from the computation of diluted net loss per share were as follows:

	Three Months Ended March 31,
	2019	2018
Common share purchase warrants	205,687	110,275
Restricted stock not yet vested or released	114,066	106,026
Options outstanding	10,298	22,019
Convertible notes	—	40,833
Convertible notes interest	—	40,945

13.	Related Party Transactions
In November 2018, the Company entered into a transition service agreement to facilitate an orderly transition process for the divestiture of Overland. The transition service agreement has terms ranging from up to 24 months depending on the service. Net expense incurred by the Company related to such agreement was approximately $81,000 during the three months ended March 31, 2019, and was included in continuing operations.

14.	Commitments and Contingencies
Letters of credit
During the ordinary course of business, the Company provides standby letters of credit to third parties as required for certain transactions initiated by the Company. As of March 31, 2019, the Company had no outstanding standby letters of credit.
Warranty and Extended Warranty
The Company had $0.6 million and $0.7 million in deferred costs included in other current and non-current assets related to deferred service revenue at March 31, 2019 and December 31, 2018, respectively. Changes in the liability for product warranty and deferred revenue associated with extended warranties and service contracts were as follows (in thousands):

	Product Warranty	Deferred Revenue
Liability at January 1, 2019	$22	$1,655
Settlements made during the period	—	(355)
Change in liability for warranties issued during the period	—	164
Change in liability for pre-existing warranties	(22)	—
Liability at March 31, 2019	$—	$1,464
Current liability	$—	$692
Non-current liability	—	772
Liability at March 31, 2019	$—	$1,464

Litigation
The Company is, from time to time, subject to claims and suits arising in the ordinary course of business. In the opinion of management, the ultimate resolution of such pending proceedings will not have a material effect on the Company’s results of operations, financial position or cash flows.
Other
In January 2018, Mr. Vito Lupis filed a statement of claim in the Ontario Court of Justice alleging, among other things, breach of contracts, deceit and negligence against Mr. Giovanni J. Morelli, a former officer of the Company, and vicarious liability against the Company, in connection with stock purchase agreements and other related agreements that would have been entered into between Mr. Lupis and the Company in 2012. In March 2019, the Company and Mr. Lupis entered into a settlement agreement pursuant to which the Company has agreed to pay Mr. Lupis certain consideration, which is included in general and administrative expense, in exchange for a dismissal of the action.
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

15.	Subsequent Event
In May 2019, the Company signed purchase agreements for a private placement of 340,000 common shares of the Company for a purchase price of $680,000. The purchase price for one common share was $2.00. The transaction is anticipated to close on or about May 15, 2019 subject to customary closing conditions. The Company intends to use the proceeds from the offering for general corporate and working capital purposes.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
The following quarterly management’s discussion and analysis (“MD&A”) should be read in conjunction with our unaudited condensed consolidated financial statements and the accompanying notes of Sphere 3D Corp. (the “Company”) for the three months ended March 31, 2019. The condensed consolidated financial statements have been presented in United States (“U.S.”) dollars and have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). Unless the context otherwise requires, any reference to the “Company,” “Sphere 3D,” “we,” “our,” “us” or similar terms refers to Sphere 3D Corp. and its subsidiaries. Unless otherwise indicated, all references to “$” and “dollars” in this discussion and analysis mean U.S. dollars.
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
Overview
Sphere 3D provides solutions for standalone storage and technologies that converge the traditional silos of compute, storage and network into one integrated hyper-converged or converged solution. We provide enterprise storage management solutions, and the ability to connect to public cloud services such as Microsoft Azure for additional delivery options and hybrid cloud capabilities. Our integrated solutions include a patented portfolio for operating systems for storage, proprietary virtual desktop orchestration software, and proprietary application container software. Our software, combined with commodity x86 servers, or purpose built appliances, deliver solutions designed to provide application mobility, security, data integrity and simplified management. These solutions can be deployed through a public, private or hybrid cloud and are delivered through a global reseller network and professional services organization. We have a portfolio of brands including SnapServer®, HVE ConneXions and UCX ConneXions, dedicated to helping customers achieve their IT goals. In November 2018, we divested ourselves of Overland Storage, Inc. and its subsidiaries (“Overland”) and associated product portfolio for long term archive as well as the RDX removable disk product portfolio. We undertook this divestiture in order to facilitate the elimination of secured debt and to allow us to focus greater resources to our converged and hyper-converged product portfolio.

Discontinued Operations
In November 2018, the Company transferred all the issued and outstanding shares of capital stock of Overland to Silicon Valley Technology Partners, Inc. (“SVTP”) in consideration for (i) the issuance to the Company of shares of Series A Preferred Stock of SVTP representing 19.9% of the outstanding shares of capital stock of SVTP as of the closing with a value of $2.1 million, (ii) the release of the Company from outstanding debt obligations totaling $41.7 million assumed by SVTP, and (iii) $1.0 million in cash proceeds from SVTP. In addition, the Company entered into a Conversion Agreement with FBC Holdings S.a r.l. (“FBC Holdings”), pursuant to which $6.5 million of the Company’s outstanding related party secured note was converted into 6,500,000 Preferred Shares of the Company. See Notes to Condensed Consolidated Financial Statements - Note 3 - Discontinued Operations for additional details.
We undertook this divestiture in order to facilitate the elimination of secured debt and to allow us to focus greater resources to our converged and hyper-converged product portfolio. The financial results of Overland are presented as discontinued operations in our condensed consolidated statements of operations for the three months ended March 31, 2018.
Nasdaq Listing
On November 12, 2018, we received a letter from the Nasdaq Listing Qualifications department of The Nasdaq Stock Market LLC notifying us that we were not in compliance with the requirement of Nasdaq Marketplace Rule 5550(b)(1) for continued inclusion on the NASDAQ Capital Market because the Company’s stockholders’ equity of $707,000 reported in the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2018, is below the required minimum of $2.5 million. The Company submitted a plan to regain compliance, which was accepted by Nasdaq on January 11, 2019.
On May 14, 2019, we received written notification from The NASDAQ Stock Market, LLC notifying us that we had not regained compliance with the minimum value of the Company’s stockholders’ equity of $2.5 million as set forth in Nasdaq Marketplace Rule 5550(b)(1) for continued inclusion on the NASDAQ Capital Market. The Staff had determined that the Company’s common stock would be delisted from Nasdaq unless the Company timely requests a hearing before a Nasdaq Hearings Panel (the “Panel”).
Accordingly, the Company plans to request a hearing before the Panel. The Company’s common stock will continue to trade on The Nasdaq Capital Market under the symbol “ANY” until the Panel issues its decision following the hearing and through the expiration of any additional extension period granted by the Panel. The Panel has discretion to grant an exception for up to 180 days after the NASDAQ Staff’s initial delisting decision. There can be no assurance that the Panel will grant the Company’s request for continued listing. If the Company’s common stock ceases to be listed for trading on Nasdaq, the Company expects that its common stock would be traded on the over-the-counter market.
First Quarter of 2019

•
In May 2019, the Company signed purchase agreements for a private placement of 340,000 common shares of the Company for a purchase price of $680,000, or $2.00 per common share. The transaction is anticipated to close on or about May 15, 2019 subject to customary closing conditions. The Company intends to use the proceeds from the offering for general corporate and working capital purposes.

Results of Operations
The following table sets forth certain financial data as a percentage of revenue:

	Three Months Ended March 31,
	2019	2018
Revenue	100.0%	100.0%
Cost of revenue	67.4	81.3
Gross profit	32.6	18.7
Operating expenses:
Sales and marketing	21.3	32.9
Research and development	32.7	46.8
General and administrative	58.8	126.4
	112.8	206.1
Loss from operations	(80.2)	(187.4)
Interest expense	(6.8)	(23.5)
Other income (expense), net	0.4	(5.3)
Net loss from continuing operations	(86.6)	(216.2)
Net loss from discontinued operations	—	(71.2)
Net loss	(86.6)%	(287.4)%
The First Quarter of 2019 Compared with the First Quarter of 2018
Revenue
We had revenue of $2.1 million during the first quarter of 2019 compared to $2.4 million during the first quarter of 2018. The decrease in revenue of $0.3 million was primarily due to lower revenues from HVE converged and hyper-converged products.
Gross Profit
Gross profit and margin were as follows (in thousands, unless otherwise noted):

	Three Months Ended March 31,
	2019	2018	Change
Gross profit	695	443	56.9%
Gross margin	32.6%	18.7%	13.9	pt
In the first quarter of 2019, gross profit and margin increased primarily due to the shift in focus to the SnapServer® family of products which have higher profit margins.
Operating Expenses
Sales and Marketing Expense
Sales and marketing expenses were $0.5 million and $0.8 million for the first quarter of 2019 and 2018, respectively. The decrease of $0.3 million was primarily due to a decrease of $0.2 million in employee and related expenses associated with a lower average headcount.

Research and Development Expense
Research and development expenses were $0.7 million and $1.1 million for the first quarter of 2019 and 2018, respectively. The decrease of $0.4 million was primarily due to a decrease of $0.3 million in employee and related expenses associated with a lower average headcount.
General and Administrative Expense
General and administrative expenses were $1.3 million and $3.0 million for the first quarter of 2019 and 2018, respectively. The decrease of $1.7 million was primarily due to a decrease of $1.2 million in legal and transaction costs primarily related to the share purchase agreement entered into in February 2018 and a decrease of $0.5 million in amortization of intangible assets.
Non-Operating Expenses
Interest Expense
Interest expense was $0.1 million and $0.6 million for the first quarter of 2019 and 2018, respectively. The decrease was primarily related to the release of the Company from its outstanding FBC Holdings secured note obligation of $18.0 million assumed by SVTP in the November 2018 Overland divestiture.
Discontinued Operations
On November 13, 2018, we closed our divestiture of Overland under the Purchase Agreement. The financial results of Overland for the first quarter of 2018 have been reflected in our consolidated statements of operations as discontinued operations. The Company’s 2018 statement of cash flows are presented on a combined basis, including continuing and discontinued operations.
Liquidity and Capital Resources
We have recurring losses from operations and a net working capital deficiency. Our primary source of cash flow is generated from sales of our disk automation systems. We have financed our operations through gross proceeds from private sales of equity securities and with borrowings under our credit facilities. At March 31, 2019, we had cash of $139,000 compared to cash of $341,000 at December 31, 2018. As of March 31, 2019, we had a working capital deficit of $6.8 million, reflecting a decrease in current assets of $656,000 and a decrease in current liabilities of $45,000 compared to December 31, 2018. Cash management and preservation continue to be a top priority. We expect to incur negative operating cash flows as we work to maintain and increase our sales volume, and maintain operational efficiencies.
In May 2019, the Company signed purchase agreements for a private placement of 340,000 common shares of the Company for a purchase price of $680,000, or a purchase price of $2.00 per share. The transaction is anticipated to close on or about May 15, 2019 subject to customary closing conditions. The Company intends to use the proceeds from the offering for general corporate and working capital purposes.
In November 2018, the Company transferred all the issued and outstanding shares of capital stock of Overland to SVTP in consideration for (i) the issuance to the Company of shares of Series A Preferred Stock of SVTP representing 19.9% of the outstanding shares of capital stock of SVTP as of the closing with a value of $2.1 million, (ii) the release of the Company from outstanding debt obligations totaling $41.7 million assumed by SVTP, and (iii) $1.0 million in cash proceeds from SVTP. In addition, the Company entered into a Conversion Agreement with FBC Holdings, pursuant to which $6.5 million of the Company’s outstanding related party secured note was converted into 6,500,000 Preferred Shares of the Company.
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
As a result of our recurring losses from operations and negative cash flows, the report from our independent registered public accounting firm regarding our consolidated financial statements for the year ended December 31, 2018 included an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern.
As of March 31, 2019, our outstanding debt balance was as follows (in thousands):

	Maturity Date	Interest Rate	Amount Outstanding
Series A redeemable preferred shares	11/13/2020	8.0%	$6,701
Unsecured debt - related party	1/10/2021	8.0%	$523
Secured debt - related party	6/13/2019	2.0%	$500
Line of credit	12/19/2019	6.0%	$365
All debt and credit facilities are denominated in U.S. dollars. Our secured debt and credit facility contain standard borrowing conditions and can be recalled by the lenders if certain conditions are not met.
The following table shows a summary of our cash flows (used in) provided by operating activities, investing activities and financing activities (in thousands):

	Three Months Ended March 31,
	2019	2018
Net cash used in operating activities	$(990)	$(2,111)
Net cash used in investing activities	$—	$(8)
Net cash provided by (used in) financing activities	$788	$(192)
The use of cash during the first three months of 2019 was primarily a result of our net loss of $1.8 million, offset by $0.5 million in non-cash items, which included share-based compensation and depreciation and amortization.
During the first three months of 2019, we received $0.8 million in proceeds from related party debt and our line of credit. During the three months of 2018, we made $0.2 million of payments on our related party debt.
Off-Balance Sheet Information
During the ordinary course of business, we may provide standby letters of credit to third parties as required for certain transactions initiated by us. As of March 31, 2019, we had no standby letters of credit outstanding.

Critical Accounting Policies and Estimates
The discussion and analysis of our financial position and results of operations is based on our unaudited consolidated interim financial statements included elsewhere in this Form 10-Q, which have been prepared in accordance with accounting principles generally accepted in the United States. We believe certain of our accounting policies are critical to understanding our financial position and results of operations. There have been no significant changes to our critical accounting judgments, policies and estimates as described in our Annual Report on Form 10-K for the year ended December 31, 2018.
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
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the three months ended March 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings.
The Company is, from time to time, subject to claims and suits arising in the ordinary course of business. In the opinion of management, the ultimate resolution of such pending proceedings will not have a material effect on the Company’s results of operations, financial position or cash flows.
Other
In January 2018, Mr. Vito Lupis filed a statement of claim in the Ontario Court of Justice alleging, among other things, breach of contracts, deceit and negligence against Mr. Giovanni J. Morelli, a former officer of the Company, and vicarious liability against the Company, in connection with stock purchase agreements and other related agreements that would have been entered into between Mr. Lupis and the Company in 2012. In March 2019, the Company and Mr. Lupis entered into a settlement agreement pursuant to which the Company has agreed to pay Mr. Lupis certain consideration, which is included in general and administrative expense, in exchange for a dismissal of the action.
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

Item 1A. Risk Factors.
An investment in our Company involves a high degree of risk. In addition to the risk factors and other information included or incorporated by reference to this report, you should carefully consider each of the risk factors described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018, which is available on SEDAR at www.sedar.com and EDGAR at www.sec.gov. These risks and uncertainties are not the only ones we face. Additional risks and uncertainties not presently known to us or that we currently consider immaterial may also impair our business operations. If any of the risks actually occur, our business and financial results could be harmed and the trading price of our common shares could decline.
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
Management has projected that cash on hand will not be sufficient to allow the Company to continue operations beyond May 31, 2019 if the Company is unable to if we are unable to raise additional funding for operations. We expect our working capital needs to increase in the future as we continue to expand and enhance our operations. Our ability to raise additional funds through equity or debt financings or other sources may depend on the financial success of our current business and successful implementation of our key strategic initiatives, financial, economic and market conditions and other factors, some of which are beyond our control. No assurance can be given that we will be successful in raising the required capital at reasonable cost and at the required times, or at all. Further equity financings may have a dilutive effect on shareholders and any debt financing, if available, may require restrictions to be placed on our future financing and operating activities. If we require additional capital and are unsuccessful in raising that capital, we may not be able to continue our business operations and advance our growth initiatives, which could adversely impact our business, financial condition and results of operations.
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
Risks Related to Our Public Company Status and Our Common Shares
We have received notification from NASDAQ that we do not meet the NASDAQ Capital Market’s continued listing requirement for the minimum market value of publicly held shares. If our common shares are delisted from the NASDAQ Capital Market, our business, financial condition, results of operations and share price could be adversely affected, and the liquidity of our common shares and our ability to obtain financing could be impaired.
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

On November 12, 2018, we received a letter from the Nasdaq Listing Qualifications department of The Nasdaq Stock Market LLC notifying us that we were not in compliance with the requirement of Nasdaq Marketplace Rule 5550(b)(1) for continued inclusion on the NASDAQ Capital Market because the Company’s stockholders’ equity of $707,000 reported in the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2018, is below the required minimum of $2.5 million. The Company submitted a plan to regain compliance, which was accepted by Nasdaq on January 11, 2019.
On May 14, 2019, we received written notification from The NASDAQ Stock Market, LLC notifying us that we had not regained compliance with the minimum value of the Company’s stockholders’ equity of $2.5 million as set forth in Nasdaq Marketplace Rule 5550(b)(1) for continued inclusion on the NASDAQ Capital Market. The Staff had determined that the Company’s common stock would be delisted from Nasdaq unless the Company timely requests a hearing before a Nasdaq Hearings Panel (the “Panel”).
Accordingly, the Company plans to request a hearing before the Panel. The Company’s common stock will continue to trade on The Nasdaq Capital Market under the symbol “ANY” until the Panel issues its decision following the hearing and through the expiration of any additional extension period granted by the Panel. The Panel has discretion to grant an exception for up to 180 days after the NASDAQ Staff’s initial delisting decision. There can be no assurance that the Panel will grant the Company’s request for continued listing. If the Company’s common stock ceases to be listed for trading on Nasdaq, the Company expects that its common stock would be traded on the over-the-counter market.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
None.
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
None.

Item 6. Exhibits.

Exhibit		Filed	Incorporated by Reference
Number	Description	Herewith	Form	File No.	Date Filed

3.1	Certificate and Articles of Amalgamation		6-K	001-36532	3/25/2015

3.2	Certificate of Amendment to the Articles of Amalgamation of the Company		6-K	001-36532	7/17/2017

3.3	Certificate of Amendment to the Articles of Amalgamation of the Company		8-K	001-36532	10/2/2018

3.4	Certificate of Amendment to the Articles of Amalgamation of the Company		8-K	001-36532	10/5/2018

3.5	Certificate of Amendment to the Articles of Amalgamation of the Company		8-K	001-36532	11/5/2018

3.6	Certificate of Amendment to the Articles of Amalgamation of the Company		8-K	001-36532	11/14/2018

3.7	By-Law No. 1, as Amended		6-K	001-36532	7/17/2017

3.8	By-Law No. 2		6-K	001-36532	5/12/2017

10.1	Sphere 3D Corp. 2015 Performance Incentive Plan, as amended	X

10.2	Promissory Note, dated January 10, 2019 by and among Sphere 3D Corp. and Chris Cunningham	X

10.3	Promissory Note, dated January 10, 2019 by and among Sphere 3D Corp. and Eric Cunningham	X

10.4	Letter Amendment to Secured Promissory Note dated May 13, 2019, by and among Sphere 3D Corp., HVE Inc., and Overland Storage, Inc.	X

31.1	Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

31.2	Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

101.INS	XBRL Instance Document	X

101.SCH	XBRL Taxonomy Extension Schema	X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase	X

101.DEF	XBRL Taxonomy Extension Definition Linkbase	X

101.LAB	XBRL Taxonomy Extension Label Linkbase	X

101.PRE	XBRL Taxonomy Presentation Linkbase	X

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Sphere 3D Corp.

Date:	May 15, 2019	By:	/s/ Peter Tassiopoulos
Peter Tassiopoulos Chief Executive Officer (Principal Executive Officer)