Form 10-Q
period 2019-06-30
Sphere 3D Corp
filed 2019-08-14
CIK 1591956

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2019
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
Large accelerated filer ☐             Accelerated filer ☐
Non-accelerated filer ☐                 Smaller reporting company ☒
(Do not check if a smaller reporting company)    Emerging growth company ☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐
As of August 8, 2019, there were 2,543,428 shares of the registrant’s common stock outstanding.

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements.
Sphere 3D Corp.
Condensed Consolidated Statements of Operations
(in thousands of U.S. dollars, except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018

	(Unaudited)		(Unaudited)
Revenue	$963	$2,698	$3,093	$5,071
Cost of revenue	718	2,225	2,153	4,155
Gross profit	245	473	940	916
Operating expenses:
Sales and marketing	491	740	944	1,521
Research and development	516	899	1,213	2,010
General and administrative	761	1,691	2,013	4,691
	1,768	3,330	4,170	8,222
Loss from operations	(1,523)	(2,857)	(3,230)	(7,306)
Other income (expense):
Interest expense, related party	(144)	(1,212)	(286)	(1,770)
Interest expense	(12)	—	(15)	—
Other income (expense), net	14	41	22	(85)
Net loss from continuing operations	(1,665)	(4,028)	(3,509)	(9,161)
Net loss from discontinued operations	—	(1,974)	—	(3,664)
Net loss	$(1,665)	$(6,002)	$(3,509)	$(12,825)
Net loss per share:
Continuing operations	$(0.72)	$(2.36)	$(1.55)	$(6.86)
Discontinued operations	$—	$(1.16)	—	(2.75)
Net loss per share basic and diluted	$(0.72)	$(3.52)	$(1.55)	$(9.61)
Shares used in computing net loss per share:
Basic and diluted	2,300,469	1,706,289	2,268,706	1,335,104
See accompanying notes to condensed consolidated financial statements.

Sphere 3D Corp.
Condensed Consolidated Statements of Comprehensive Loss
(in thousands of U.S. dollars)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018

	(Unaudited)		(Unaudited)
Net loss	$(1,665)	$(6,002)	$(3,509)	$(12,825)
Other comprehensive income (loss):
Foreign currency translation adjustment	2	(407)	42	234
Total other comprehensive income (loss)	2	(407)	42	234
Comprehensive loss	$(1,663)	$(6,409)	$(3,467)	$(12,591)
See accompanying notes to condensed consolidated financial statements.

Sphere 3D Corp.
Condensed Consolidated Balance Sheets
(in thousands of U.S. dollars, except shares)

	June 30, 2019	December 31, 2018

Assets	(Unaudited)
Current assets:
Cash and cash equivalents	$151	$341
Accounts receivable, net	500	1,142
Inventories	1,170	1,230
Other current assets	703	784
Total current assets	2,524	3,497
Investment in affiliate	2,100	2,100
Property and equipment, net	5	6
Intangible assets, net	2,873	3,348
Goodwill	1,385	1,385
Other assets	1,025	950
Total assets	$9,912	$11,286
Liabilities and Shareholders’ Deficit
Current liabilities:
Accounts payable	$5,305	$4,600
Accrued liabilities	1,761	1,711
Accrued payroll and employee compensation	1,714	1,717
Deferred revenue	721	988
Debt, related party	500	500
Line of credit	389	100
Other current liabilities	103	23
Total current liabilities	10,493	9,639
Series A redeemable preferred shares	6,832	6,571
Deferred revenue, long-term	679	667
Long-term debt, related party	523	—
Other non-current liabilities	113	16
Total liabilities	18,640	16,893
Commitments and contingencies (Note 14)
Shareholders’ deficit:
Common shares, no par value; 2,303,088 and 2,219,141 shares issued and outstanding as of June 30, 2019 and December 31, 2018, respectively	183,870	183,524
Accumulated other comprehensive loss	(1,774)	(1,816)
Accumulated deficit	(190,824)	(187,315)
Total shareholders’ deficit	(8,728)	(5,607)
Total liabilities and shareholders’ deficit	$9,912	$11,286

See accompanying notes to condensed consolidated financial statements.

Sphere 3D Corp.
Condensed Consolidated Statements of Cash Flows
(in thousands of U.S. dollars)

	Six Months Ended June 30,
	2019	2018

Operating activities:	(Unaudited)
Net loss	$(3,509)	$(12,825)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	520	2,410
Share-based compensation	240	1,265
Preferred shares interest expense, related party	261	—
Amortization of debt issuance costs	—	1,532
Fair value adjustment of warrants	—	(259)
Payment in-kind interest expense, related party	—	129
Changes in operating assets and liabilities:
Accounts receivable	641	2,549
Inventories	61	990
Accounts payable and accrued liabilities	672	2,064
Accrued payroll and employee compensation	182	(263)
Deferred revenue	(256)	(721)
Other assets and liabilities, net	186	(343)
Net cash used in operating activities	(1,002)	(3,472)
Investing activities:
Purchase of property and equipment	—	(31)
Net cash used in investing activities	—	(31)
Financing activities:
Proceeds from debt - related party	523	—
Proceeds from line of credit, net	289	—
Proceeds from issuance of common shares and warrants	—	2,310
Payment for issuance costs	—	(359)
Payments on debt, related party	—	(192)
Net cash provided by financing activities	812	1,759
Effect of exchange rate changes on cash	—	4
Net decrease in cash and cash equivalents	(190)	(1,740)
Cash and cash equivalents, beginning of period	341	4,598
Cash and cash equivalents, end of period	151	2,858
Less: Cash and cash equivalents, discontinued operations	—	2,574
Cash and cash equivalents of continuing operations, end of period	$151	$284

Supplemental disclosures of cash flow information:
Cash paid for interest	$19	$633
Supplemental disclosures of non-cash financing activities:
Issuance of common shares for settlement of related party liabilities	$—	$1,393
Issuance of common shares for settlement of liabilities	$105	$1,162
Costs accrued for issuance of common shares	$—	$191
See accompanying notes to condensed consolidated financial statements.

Sphere 3D Corp.
Consolidated Statements of Shareholders’ Equity (Deficit)
(in thousands of U.S. dollars, except shares)

	Common Shares		Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Shareholders' Deficit
	Shares	Amount
Balance at January 1, 2019	2,219,141	$183,524	$(1,816)	$(187,315)	$(5,607)
Issuance of common shares pursuant to the vesting of restricted stock units	38,930	—	—	—	—
Issuance of restricted stock awards	42,000	105	—	—	105
Share-based compensation	—	124	—	—	124
Other comprehensive income	—	—	40	—	40
Net loss	—	—	—	(1,844)	(1,844)
Balance at March 31, 2019	2,300,071	183,753	(1,776)	(189,159)	(7,182)
Issuance of common shares pursuant to the vesting of restricted stock units	3,017	—	—	—	—
Share-based compensation	—	117	—	—	117
Other comprehensive income	—	—	2	—	2
Net loss	—	—	—	(1,665)	(1,665)
Balance at June 30, 2019	2,303,088	$183,870	$(1,774)	$(190,824)	$(8,728)

	Common Shares		Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Shareholders' Equity
	Shares	Amount
Balance at January 1, 2018	889,461	$173,871	$(1,981)	$(161,427)	$10,463
Adoption of accounting standards	—	—	—	320	320
Issuance of common shares for warrant exchange	178,875	1,364	—	—	1,364
Issuance of common shares for settlement of related party interest expense	43,120	483	—	—	483
Issuance of common shares pursuant to the vesting of restricted stock units	26,353	—	—	—	—
Issuance of restricted stock awards	40,654	787	—	—	787
Share-based compensation	—	821	—	—	821
Other comprehensive income	—	—	641	—	641
Net loss	—	—	—	(6,823)	(6,823)
Balance at March 31, 2018	1,178,463	177,326	(1,340)	(167,930)	8,056
Issuance of common shares and warrants for cash, net	492,600	2,067	—	—	2,067
Issuance of common shares for settlement of related party interest expense	176,250	910	—	—	910
Issuance of common shares pursuant to the vesting of restricted stock units	22,246	—	—	—	—
Issuance of restricted stock awards	36,665	119	—	—	119
Share-based compensation	—	444	—	—	444
Other comprehensive loss	—	—	(407)	—	(407)
Net loss	—	—	—	(6,002)	(6,002)
Balance at June 30, 2018	1,906,224	$180,866	$(1,747)	$(173,932)	$5,187
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
The Company delivers data management, and desktop and application virtualization solutions through hybrid cloud, cloud and on premise implementations by its global reseller network. The Company achieves this through a combination of containerized applications, virtual desktops, virtual storage and physical hyper-converged platforms. The Company’s products allow organizations to deploy a combination of public, private or hybrid cloud strategies while backing them up with the latest storage solutions. The Company has a portfolio of brands including SnapCLOUD®, SnapServer®, SnapSync®, HVE, and V3®.
In November 2018, the Company completed the sale of its outstanding shares of capital stock of Overland Storage, Inc. (“Overland”). In connection with the closing of the Purchase Agreement, the Company filed an amendment to its articles of amalgamation setting forth the rights, privileges, restrictions and conditions of a new series of non-voting preferred shares of the Company (the “Series A Preferred Shares”). The Company entered into a Conversion Agreement between the Company and FBC Holdings S.a r.l. (“FBC Holdings”), pursuant to which $6.5 million of the Company’s then outstanding debt was converted into 6,500,000 Series A Preferred Shares (the “Preferred Shares”).
Management has projected that cash on hand will not be sufficient to allow the Company to continue operations beyond August 31, 2019 if we are unable to raise additional funding for operations. We expect our working capital needs to increase in the future as we continue to expand and enhance our operations. Our ability to raise additional funds through equity or debt financings or other sources may depend on the financial success of our current business and successful implementation of our key strategic initiatives, financial, economic and market conditions and other factors, some of which are beyond our control. No assurance can be given that we will be successful in raising the required capital at reasonable cost and at the required times, or at all. Further equity financings may have a dilutive effect on shareholders and any debt financing, if available, may require restrictions to be placed on our future financing and operating activities. If we require additional capital and are unsuccessful in raising that capital, we may not be able to continue our business operations and advance our growth initiatives, which could adversely impact our business, financial condition and results of operations.
Significant changes from the Company’s current forecasts, including but not limited to: (i) failure to comply with the terms and financial covenants in its debt facilities; (ii) shortfalls from projected sales levels; (iii) unexpected increases in product costs; (iv) increases in operating costs; (v) changes in the historical timing of collecting accounts receivable; and (vi) inability to maintain compliance with the requirements of the NASDAQ Capital Market and/or inability to maintain listing with the NASDAQ Capital Market could have a material adverse impact on the Company’s ability to access the level of funding necessary to continue its operations at current levels. If any of these events occurs or the Company is unable to generate sufficient cash from operations or financing sources, the Company may be forced to liquidate assets where possible and/or curtail, suspend or cease planned programs or operations generally or seek bankruptcy protection or be subject to an involuntary bankruptcy petition, any of, which would have a material adverse effect on the Company’s business, results of operations, financial position and liquidity.
The Company incurred losses from operations and negative cash flows from operating activities for the six months ended June 30, 2019, and such losses may continue for the foreseeable future. Based upon the Company's current expectations and projections for the next year, the Company believes that it will not have sufficient liquidity necessary to sustain operations beyond August 31, 2019. These factors, among others, raise substantial doubt that the Company will be able to continue as a going concern. The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

2.	Significant Accounting Policies
Principles of Consolidation
The condensed consolidated financial statements of the Company have been prepared by management in accordance with accounting principles generally accepted in the United States of America (“GAAP”), applied on a basis consistent for all periods. These condensed consolidated financial statements and notes thereto should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018, filed with the SEC on March 29, 2019. These condensed consolidated financial statements include the accounts of the Company and its subsidiaries, all of which are wholly owned. All intercompany balances and transactions have been appropriately eliminated in consolidation.
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
Foreign Currency Translation
The financial statements of foreign subsidiaries, for which the functional currency is the local currency, are translated into U.S. dollars using the exchange rate at the consolidated balance sheet date for assets and liabilities and a weighted-average exchange rate during the year for revenue, expenses, gains and losses. Translation adjustments are recorded as other comprehensive income (loss) within shareholders’ deficit. Gains or losses from foreign currency transactions are recognized in the condensed consolidated statements of operations. Such transactions resulted in a gain of $14,000 and $40,000 in the three months ended June 30, 2019 and 2018, respectively, and a loss of $8,000 and $345,000 in the six months ended June 30, 2019 and 2018, respectively.
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

Revenue Recognition
The Company generates revenue primarily from: (i) solutions for standalone storage and integrated hyper-converged storage; (ii) professional services; and (iii) warranty and customer services. The Company recognizes revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the Company expects to be entitled in exchange for those goods or services. To determine revenue recognition for contracts with customers the Company performs the following five steps: (i) identify the promised goods or services in the contract; (ii) identify the performance obligations in the contract, including whether they are distinct in the context of the contract; (iii) determine the transaction price, including the constraint on variable consideration; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when (or as) the Company satisfies the performance obligations.
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
In limited circumstances where a customer is unable to accept shipment and requests products be delivered to, and stored on, the Company’s premises, also known as a “bill-and-hold” arrangement, revenue is recognized when: (i) the customer has requested delayed delivery and storage of the products, (ii) the goods are segregated from the inventory, (iii) the product is complete, ready for shipment and physical transfer to the customer, and (iv) the Company does not have the ability to use the product or direct it to another customer.
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
Research and Development Costs
Research and development expenses include payroll, employee benefits, share-based compensation expense, and other headcount-related expenses associated with product development. Research and development expenses also include third-party development and programming costs, localization costs incurred to translate software for international markets, and the amortization of capitalized internally developed software costs.
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
Recently Adopted Accounting Pronouncements
On January 1, 2019, we adopted ASU 2016-02, Leases (Topic 842) (“ASU 2016-02”), as amended. The update increases transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and requires disclosing key information about leasing arrangements. The update is effective for reporting periods beginning after December 15, 2018. The Company elected to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach. The Company adopted the new standard on January 1, 2019 and elected the package of practical expedients permitted under the transition guidance. The practical expedients allowed us to carry forward our historical assessment of whether existing agreements are or contain a lease and the classification of our existing lease arrangements. As a result of the adoption, the Company recorded right-of-use assets and liabilities on its condensed consolidated balance sheet, which resulted in an increase in the assets and liabilities of the condensed consolidated balance sheet of $253,000, using a discount rate of 8.0%. At June 30, 2019, the weighted-average remaining lease term of the Company’s operating leases was approximately 2.0 years.
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
In November 2018, the Company transferred all the issued and outstanding shares of capital stock of Overland to Silicon Valley Technology Partners, Inc. (“SVTP”) in consideration for (i) the issuance to the Company of shares of Series A Preferred Stock of SVTP representing 19.9% of the outstanding shares of capital stock of SVTP as of the closing with a value of $2.1 million, (ii) the release of the Company from outstanding debt obligations totaling $41.7 million assumed by SVTP, and (iii) $1.0 million in cash proceeds from SVTP. In addition, the Company entered into a Conversion Agreement with FBC Holdings, pursuant to which $6.5 million of the Company’s outstanding related party secured note was converted into 6,500,000 Preferred Shares of the Company. In 2018, the Company recorded a loss on the divestiture of Overland of $4.3 million which was included in net loss of discontinued operations. At both June 30, 2019 and December 31, 2018, accrued payroll and employee compensation included $1.0 million for accrued one-time employee related costs associated with the divestiture, which was included in the 2018 loss on the disposal of discontinued operations.
The Company and SVTP entered into a transition service agreement (“TSA”) to facilitate an orderly transition process. The TSA has terms ranging up to 24 months depending on the service. Expense incurred by the Company related to the TSA was approximately $84,000 and $165,000 for the three and six months ended June 30, 2019, respectively, and was included in continuing operations.
The 2018 results of discontinued operations for Overland have been reflected as discontinued operations in the condensed consolidated statements of operations and comprehensive loss and consist of the following (in thousands):

	Three Months Ended	Six Months Ended
	June 30, 2018
Revenue	$15,764	$32,839
Cost of revenue	10,516	22,023
Gross profit	5,248	10,816
Sales and marketing	3,275	6,884
Research and development	130	307
General and administrative	2,338	4,760
	5,743	11,951
Loss from operations of discontinued operations	(495)	(1,135)
Other expense of discontinued operations:
Interest expense, related party	(66)	(163)
Interest expense	(1,006)	(1,459)
Other income (expense), net	82	(78)
Loss before income taxes of discontinued operations	(1,485)	(2,835)
Provision for income taxes of discontinued operations	489	829
Net loss of discontinued operations	$(1,974)	$(3,664)
Certain cash flows from discontinued operations consisted of the following amounts (in thousands):

Six Months Ended June 30, 2018
Depreciation and amortization	$1,386
Capital expenditures	$31

4.	Certain Balance Sheet Items
The following table summarizes inventories (in thousands):

	June 30, 2019	December 31, 2018
Raw materials	$218	$255
Work in process	286	282
Finished goods	666	693
	$1,170	$1,230
The following table summarizes other current assets (in thousands):

	June 30, 2019	December 31, 2018
Deferred cost - service contracts	$246	$385
Prepaid insurance and services	194	344
Other	263	55
	$703	$784
The following table summarizes other assets (in thousands):

	June 30, 2019	December 31, 2018
Prepaid insurance and services	$586	$653
Deferred cost – service contracts	212	270
Right-of-use asset	198	—
Other	29	27
	$1,025	$950

5.	Intangible Assets
The following table summarizes intangible assets, net (in thousands):

	June 30, 2019	December 31, 2018
Developed technology	$13,323	$13,383
Channel partner relationships	730	730
Capitalized development costs(1)	3,024	2,918
Customer relationships	380	380
	17,457	17,411
Accumulated amortization:
Developed technology	(12,422)	(12,222)
Channel partner relationships	(294)	(233)
Capitalized development costs(1)	(1,897)	(1,655)
Customer relationships	(321)	(303)
	(14,934)	(14,413)
Total finite-lived assets, net	2,523	2,998
Indefinite-lived intangible assets - trade names	350	350
Total intangible assets, net	$2,873	$3,348
________________

(1)	Includes the impact of foreign currency exchange rate fluctuations.
Amortization expense of intangible assets was $252,000 and $295,000 during the three months ended June 30, 2019 and 2018, respectively, and $518,000 and $1,141,000 during the six months ended June 30, 2019 and 2018, respectively. Estimated amortization expense for intangible assets is expected to be approximately $509,000 for the remainder of 2019 and $935,000, $511,000, $359,000, $34,000, and $12,000 in fiscal 2020, 2021, 2022, 2023 and 2024, respectively.

6.	Investment in Affiliate
In November 2018, in connection with the divestiture of Overland, the Company received 1,879,699 SVTP Preferred Shares representing 19.9% of the outstanding shares of capital stock of SVTP with a fair value of $2.1 million. The fair value of this investment was estimated using discounted cash flows and consideration of the Exchange Agreement described below. The Company concluded it does not have a significant influence over the investee. There were no known identified events or changes in circumstances that may have a significant adverse effect on the fair value of the investment at June 30, 2019.
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
Related party secured note payable
In November 2018, in connection with the divestiture of Overland, the Company entered into a $500,000 note payable held by SVTP. The note payable bears interest at a rate of 8.0% per annum. The principal amount of the note payable along with any unpaid interest was due on June 13, 2019. The obligations under the note payable are secured by the SVTP Preferred Shares held by the Company. At June 30, 2019, the note payable is in default and at risk of realization.
Related party unsecured notes payable
In January 2019, the Company entered into two unsecured notes payable, for an aggregate of $523,000 with two employees of the Company. Each of the notes payable bear interest at a rate of 2.0% per annum payable annually. The principal amount of the note payable along with any unpaid interest is due on January 10, 2021.
Related party interest expense
For the three and six months ended June 30, 2019, aggregate related party interest expense was $13,000 and $25,000, respectively. At June 30, 2019, there was $12,000 of accrued interest included in accrued liabilities for related party notes payable.
Line of credit
The Company has a line of credit agreement with a bank with a maximum borrowing limit of $400,000. Borrowings under this agreement bear interest at a rate of 6.0% per annum. The line of credit expires on December 19, 2019. The outstanding balance was $389,000 as of June 30, 2019. Borrowings under the line of credit are secured by the inventory and accounts receivable balances of the Company. Effective July 2, 2019, the maximum borrowing limit was increased to $500,000 and the interest rate changed to 6.5% per annum.
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
Series A Redeemable Preferred Shares
In 2018, the Company filed an amendment to its articles of amalgamation setting forth the rights, privileges, restrictions and conditions of a new series of non-voting preferred shares of the Company. On November 13, 2018, in connection with the disposition of Overland, the Company entered into a Conversion Agreement with FBC Holdings and $6.5 million of the outstanding principal amount of its secured note held by FBC Holdings was converted into 6,500,000 Preferred Shares. The Preferred Shares (i) are convertible into the Company’s common shares, subject to prior shareholder approval, at a conversion rate equal to $1.00 per share, plus accrued and unpaid dividends, divided by an amount equal to 0.85 multiplied by a 15-day volume weighted average price per common share prior to the date the conversion notice is provided (the “Conversion Rate”), (ii) carry a cumulative preferred dividend at a rate of 8.0% of the subscription price per preferred share, (iii) are subject to mandatory redemption for cash at the option of the holders thereof after a two-year period, and (iv) carry a liquidation preference equal to the subscription price per preferred share plus any accrued and unpaid dividends. At June 30, 2019, there was $332,000 of accrued preferred dividends included in Series A redeemable preferred shares, and the three and six months ended June 30, 2019, included related party interest expense of $131,000 and $261,000, respectively.
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
The authoritative guidance for fair value measurements establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. These tiers include: Level 1, defined as observable inputs such as quoted prices in active markets; Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions.
Assets and Liabilities that are Measured at Fair Value on a Recurring Basis
Our financial instruments include cash equivalents, accounts receivable, accounts payable, accrued expenses, debt, related party debt and preferred shares. Fair value estimates of these instruments are made at a specific point in time, based on relevant market information. These estimates may be subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. The carrying amount of cash equivalents, accounts receivable, prepaid expenses, accounts payable and accrued expenses are generally considered to be representative of their respective fair values because of the short-term nature of those instruments. The carrying value of debt and related party debt approximates its fair value as the borrowing rates are substantially comparable to rates available for loans with similar terms. The Company estimates the fair value of the preferred shares utilizing Level 2 inputs, including market yields for similar instruments.
Assets and Liabilities that are Measured at Fair Value on a Nonrecurring Basis
The Company's non-financial assets such as investment in affiliate, goodwill, intangible assets and property and equipment are recorded at fair value when an impairment is recognized or at the time acquired in a business combination.

10.	Share Capital
In July 2019, the Company completed a private placement and issued 240,000 common shares of the Company at a purchase price of $2.00 per share for gross proceeds of $480,000. The transaction closed on July 29, 2019. The Company intends to use the proceeds from the offering for general corporate and working capital purposes.
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
At June 30, 2019, the Company had the following outstanding warrants to purchase common shares:

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

(2)	Includes warrants to purchase up to 40,000 common shares, in the aggregate, outstanding to related parties at June 30, 2019.
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
During the six months ended June 30, 2019 and 2018, the Company granted awards of restricted stock units of 100,000 and 50, respectively, of which the 100,000 granted in 2019 were outside of the 2015 Performance Incentive Plan. The restricted stock units were recorded at fair value on the date of grant. The restricted stock units typically vest over a period of approximately three years. The restricted stock units granted outside of the 2015 Performance Incentive Plan vest over a period of 18 months.
Restricted Stock Awards
During the six months ended June 30, 2019 and 2018, the Company granted restricted stock awards (“RSA”) in lieu of cash payment for services performed. The estimated fair value of the RSAs was based on the market value of the Company’s common shares on the date of grant. During the six months ended June 30, 2019 and 2018, the Company granted RSAs of 42,000 and 77,319, respectively, with a fair value of $105,000 and $906,000, respectively.

Share-Based Compensation Expense
The Company recorded the following compensation expense related to its share-based compensation awards, which 2018 includes amounts related to discontinued operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Cost of sales	$(487)	$10,461	$205	$42,544
Sales and marketing	69,004	93,572	79,317	277,347
Research and development	18,150	57,692	36,621	153,992
General and administrative	29,491	282,401	124,056	791,026
Total share-based compensation expense	$116,158	$444,126	$240,199	$1,264,909
As of June 30, 2019, there was a total of $405,000 of unrecognized compensation expense related to unvested equity-based compensation awards. The expense associated with non-vested restricted stock units and option awards granted as of June 30, 2019 is expected to be recognized over a weighted-average period of 1.0 years.

12.	Net Loss per Share
Basic net loss per share is computed by dividing net loss applicable to common shareholders by the weighted-average number of common shares outstanding during the period. For all periods presented, there is no difference in the number of shares used to calculate basic and diluted shares outstanding due to the Company’s net loss position.
Anti-dilutive common share equivalents excluded from the computation of diluted net loss per share were as follows:

	Six Months Ended June 30,
	2019	2018
Common share purchase warrants	205,687	248,087
Restricted stock not yet vested or released	110,993	76,838
Options outstanding	6,838	20,991
Convertible notes	—	40,833

13.	Related Party Transactions
In November 2018, the Company entered into a transition service agreement to facilitate an orderly transition process for the divestiture of Overland. The transition service agreement has terms ranging from up to 24 months depending on the service. Net expense incurred by the Company related to such agreement was approximately $84,000 and $165,000 during the three and six months ended June 30, 2019, respectively, and was included in continuing operations.
As of June 30, 2019 and December 31, 2018, accounts payable and accrued liabilities included $721,000 and $229,000, respectively, due to related parties.

14.	Commitments and Contingencies
Letters of credit
During the ordinary course of business, the Company provides standby letters of credit to third parties as required for certain transactions initiated by the Company. As of June 30, 2019, the Company had no outstanding standby letters of credit.
Warranty and Extended Warranty
The Company had $0.5 million and $0.7 million in deferred costs included in other current and non-current assets related to deferred service revenue at June 30, 2019 and December 31, 2018, respectively. Changes in the liability for product warranty and deferred revenue associated with extended warranties and service contracts were as follows (in thousands):

	Product Warranty	Deferred Revenue
Liability at January 1, 2019	$22	$1,471
Settlements made during the period	—	(564)
Change in liability for warranties issued during the period	—	312
Change in liability for pre-existing warranties	(22)	—
Liability at June 30, 2019	$—	$1,219
Current liability	$—	$541
Non-current liability	—	678
Liability at June 30, 2019	$—	$1,219
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
In April 2015, we filed a proof of claim in connection with bankruptcy proceedings of V3 Systems, Inc. (“V3”) based on breaches by V3 of the Asset Purchase Agreement entered into between V3 and the Company dated February 11, 2014 (the “APA”). On October 6, 2015, UD Dissolution Liquidating Trust (“UD Trust”), post-confirmation liquidating trust established by V3’s plan of liquidation, filed a complaint against us and certain of our current and former directors in the U.S. Bankruptcy Court for the District of Utah Central Division objecting to our proof of claim and asserting claims for affirmative relief against us and our directors. This complaint alleges, among other things, that Sphere 3D breached the APA and engaged in certain other actions and/or omissions that caused V3 to be unable to timely sell the Sphere 3D common shares received by V3 pursuant to the APA. The UD Trust seeks, among other things, monetary damages for the loss of the potential earn-out consideration, the value of the common shares held back by us pursuant to the APA and costs and fees. We believe the lawsuit to be without merit and intend to vigorously defend against the action.

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
In March 2018, UD Trust filed a complaint in U.S. District Court for the Northern District of California (“California Complaint”) asserting that two transactions involving the Company constitute fraudulent transfers under federal and state law. First, UD Trust alleges that the consolidation of the Company’s and its subsidiaries’ indebtedness to the Cyrus Group into a debenture between FBC Holdings and the Company in December 2014 constitutes a fraudulent transfer. Second, UD Trust alleges that the Share Purchase Agreement constitutes a fraudulent transfer, and seeks to require that the proceeds of the transaction be placed in escrow until the V3 litigation is resolved. The California Complaint also asserts a claim against the Company’s former CEO for breach of fiduciary duty, and a claim against the Cyrus Group for aiding and abetting breach of fiduciary duty. We believe the lawsuit to be without merit and intend to vigorously defend against the action. On July 25, 2018, we filed a motion seeking to dismiss all of the claims asserted against the Company and its former CEO. On the same day, the Cyrus Group filed a motion seeking to dismiss all claims asserted against the Cyrus Group.

15.	Subsequent Events
Series B Preferred Shares
On July 8, 2019, the directors of the Company passed a resolution authorizing the filing of articles of amendment to create a second series of Preferred Shares, being, an unlimited number of series B preferred shares (the “Series B Preferred Shares”) and to provide for the rights, privileges, restrictions and conditions attaching thereto. The rights, privileges, restrictions and conditions attaching to the Series B Preferred Shares are substantially the same as the series A preferred shares (the “Series A Preferred Shares”) of the Company, save and except that the requirement for the Company to redeem all of the issued and outstanding Series A Preferred Shares on or before November 13, 2020 has been amended to provide that the Company shall only be required to redeem 1,000,000 Series B Preferred Shares on or before November 13, 2020 and any other outstanding Series B Preferred Shares may be redeemed at any time and from time to time after December 19, 2019 at the option of the Company. On July 12, 2019, the Company filed Articles of Amendment to create the Series B Preferred Shares.
Share Exchange Agreement
On July 12, 2019, following the filing of the Articles of Amendment to create the Series B Preferred Shares, the Company entered into a share exchange agreement (the “Share Exchange Agreement”) with FBC Holdings to exchange the 6,500,000 Series A Preferred Shares held by FBC Holdings for 6,500,000 Series B Preferred Shares.
On July 12, 2019, in connection with the Share Exchange Agreement, the Company entered into an amendment to the Exchange and Buy-Out Agreement by and among the Company, FBC Holdings, SVTP and MFV such that the rights and obligations under the Exchange and Buy-Out Agreement would apply to the Series B Preferred Shares in respect of which the Series A Preferred Shares were exchanged under the Share Exchange Agreement.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
The following quarterly management’s discussion and analysis (“MD&A”) should be read in conjunction with our unaudited condensed consolidated financial statements and the accompanying notes of Sphere 3D Corp. (the “Company”) for the three and six months ended June 30, 2019. The condensed consolidated financial statements have been presented in United States (“U.S.”) dollars and have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). Unless the context otherwise requires, any reference to the “Company,” “Sphere 3D,” “we,” “our,” “us” or similar terms refers to Sphere 3D Corp. and its subsidiaries. Unless otherwise indicated, all references to “$” and “dollars” in this discussion and analysis mean U.S. dollars.
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
Overview
Sphere 3D provides solutions for stand-alone storage and technologies that converge the traditional silos of compute, storage and network into one integrated hyper-converged or converged solution. We provide enterprise storage management solutions, and the ability to connect to public cloud services such as Microsoft Azure for additional delivery options and hybrid cloud capabilities. Our integrated solutions include a patented portfolio for operating systems for storage, proprietary virtual desktop orchestration software, and proprietary application container software. Our software, combined with commodity x86 servers, or purpose-built appliances, deliver solutions designed to provide application mobility, security, data integrity and simplified management. These solutions can be deployed through a public, private or hybrid cloud and are delivered through a global reseller network and professional services organization. We have a portfolio of brands including SnapServer®, HVE ConneXions and UCX ConneXions, dedicated to helping customers achieve their IT goals. In November 2018, we divested ourselves of Overland Storage, Inc. and its subsidiaries (“Overland”) and associated product portfolio for long term archive as well as the RDX® removable disk product portfolio. We undertook this divestiture in order to facilitate the significant reduction of secured debt and to allow us to focus greater resources to our converged and hyper-converged product portfolio.

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
We undertook this divestiture in order to facilitate the elimination of secured debt and to allow us to focus greater resources to our converged and hyper-converged product portfolio. The financial results of Overland are presented as discontinued operations in our condensed consolidated statements of operations for the three and six months ended June 30, 2018.
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
On May 14, 2019, we received written notification from The NASDAQ Stock Market, LLC notifying us that we had not regained compliance with the minimum value of the Company’s stockholders’ equity of $2.5 million as set forth in Nasdaq Marketplace Rule 5550(b)(1) for continued inclusion on the NASDAQ Capital Market. The Staff had determined that the Company’s common stock would be delisted from Nasdaq unless the Company timely requests a hearing before a Nasdaq Hearings Panel (the “Panel”). Accordingly, we requested a hearing before the Panel, which was held on July 11, 2019, and which was the basis for the Panel’s decision.
On July 22, 2019, the Panel issued a decision granting the request of the Company for continued listing of our common stock on The Nasdaq Capital Market pursuant to an extension through September 30, 2019 to demonstrate compliance with the $2.5 million stockholders’ equity requirement for continued listing. Pursuant to the Panel’s decision, the Company is required to report to the Panel by August 15, 2019 that it has completed certain components of its compliance plan. While the Company is making every effort to regain compliance as promptly as possible, there can be no assurance that the Company will be able to regain compliance by the Panel’s deadline or that the Panel would be willing to extend the deadline, if the Company made such a request. If the Company’s common stock ceases to be listed for trading on Nasdaq, the Company expects that its common stock would be traded on the over-the-counter market.
Second Quarter of 2019 and Recent Key Events Include:

•
On July 29, 2019, the Company completed a private placement and issued 240,000 common shares of the Company at a purchase price of $2.00 per share for gross proceeds of $480,000. The Company intends to use the proceeds from the offering for general corporate and working capital purposes.

•
On July 12, 2019, following the filing of the Articles of Amendment to create the Series B Preferred Shares, the Company entered into a share exchange agreement (the “Share Exchange Agreement”) with FBC Holdings to exchange the 6,500,000 Series A Preferred Shares held by FBC Holdings for 6,500,000 Series B Preferred Shares.

•
On July 12, 2019, in connection with the Share Exchange Agreement, the Company entered into an amendment to the Exchange and Buy-Out Agreement by and among the Company, FBC Holdings, SVTP and MF Ventures LLC (“MFV”) such that the rights and obligations under the Exchange and Buy-Out Agreement would apply to the Series B Preferred Shares in respect of which the Series A Preferred Shares were exchanged under the Share Exchange Agreement.

•
On July 8, 2019, the directors of the Company passed a resolution authorizing the filing of articles of amendment to create a second series of Preferred Shares, being, an unlimited number of series B preferred shares (the “Series B Preferred Shares”) and to provide for the rights, privileges, restrictions and conditions attaching thereto. The rights, privileges, restrictions and conditions attaching to the Series B Preferred Shares are substantially the same as the series A preferred shares (the “Series A Preferred Shares”) of the Company, save and except that the requirement for the Company to redeem all of the issued and outstanding Series A Preferred Shares on or before November 13, 2020 has been amended to provide that the Company shall only be required to redeem 1,000,000 Series B Preferred Shares on or before November 13, 2020 and any other outstanding Series B Preferred Shares may be redeemed at any time and from time to time after December 19, 2019 at the option of the Company. On July 12, 2019, the Company filed Articles of Amendment to create the Series B Preferred Shares.

Results of Operations
The following table sets forth certain financial data as a percentage of revenue:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Revenue	100.0%	100.0%	100.0%	100.0%
Cost of revenue	74.6	82.5	69.6	81.9
Gross profit	25.4	17.5	30.4	18.1
Operating expenses:
Sales and marketing	51.0	27.4	30.5	30.0
Research and development	53.6	33.3	39.2	39.6
General and administrative	79.0	62.7	65.1	92.5
	183.6	123.4	134.8	162.1
Loss from operations	(158.2)	(105.9)	(104.4)	(144.0)
Interest expense	(16.2)	(44.9)	(9.7)	(34.9)
Other income (expense), net	1.5	1.5	0.7	(1.7)
Net loss from continuing operations	(172.9)	(149.3)	(113.4)	(180.6)
Net loss from discontinued operations	—	(73.2)	—	(72.3)
Net loss	(172.9)%	(222.5)%	(113.4)%	(252.9)%
The Second Quarter of 2019 Compared with the Second Quarter of 2018
Revenue
We had revenue of $1.0 million during the second quarter of 2019 compared to $2.7 million during the second quarter of 2018. The decrease in revenue of $1.7 million was primarily due to lower revenues from HVE converged and hyper-converged products. The decrease in revenue is primarily due to the inability to acquire, on a timely basis, adequate supply of product to meet customer demand within the quarter.

Gross Profit
Gross profit and margin were as follows (in thousands, unless otherwise noted):

	Three Months Ended June 30,
	2019	2018	Change
Gross profit	245	473	(48.2)%
Gross margin	25.4%	17.5%	7.9	pt
In the second quarter of 2019, gross profit decreased due to overall lower sales volume and margin increased primarily due to the shift in focus to the SnapServer® family of products which have higher profit margins.
Operating Expenses
Sales and Marketing Expense
Sales and marketing expenses were $0.5 million and $0.7 million for the second quarter of 2019 and 2018, respectively. The decrease of $0.2 million was primarily due to a decrease in employee and related expenses associated with a lower average headcount.
Research and Development Expense
Research and development expenses were $0.5 million and $0.9 million for the second quarter of 2019 and 2018, respectively. The decrease of $0.4 million was primarily due to a decrease of $0.2 million in employee and related expenses associated with a lower average headcount and a decrease of $0.1 million in amortization of intangible assets.
General and Administrative Expense
General and administrative expenses were $0.8 million and $1.7 million for the second quarter of 2019 and 2018, respectively. The decrease of $0.9 million was primarily due to a decrease of $0.7 million in legal and transaction costs primarily related to the share purchase agreement entered into in February 2018 and a decrease of $0.2 million in amortization of intangible assets.
Non-Operating Expenses
Interest Expense
Interest expense was $0.2 million and $1.2 million for the second quarter of 2019 and 2018, respectively. The decrease of $1.0 million was primarily related to the release of the Company from its outstanding FBC Holdings secured note obligation of $18.0 million assumed by SVTP in the November 2018 Overland divestiture.
Discontinued Operations
On November 13, 2018, we closed our divestiture of Overland under the Purchase Agreement. The financial results of Overland for the three months ended June 30, 2018 have been reflected in our consolidated statements of operations as discontinued operations. The Company’s 2018 statement of cash flows are presented on a combined basis, including continuing and discontinued operations.
The First Six Months of 2019 Compared with the First Six Months of 2018
Revenue
We had revenue of $3.1 million during the first six months of 2019 compared to $5.1 million during the six months of 2018. The decrease in revenue is primarily a result of a decrease of sales units for disk systems from our HVE and RDX product lines. The decrease in revenue is primarily due to the inability to acquire, on a timely basis, adequate supply of product to meet customer demand within the quarter.

Gross Profit
Gross profit and margin were as follows (in thousands, unless otherwise noted):

	Six Months Ended June 30,
	2019	2018	Change
Gross profit	940	916	2.6%
Gross margin	30.4%	18.1%	12.3	pt
In the first six months of 2019, gross margin increased primarily due to sales volume of our SnapServer® family of products which have higher profit margins.
Operating Expenses
Sales and Marketing Expense
Sales and marketing expenses were $0.9 million and $1.5 million for the first six months of 2019 and 2018, respectively. The decrease of $0.6 million was primarily due to a decrease of $0.4 million in employee and related expenses associated with a lower average headcount, and a $0.2 million decrease in strategic marketing and outside contractor fees.
Research and Development Expense
Research and development expenses were $1.2 million and $2.0 million for the first six months of 2019 and 2018, respectively. The decrease of $0.8 million was primarily due to a decrease of $0.5 million in employee and related expenses associated with a lower average headcount, and a $0.2 million decrease in amortization of intangible assets.
General and Administrative Expense
General and administrative expenses were $2.0 million and $4.7 million for the first six months of 2019 and 2018, respectively. The decrease of $2.7 million was primarily due to a decrease of $2.0 million in legal and transaction costs primarily related to the share purchase agreement entered into in February 2018, a decrease of $0.4 million in amortization of intangible assets, and a decrease of $0.2 million in auditor and tax related fees.
Non-Operating Expenses
Interest Expense
Interest expense was $0.3 million and $1.8 million for the first six months of 2019 and 2018, respectively. The decrease of $1.5 million was primarily related to the release of the Company from its outstanding FBC Holdings secured note obligation of $18.0 million assumed by SVTP in the November 2018 Overland divestiture.
Discontinued Operations
On November 13, 2018, we closed our divestiture of Overland under the Purchase Agreement. The financial results of Overland for the six months ended June 30, 2018 have been reflected in our consolidated statements of operations as discontinued operations. The Company’s 2018 statement of cash flows are presented on a combined basis, including continuing and discontinued operations.

Liquidity and Capital Resources
We have recurring losses from operations and a net working capital deficiency. Our primary source of cash flow is generated from sales of our disk automation systems. We have financed our operations through gross proceeds from private sales of equity securities and with borrowings under our credit facilities. At June 30, 2019, we had cash of $151,000 compared to cash of $341,000 at December 31, 2018. As of June 30, 2019, we had a working capital deficit of $8.0 million, reflecting a decrease in current assets of $1.0 million and an increase in current liabilities of $0.9 million compared to December 31, 2018. Cash management and preservation continue to be a top priority. We expect to incur negative operating cash flows as we work to maintain and increase our sales volume, and maintain operational efficiencies.
In July 2019, the Company completed a private placement and issued 240,000 common shares of the Company at a purchase price of $2.00 per share for gross proceeds of $480,000. The Company intends to use the proceeds from the offering for general corporate and working capital purposes.
Management has projected that cash on hand will not be sufficient to allow the Company to continue operations beyond August 31, 2019 if we are unable to raise additional funding for operations. We expect our working capital needs to increase in the future as we continue to expand and enhance our operations. Our ability to raise additional funds through equity or debt financings or other sources may depend on the financial success of our current business and successful implementation of our key strategic initiatives, financial, economic and market conditions and other factors, some of which are beyond our control. No assurance can be given that we will be successful in raising the required capital at reasonable cost and at the required times, or at all. Further equity financings may have a dilutive effect on shareholders and any debt financing, if available, may require restrictions to be placed on our future financing and operating activities. If we require additional capital and are unsuccessful in raising that capital, we may not be able to continue our business operations and advance our growth initiatives, which could adversely impact our business, financial condition and results of operations.
Significant changes from the Company’s current forecasts, including but not limited to: (i) failure to comply with the terms and financial covenants in its debt facilities; (ii) shortfalls from projected sales levels; (iii) unexpected increases in product costs; (iv) increases in operating costs; (v) changes in the historical timing of collecting accounts receivable; and (vi) inability to maintain compliance with the requirements of the NASDAQ Capital Market and/or inability to maintain listing with the NASDAQ Capital Market could have a material adverse impact on the Company’s ability to access the level of funding necessary to continue its operations at current levels. If any of these events occurs or the Company is unable to generate sufficient cash from operations or financing sources, the Company may be forced to liquidate assets where possible and/or curtail, suspend or cease planned programs or operations generally or seek bankruptcy protection or be subject to an involuntary bankruptcy petition, any of, which would have a material adverse effect on the Company’s business, results of operations, financial position and liquidity.
As of June 30, 2019, our outstanding debt balance was as follows (in thousands):

	Maturity Date	Interest Rate	Amount Outstanding
Series A redeemable preferred shares	11/13/2020	8.0%	$6,832
Secured debt - related party	6/13/2019	8.0%	$500
Unsecured debt - related party	1/10/2021	2.0%	$523
Line of credit	12/19/2019	6.0%	$389
All debt and credit facilities are denominated in U.S. dollars. Our secured debt and credit facility contain standard borrowing conditions and can be recalled by the lenders if certain conditions are not met. At June 30, 2019, the Company’s unsecured debt - related party with an outstanding amount of $523,000 was in default and at risk of realization.

The following table shows a summary of our cash flows (used in) provided by operating activities, investing activities and financing activities (in thousands):

	Six Months Ended June 30,
	2019	2018
Net cash used in operating activities	$(1,002)	$(3,472)
Net cash used in investing activities	$—	$(31)
Net cash provided by financing activities	$812	$1,759
The use of cash during the first six months of 2019 was primarily a result of our net loss of $3.5 million, offset by $1.0 million in non-cash items, which included depreciation and amortization, share-based compensation and preferred shares interest expense.
During the first six months of 2019, we received $0.8 million in proceeds from related party debt and our line of credit. During the six months of 2018, we received $2.0 in net proceeds for the issuance of common shares and warrants, offset by $0.2 million of payments on our related party debt.
Off-Balance Sheet Information
During the ordinary course of business, we may provide standby letters of credit to third parties as required for certain transactions initiated by us. As of June 30, 2019, we had no standby letters of credit outstanding.
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
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the three months ended June 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
In April 2015, we filed a proof of claim in connection with bankruptcy proceedings of V3 Systems, Inc. (“V3”) based on breaches by V3 of the Asset Purchase Agreement entered into between V3 and the Company dated February 11, 2014 (the “APA”). On October 6, 2015, UD Dissolution Liquidating Trust (“UD Trust”), post-confirmation liquidating trust established by V3’s plan of liquidation, filed a complaint against us and certain of our current and former directors in the U.S. Bankruptcy Court for the District of Utah Central Division objecting to our proof of claim and asserting claims for affirmative relief against us and our directors. This complaint alleges, among other things, that Sphere 3D breached the APA and engaged in certain other actions and/or omissions that caused V3 to be unable to timely sell the Sphere 3D common shares received by V3 pursuant to the APA. The UD Trust seeks, among other things, monetary damages for the loss of the potential earn-out consideration, the value of the common shares held back by us pursuant to the APA and costs and fees. We believe the lawsuit to be without merit and intend to vigorously defend against the action.
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
In March 2018, UD Trust filed a complaint in U.S. District Court for the Northern District of California (“California Complaint”) asserting that two transactions involving the Company constitute fraudulent transfers under federal and state law. First, UD Trust alleges that the consolidation of the Company’s and its subsidiaries’ indebtedness to the Cyrus Group into a debenture between FBC Holdings and the Company in December 2014 constitutes a fraudulent transfer. Second, UD Trust alleges that the Share Purchase Agreement constitutes a fraudulent transfer, and seeks to require that the proceeds of the transaction be placed in escrow until the V3 litigation is resolved. The California Complaint also asserts a claim against the Company’s former CEO for breach of fiduciary duty, and a claim against the Cyrus Group for aiding and abetting breach of fiduciary duty. We believe the lawsuit to be without merit and intend to vigorously defend against the action. On July 25, 2018, we filed a motion seeking to dismiss all of the claims asserted against the Company and its former CEO. On the same day, the Cyrus Group filed a motion seeking to dismiss all claims asserted against the Cyrus Group.

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
Risks Related to our Debt and Credit Facilities and our Liquidity
Our cash and other sources of liquidity will not be sufficient to fund our operations beyond August 31, 2019. If we raise additional funding through sales of equity or equity-based securities, your shares will be diluted. If we need additional funding for operations and we are unable to raise it, we may be forced to liquidate assets and/or curtail or cease operations or seek bankruptcy protection or be subject to an involuntary bankruptcy petition.
Management has projected that cash on hand will not be sufficient to allow the Company to continue operations beyond August 31, 2019 if we are unable to raise additional funding for operations. We expect our working capital needs to increase in the future as we continue to expand and enhance our operations. Our ability to raise additional funds through equity or debt financings or other sources may depend on the financial success of our current business and successful implementation of our key strategic initiatives, financial, economic and market conditions and other factors, some of which are beyond our control. No assurance can be given that we will be successful in raising the required capital at reasonable cost and at the required times, or at all. Further equity financings may have a dilutive effect on shareholders and any debt financing, if available, may require restrictions to be placed on our future financing and operating activities. If we require additional capital and are unsuccessful in raising that capital, we may not be able to continue our business operations and advance our growth initiatives, which could adversely impact our business, financial condition and results of operations.
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
On May 14, 2019, we received written notification from The NASDAQ Stock Market, LLC notifying us that we had not regained compliance with the minimum value of the Company’s stockholders’ equity of $2.5 million as set forth in Nasdaq Marketplace Rule 5550(b)(1) for continued inclusion on the NASDAQ Capital Market. The Staff had determined that the Company’s common stock would be delisted from Nasdaq unless the Company timely requests a hearing before a Nasdaq Hearings Panel (the “Panel”). On May 14, 2019, we received written notification from the Nasdaq Staff that we had not regained compliance with the Stockholders’ Equity Requirement, as required. Accordingly, we requested a hearing before the Panel, which was held on July 11, 2019, and which was the basis for the Panel’s decision.
On July 22, 2019, the Panel issued a decision granting the request of the Company for continued listing of our common stock on The Nasdaq Capital Market pursuant to an extension through September 30, 2019 to demonstrate compliance with the $2.5 million stockholders’ equity requirement for continued listing. Pursuant to the Panel’s decision, the Company is required to report to the Panel by August 15, 2019 that it has completed certain components of its compliance plan. While the Company is making every effort to regain compliance as promptly as possible, there can be no assurance that the Company will be able to regain compliance by the Panel’s deadline or that the Panel would be willing to extend the deadline, if the Company made such a request. If the Company’s common stock ceases to be listed for trading on Nasdaq, the Company expects that its common stock would be traded on the over-the-counter market.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
None.
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
None.

Item 6. Exhibits.

Exhibit		Filed	Incorporated by Reference
Number	Description	Herewith	Form	File No.	Date Filed

3.1	Certificate and Articles of Amalgamation of the Company		6-K	001-36532	3/25/2015

3.2	Certificate of Amendment to the Articles of Amalgamation of the Company		6-K	001-36532	7/17/2017

3.3	Certificate of Amendment to the Articles of Amalgamation of the Company		8-K	001-36532	10/2/2018

3.4	Certificate of Amendment to the Articles of Amalgamation of the Company		8-K	001-36532	10/5/2018

3.5	Certificate of Amendment to the Articles of Amalgamation of the Company		8-K	001-36532	11/5/2018

3.6	Certificate of Amendment to the Articles of Amalgamation of the Company		8-K	001-36532	11/14/2018

3.7	Certificate of Amendment to the Articles of Amalgamation of the Company		8-K	001-36532	7/12/2019

3.8	By-Law No. 1, as Amended		6-K	001-36532	7/17/2017

3.9	By-Law No. 2		6-K	001-36532	5/12/2017

10.1	Letter Amendment to Secured Promissory Note dated May 13, 2019, by and among Sphere 3D Corp., HVE Inc., and Overland Storage, Inc.		10-Q	001-36532	5/15/2019

10.2	Share Exchange Agreement between FBC Holdings SÀRL and Sphere 3D Corp. dated July 12, 2019		8-K	001-36532	7/12/2019

10.3	Amendment to the Share Exchange and Buyout Agreement by and among Sphere 3D Corp., FBC Holdings SÀRL, Silicon Valley Technology Partners Inc. and MF Ventures LLC dated July 12, 2019		8-K	001-36532	7/12/2019

10.4	Debt Modification Agreement dated July 2, 2019 between between HVE Inc., a subsidiary of Sphere 3D Corp., and Citizens National Bank of Texas	X

31.1	Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

31.2	Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

101.INS	XBRL Instance Document	X

101.SCH	XBRL Taxonomy Extension Schema	X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase	X

101.DEF	XBRL Taxonomy Extension Definition Linkbase	X

Exhibit		Filed	Incorporated by Reference
Number	Description	Herewith	Form	File No.	Date Filed
101.LAB	XBRL Taxonomy Extension Label Linkbase	X

101.PRE	XBRL Taxonomy Presentation Linkbase	X

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Sphere 3D Corp.

Date:	August 13, 2019	By:	/s/ Peter Tassiopoulos
Peter Tassiopoulos Chief Executive Officer (Principal Executive Officer)