Form 10-Q
period 2019-09-30
Sphere 3D Corp
filed 2019-11-14
CIK 1591956

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2019
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
Large accelerated filer ☐             Accelerated filer ☐
Non-accelerated filer ☐                 Smaller reporting company ☒
(Do not check if a smaller reporting company)    Emerging growth company ☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐
As of November 8, 2019, there were 3,679,056 shares of the registrant’s common stock outstanding.

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements.
Sphere 3D Corp.
Condensed Consolidated Statements of Operations
(in thousands of U.S. dollars, except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018

	(Unaudited)		(Unaudited)
Revenue	$1,368	$1,306	$4,461	$6,377
Cost of revenue	883	1,114	3,036	5,269
Gross profit	485	192	1,425	1,108
Operating expenses:
Sales and marketing	550	885	1,494	2,406
Research and development	460	486	1,673	2,496
General and administrative	801	1,465	2,814	6,156
	1,811	2,836	5,981	11,058
Loss from operations	(1,326)	(2,644)	(4,556)	(9,950)
Other income (expense):
Interest expense, related party	(41)	(494)	(327)	(2,264)
Interest expense	(9)	—	(24)	—
Other income (expense), net	2,261	53	2,283	(32)
Net income (loss) from continuing operations	885	(3,085)	(2,624)	(12,246)
Net loss from discontinued operations	—	(1,767)	—	(5,431)
Net income (loss)	$885	$(4,852)	$(2,624)	$(17,677)
Net income (loss) per share:
Continuing operations	$0.33	$(1.61)	$(1.09)	$(8.00)
Discontinued operations	$—	$(0.92)	—	(3.55)
Net income (loss) per share basic	$0.33	$(2.53)	$(1.09)	$(11.55)
Net income (loss) per share diluted	$0.10	$(2.53)	$(1.09)	$(11.55)
Shares used in computing net income (loss) per share:
Basic	2,668,311	1,916,523	2,403,373	1,531,067
Diluted	8,909,761	1,916,523	2,403,373	1,531,067
See accompanying notes to condensed consolidated financial statements.

Sphere 3D Corp.
Condensed Consolidated Statements of Comprehensive Income (Loss)
(in thousands of U.S. dollars)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018

	(Unaudited)		(Unaudited)
Net income (loss)	$885	$(4,852)	$(2,624)	$(17,677)
Other comprehensive income (loss):
Foreign currency translation adjustment	(8)	61	34	295
Total other comprehensive income (loss)	(8)	61	34	295
Comprehensive income (loss)	$877	$(4,791)	$(2,590)	$(17,382)
See accompanying notes to condensed consolidated financial statements.

Sphere 3D Corp.
Condensed Consolidated Balance Sheets
(in thousands of U.S. dollars, except shares)

	September 30, 2019	December 31, 2018

Assets	(Unaudited)
Current assets:
Cash and cash equivalents	$129	$341
Accounts receivable, net	777	1,142
Inventories	825	1,230
Other current assets	389	784
Total current assets	2,120	3,497
Investment in affiliate	2,100	2,100
Property and equipment, net	3	6
Intangible assets, net	2,613	3,348
Goodwill	1,385	1,385
Other assets	936	950
Total assets	$9,157	$11,286
Liabilities and Shareholders’ Deficit
Current liabilities:
Accounts payable	$4,636	$4,600
Accrued liabilities	1,286	1,711
Accrued payroll and employee compensation	241	1,717
Deferred revenue	1,100	988
Debt, related party	500	500
Line of credit	321	100
Other current liabilities	101	23
Total current liabilities	8,185	9,639
Redeemable preferred shares	1,019	6,571
Deferred revenue, long-term	625	667
Other non-current liabilities	88	16
Total liabilities	9,917	16,893
Commitments and contingencies (Note 14)
Shareholders’ deficit:
Series B preferred shares, no par value, unlimited shares authorized, 5,843,778 and 0 shares issued and outstanding at September 30, 2019 and December 31, 2018, respectively	5,844	—
Common shares, no par value; unlimited shares authorized, 2,963,791 and 2,219,141 shares issued and outstanding as of September 30, 2019 and December 31, 2018, respectively	185,117	183,524
Accumulated other comprehensive loss	(1,782)	(1,816)
Accumulated deficit	(189,939)	(187,315)
Total shareholders’ deficit	(760)	(5,607)
Total liabilities and shareholders’ deficit	$9,157	$11,286
See accompanying notes to condensed consolidated financial statements.

Sphere 3D Corp.
Condensed Consolidated Statements of Cash Flows
(in thousands of U.S. dollars)

	Nine Months Ended September 30,
	2019	2018

Operating activities:	(Unaudited)
Net loss	$(2,624)	$(17,677)
Adjustments to reconcile net loss to cash used in operating activities:
Forgiveness of liabilities	(2,296)	—
Depreciation and amortization	773	3,298
Share-based compensation	478	1,520
Preferred shares interest expense, related party	291	—
Amortization of debt issuance costs	—	1,532
Fair value adjustment of warrants	—	(259)
Payment in-kind interest expense, related party	—	511
Payment in-kind interest expense	—	364
Changes in operating assets and liabilities:
Accounts receivable	365	4,071
Inventories	405	359
Accounts payable and accrued liabilities	454	3,425
Accrued payroll and employee compensation	84	(659)
Deferred revenue	70	(1,106)
Other assets and liabilities, net	564	411
Net cash used in operating activities	(1,436)	(4,210)
Investing activities:
Purchase of property and equipment	—	(55)
Net cash used in investing activities	—	(55)
Financing activities:
Proceeds from debt - related party	523	—
Proceeds from line of credit, net	221	—
Proceeds from issuance of common shares and warrants	480	2,310
Payment for issuance costs	—	(364)
Payments on debt, related party	—	(192)
Net cash provided by financing activities	1,224	1,754
Effect of exchange rate changes on cash	—	(6)
Net decrease in cash and cash equivalents	(212)	(2,517)
Cash and cash equivalents, beginning of period	341	4,598
Cash and cash equivalents, end of period	129	2,081
Less: Cash and cash equivalents, discontinued operations	—	2,022
Cash and cash equivalents of continuing operations, end of period	$129	$59

See accompanying notes to condensed consolidated financial statements.

Sphere 3D Corp.
Condensed Consolidated Statements of Cash Flows (continued)
(in thousands of U.S. dollars)

	Nine Months Ended September 30,
	2019	2018
	(Unaudited)
Supplemental disclosures of cash flow information:
Cash paid for interest	$32	$762
Supplemental disclosures of non-cash financing activities:
Issuance of common shares for settlement of related party liabilities	$529	$1,393
Issuance of common shares for settlement of liabilities	$105	$1,220
Costs accrued for issuance of common shares	$—	$191
See accompanying notes to condensed consolidated financial statements.

Sphere 3D Corp.
Consolidated Statements of Shareholders’ Equity (Deficit)
(in thousands of U.S. dollars, except shares)

	Preferred Shares		Common Shares		Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Shareholders' Deficit
	Shares	Amount	Shares	Amount
Balance at January 1, 2019	—	$—	2,219,141	$183,524	$(1,816)	$(187,315)	$(5,607)
Issuance of common shares pursuant to the vesting of restricted stock units	—	—	38,930	—	—	—	—
Issuance of restricted stock awards for the settlement of liabilities	—	—	42,000	105	—	—	105
Share-based compensation	—	—	—	124	—	—	124
Other comprehensive income	—	—	—	—	40	—	40
Net loss	—	—	—	—	—	(1,844)	(1,844)
Balance at March 31, 2019	—	—	2,300,071	183,753	(1,776)	(189,159)	(7,182)
Issuance of common shares pursuant to the vesting of restricted stock units	—	—	3,017	—	—	—	—
Share-based compensation	—	—	—	117	—	—	117
Other comprehensive income	—	—	—	—	2	—	2
Net loss	—	—	—	—	—	(1,665)	(1,665)
Balance at June 30, 2019	—	—	2,303,088	183,870	(1,774)	(190,824)	(8,728)
Issuance of preferred shares	5,843,778	5,844	—	—	—	—	5,844
Issuance of common shares	—	—	240,000	480	—	—	480
Issuance of common shares for the settlement of related party debt	—	—	410,158	529	—	—	529
Issuance of common shares pursuant to the vesting of restricted stock units	—	—	10,545	—	—	—	—
Share-based compensation	—	—	—	238	—	—	238
Other comprehensive loss	—	—	—	—	(8)	—	(8)
Net income	—	—	—	—	—	885	885
Balance at September 30, 2019	5,843,778	$5,844	2,963,791	$185,117	$(1,782)	$(189,939)	$(760)

	Preferred Shares		Common Shares		Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Shareholders' Equity
	Shares	Amount	Shares	Amount
Balance at January 1, 2018	—	$—	889,461	$173,871	$(1,981)	$(161,427)	$10,463
Adoption of accounting standards	—	—	—	—	—	320	320
Issuance of common shares for warrant exchange	—	—	178,875	1,364	—	—	1,364
Issuance of common shares for settlement of related party interest expense	—	—	43,120	483	—	—	483
Issuance of common shares pursuant to the vesting of restricted stock units	—	—	26,353	—	—	—	—
Issuance of restricted stock awards for the settlement of liabilities	—	—	40,654	787	—	—	787
Share-based compensation	—	—	—	821	—	—	821
Other comprehensive income	—	—	—	—	641	—	641
Net loss	—	—	—	—	—	(6,823)	(6,823)
Balance at March 31, 2018	—	—	1,178,463	177,326	(1,340)	(167,930)	8,056
Issuance of common shares and warrants for cash, net	—	—	492,600	2,067	—	—	2,067
Issuance of common shares for settlement of related party interest expense	—	—	176,250	910	—	—	910
Issuance of common shares pursuant to the vesting of restricted stock units	—	—	22,246	—	—	—	—
Issuance of restricted stock awards for the settlement of liabilities	—	—	36,665	119	—	—	119
Share-based compensation	—	—	—	444	—	—	444
Other comprehensive loss	—	—	—	—	(407)	—	(407)
Net loss	—	—	—	—	—	(6,002)	(6,002)
Balance at June 30, 2018	—	—	1,906,224	180,866	(1,747)	(173,932)	5,187
Issuance of common shares pursuant to the vesting of restricted stock units	—	—	3,108	—	—	—	—
Issuance of restricted stock awards for the settlement of liabilities	—	—	22,894	57	—	—	57
Share-based compensation	—	—	—	255	—	—	255
Other comprehensive income	—	—	—	—	61	—	61
Net loss	—	—	—	—	—	(4,852)	(4,852)
Balance at September 30, 2018	—	$—	1,932,226	$181,178	$(1,686)	$(178,784)	$708

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
In November 2018, the Company completed the sale of its outstanding shares of capital stock of Overland Storage, Inc. (“Overland”). In connection with the closing of the Purchase Agreement, the Company filed an amendment to its articles of amalgamation setting forth the rights, privileges, restrictions and conditions of a new series of non-voting preferred shares of the Company (the “Series A Preferred Shares”). In July 2019, the directors of the Company passed a resolution authorizing the filing of articles of amendment to create a second series of Preferred Shares, being, an unlimited number of series B preferred shares (the “Series B Preferred Shares”) and to provide for the rights, privileges, restrictions and conditions attaching thereto. In October 2019, the directors of the Company passed a resolution authorizing the filing of articles of amendment to create a third series of Preferred Shares, being, an unlimited number of series C preferred shares (the “Series C Preferred Shares”) and to provide for the rights, privileges, restrictions and conditions attaching thereto.
Management has projected that cash on hand will not be sufficient to allow the Company to continue operations beyond November 30, 2019 if we are unable to raise additional funding for operations. We expect our working capital needs to increase in the future as we continue to expand and enhance our operations. Our ability to raise additional funds through equity or debt financings or other sources may depend on the financial success of our current business and successful implementation of our key strategic initiatives, financial, economic and market conditions and other factors, some of which are beyond our control. No assurance can be given that we will be successful in raising the required capital at reasonable cost and at the required times, or at all. Further equity financings may have a dilutive effect on shareholders and any debt financing, if available, may require restrictions to be placed on our future financing and operating activities. If we require additional capital and are unsuccessful in raising that capital, we may not be able to continue our business operations and advance our growth initiatives, which could adversely impact our business, financial condition and results of operations.
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

The Company incurred losses from operations and negative cash flows from operating activities for the nine months ended September 30, 2019, and such losses may continue for the foreseeable future. Based upon the Company's current expectations and projections for the next year, the Company believes that it will not have sufficient liquidity necessary to sustain operations beyond November 30, 2019. These factors, among others, raise substantial doubt that the Company will be able to continue as a going concern. The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

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
Foreign Currency Translation
The financial statements of foreign subsidiaries, for which the functional currency is the local currency, are translated into U.S. dollars using the exchange rate at the consolidated balance sheet date for assets and liabilities and a weighted-average exchange rate during the year for revenue, expenses, gains and losses. Translation adjustments are recorded as other comprehensive income (loss) within shareholders’ deficit. Gains or losses from foreign currency transactions are recognized in the condensed consolidated statements of operations. Such transactions resulted in a loss of $5,000 and $42,000 in the three months ended September 30, 2019 and 2018, respectively, and a loss of $13,000 and $388,000 in the nine months ended September 30, 2019 and 2018, respectively.
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
Comprehensive Income (Loss)
Comprehensive income (loss) and its components encompass all changes in equity other than those arising from transactions with shareholders, including net income (loss) and foreign currency translation adjustments, and is disclosed in a separate condensed consolidated statement of comprehensive income (loss).
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
Recently Adopted Accounting Pronouncements
On January 1, 2019, we adopted ASU 2016-02, Leases (Topic 842) (“ASU 2016-02”), as amended. The update increases transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and requires disclosing key information about leasing arrangements. The update is effective for reporting periods beginning after December 15, 2018. The Company elected to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach. The Company adopted the new standard on January 1, 2019 and elected the package of practical expedients permitted under the transition guidance. The practical expedients allowed us to carry forward our historical assessment of whether existing agreements are or contain a lease and the classification of our existing lease arrangements. As a result of the adoption, the Company recorded right-of-use assets and liabilities on its condensed consolidated balance sheet, which resulted in an increase in the assets and liabilities of the condensed consolidated balance sheet of $253,000, using a discount rate of 8.0%. At September 30, 2019, the weighted-average remaining lease term of the Company’s operating leases was approximately 1.8 years.
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
In November 2018, the Company transferred all the issued and outstanding shares of capital stock of Overland to Silicon Valley Technology Partners, Inc. (“SVTP”) in consideration for (i) the issuance to the Company of shares of Series A Preferred Stock of SVTP representing 19.9% of the outstanding shares of capital stock of SVTP as of the closing with a value of $2.1 million, (ii) the release of the Company from outstanding debt obligations totaling $41.7 million assumed by SVTP, and (iii) $1.0 million in cash proceeds from SVTP. In addition, the Company entered into a Conversion Agreement with FBC Holdings, pursuant to which $6.5 million of the Company’s outstanding related party secured note was converted into 6,500,000 Preferred Shares of the Company. In 2018, the Company recorded a loss on the divestiture of Overland of $4.3 million which was included in net loss of discontinued operations. At September 30, 2019 and December 31, 2018, accrued payroll and employee compensation included $0.2 million and $1.0 million, respectively, for accrued one-time employee related costs associated with the divestiture, which was included in the 2018 loss on the disposal of discontinued operations.
The Company and SVTP entered into a transition service agreement (“TSA”) to facilitate an orderly transition process. The TSA has terms ranging up to 24 months depending on the service. Expense incurred by the Company related to the TSA was approximately $191,000 and $356,000 for the three and nine months ended September 30, 2019, respectively, and was included in continuing operations.
The 2018 results of discontinued operations for Overland have been reflected as discontinued operations in the condensed consolidated statements of operations and comprehensive loss and consist of the following (in thousands):

	Three Months Ended September 30, 2018	Nine Months Ended September 30, 2018
Revenue	$14,585	$47,424
Cost of revenue	9,943	31,964
Gross profit	4,642	15,460
Sales and marketing	2,418	9,301
Research and development	208	516
General and administrative	2,269	7,030
	4,895	16,847
Loss from operations of discontinued operations	(253)	(1,387)
Other expense of discontinued operations:
Interest expense, related party	(388)	(551)
Interest expense	(682)	(2,141)
Other expense, net	(119)	(198)
Loss before income taxes of discontinued operations	(1,442)	(4,277)
Provision for income taxes of discontinued operations	325	1,154
Net loss of discontinued operations	$(1,767)	$(5,431)
Certain cash flows from discontinued operations consisted of the following amounts (in thousands):

Nine Months Ended September 30, 2018
Depreciation and amortization	$2,212
Capital expenditures	$55

4.	Certain Balance Sheet Items
The following table summarizes inventories (in thousands):

	September 30, 2019	December 31, 2018
Raw materials	$156	$255
Work in process	191	282
Finished goods	478	693
	$825	$1,230
The following table summarizes other current assets (in thousands):

	September 30, 2019	December 31, 2018
Deferred cost - service contracts	$172	$385
Prepaid insurance and services	184	344
Other	33	55
	$389	$784
The following table summarizes other assets (in thousands):

	September 30, 2019	December 31, 2018
Prepaid insurance and services	$553	$653
Deferred cost – service contracts	183	270
Right-of-use asset	172	—
Other	28	27
	$936	$950

5.	Intangible Assets
The following table summarizes intangible assets, net (in thousands):

	September 30, 2019	December 31, 2018
Developed technology	$13,323	$13,383
Channel partner relationships	730	730
Capitalized development costs(1)	3,002	2,918
Customer relationships	380	380
	17,435	17,411
Accumulated amortization:
Developed technology	(12,552)	(12,222)
Channel partner relationships	(324)	(233)
Capitalized development costs(1)	(1,972)	(1,655)
Customer relationships	(324)	(303)
	(15,172)	(14,413)
Total finite-lived assets, net	2,263	2,998
Indefinite-lived intangible assets - trade names	350	350
Total intangible assets, net	$2,613	$3,348
________________

(1)	Includes the impact of foreign currency exchange rate fluctuations.
Amortization expense of intangible assets was $252,000 and $294,000 during the three months ended September 30, 2019 and 2018, respectively, and $771,000 and $1,434,000 during the nine months ended September 30, 2019 and 2018, respectively. Estimated amortization expense for intangible assets is expected to be approximately $256,000 for the remainder of 2019 and $932,000, $508,000, $358,000, $34,000, and $12,000 in fiscal 2020, 2021, 2022, 2023 and 2024, respectively.

6.	Investment in Affiliate
In November 2018, in connection with the divestiture of Overland, the Company received 1,879,699 SVTP Preferred Shares representing 19.9% of the outstanding shares of capital stock of SVTP with a fair value of $2.1 million. The fair value of this investment was estimated using discounted cash flows and consideration of the Exchange Agreement described below. The Company concluded it does not have a significant influence over the investee. There were no known identified events or changes in circumstances that may have a significant adverse effect on the fair value of the investment at September 30, 2019.
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
Related party secured note payable
In November 2018, in connection with the divestiture of Overland, the Company entered into a $500,000 note payable held by SVTP. The note payable bears interest at a rate of 8.0% per annum. The principal amount of the note payable along with any unpaid interest was due on June 13, 2019. The obligations under the note payable are secured by the SVTP Preferred Shares held by the Company. At September 30, 2019, the note payable is in default and at risk of realization.
Related party unsecured notes payable
In January 2019, the Company entered into two unsecured notes payable, for an aggregate of $523,000 with two employees of the Company. Each of the notes payable bore interest at a rate of 2.0% per annum payable annually. For the three and nine months ended September 30, 2019, the Company issued 410,158 common shares with a value of $529,000 for the settlement of the outstanding notes and interest payable. At September 30, 2019, the notes payable balances were zero.
Related party interest expense
For the three and nine months ended September 30, 2019, aggregate related party interest expense was $11,000 and $36,000, respectively. At September 30, 2019, there was $10,000 of accrued interest included in accrued liabilities for related party notes payable.

Line of credit
The Company has a line of credit agreement with a bank with a maximum borrowing limit, effective July 2, 2019, of $500,000. Borrowings under this agreement bear interest at a rate of 6.5% per annum. The line of credit expires on December 19, 2019. Borrowings under the line of credit are secured by the inventory and accounts receivable balances of the Company. At September 30, 2019, the outstanding balance was $321,000.
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

9.	Preferred Shares
In November 2018, the Company filed an amendment to its articles of amalgamation setting forth the rights, privileges, restrictions and conditions of a new series of non-voting preferred shares of the Company. On November 13, 2018, in connection with the disposition of Overland, the Company entered into a Conversion Agreement with FBC Holdings, a related party, and $6.5 million of the outstanding principal amount of its secured note held by FBC Holdings was converted into 6,500,000 Series A Preferred Shares.
In July 2019, the directors of the Company passed a resolution authorizing the filing of articles of amendment to create a second series of Preferred Shares, being, an unlimited number of series B preferred shares (the “Series B Preferred Shares”) and to provide for the rights, privileges, restrictions and conditions attaching thereto. On July 12, 2019, the Company filed Articles of Amendment to create the Series B Preferred Shares. The rights, privileges, restrictions and conditions attaching to the Series B Preferred Shares are substantially the same as the series A preferred shares (the “Series A Preferred Shares”) of the Company, save and except that the requirement for the Company to redeem all of the issued and outstanding Series A Preferred Shares on or before November 13, 2020 has been amended to provide that the Company shall only be required to redeem 1,000,000 Series B Preferred Shares on or before November 13, 2020 (the "Mandatory Redemption") and any other outstanding Series B Preferred Shares may be redeemed at any time and from time to time after December 19, 2019 at the option of the Company. On October 31, 2019, FBC Holdings, as the sole shareholder of Series B Shares, irrevocably waived its entitlement to the above Mandatory Redemption.
In July 2019, following the filing of the Articles of Amendment to create the Series B Preferred Shares, the Company entered into a share exchange agreement (the “Share Exchange Agreement”) with FBC Holdings to exchange the 6,500,000 Series A Preferred Shares held by FBC Holdings for 6,500,000 Series B Preferred Shares. On October 31, 2019, FBC Holdings, as the sole shareholder of Series B Shares, irrevocably waived its entitlement to the above Mandatory Redemption. In July 2019, in connection with the Share Exchange Agreement, the Company entered into an amendment to the Exchange and Buy-Out Agreement by and among the Company, FBC Holdings, SVTP and MFV such that the rights and obligations under the Exchange and Buy-Out Agreement would apply to the Series B Preferred Shares in respect of which the Series A Preferred Shares were exchanged under the Share Exchange Agreement.
In August 2019, the Company issued 343,778 Series B Preferred Shares with a fair value of $343,778 to FBC Holdings in satisfaction of accrued dividends at such date.
The Preferred Shares (i) are convertible into the Company’s common shares, subject to prior shareholder approval, at a conversion rate equal to $1.00 per share, plus accrued and unpaid dividends, divided by an amount equal to 0.85 multiplied by a 15-day volume weighted average price per common share prior to the date the conversion notice is provided (the “Conversion Rate”), (ii) carry a cumulative preferred dividend at a rate of 8.0% of the subscription price per preferred share, (iii) are subject to mandatory redemption for cash at the option of the holders thereof after a two-year period, and (iv) carry a liquidation preference equal to the subscription price per preferred share plus any accrued and unpaid dividends. At September 30, 2019, there was $19,000 of accrued preferred dividends included in redeemable preferred shares liability, and the three and nine months ended September 30, 2019, included related party interest expense of $30,000 and $291,000, respectively.

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

10.	Share Capital
In August 2019, the Company entered into a purchase agreement for a private placement to issue 333,730 common shares of the Company at a purchase price of $1.29 per share for gross proceeds of $430,000. The Company expects to complete the private placement in the fourth quarter of 2019. The Company intends to use the proceeds from the offering for general corporate and working capital purposes.
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

Warrants
At September 30, 2019, the Company had the following outstanding warrants to purchase common shares:

Date issued	Contractual life (years)	Exercise price	Number outstanding		Expiration
May 2015	5	$800.00	4,200		May 31, 2020
October 2015	5	$466.00	2,010		October 14, 2020
December 2015	5	$500.00	5,138		December 15, 2020
December 2015	5	$216.00	7,500		December 4, 2020
March 2016	5	$500.00	150		March 4, 2021
November 2016	3	$400.00	125		November 8, 2019
August 2017	5	$42.00	37,500		August 11, 2022
August 2017	5	$42.00	11,876		August 16, 2022
August 2017	5	$42.00	25,625		August 22, 2022
April 2018	5	$5.60	111,563		April 17, 2023
			205,687	(1)
_______________

(1)	Includes warrants to purchase up to 37,500 common shares, in the aggregate, outstanding to related parties at September 30, 2019.
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
During the nine months ended September 30, 2019 and 2018, the Company granted awards of restricted stock units of 100,000 and 50, respectively, of which the 100,000 granted in 2019 were outside of the 2015 Performance Incentive Plan. The restricted stock units were recorded at fair value on the date of grant. The restricted stock units typically vest over a period of approximately three years. The restricted stock units granted outside of the 2015 Performance Incentive Plan are fully vested.
Restricted Stock Awards
During the nine months ended September 30, 2019 and 2018, the Company granted restricted stock awards (“RSA”) in lieu of cash payment for services performed. The estimated fair value of the RSAs was based on the market value of the Company’s common shares on the date of grant. During the nine months ended September 30, 2019 and 2018, the Company granted RSAs of 42,000 and 100,197, respectively, with a fair value of $105,000 and $963,000, respectively.

Share-Based Compensation Expense
The Company recorded the following compensation expense related to its share-based compensation awards, which 2018 includes amounts related to discontinued operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Cost of sales	$—	$3,688	$205	$46,232
Sales and marketing	192,446	23,095	271,763	300,442
Research and development	15,705	37,326	52,326	191,318
General and administrative	29,607	190,894	153,663	981,920
Total share-based compensation expense	$237,758	$255,003	$477,957	$1,519,912
As of September 30, 2019, there was a total of $163,000 of unrecognized compensation expense related to unvested equity-based compensation awards. The expense associated with non-vested restricted stock units and option awards granted as of September 30, 2019 is expected to be recognized over a weighted-average period of 1.0 years.

12.	Net Income (Loss) per Share
Basic net income (loss) per share is computed by dividing net income (loss) applicable to common shareholders by the weighted-average number of common shares outstanding during the period. Preferred shares, outstanding common share purchase warrants, restricted stock not yet vested or released and outstanding options are considered common stock equivalents and are only included in the calculation of diluted earnings per common share when net income is reported and their effect is dilutive. For the nine months ended September 30, 2019 and 2018, there is no difference in the number of shares used to calculate basic and diluted shares outstanding due to the Company’s net loss position. A reconciliation of the numerators and denominators for the three months ended September 30, 2019 and 2018 is as follows (in thousands, except share and per share amounts):

	Three Months Ended September 30,
	2019	2018
Numerator:
Net income (loss)	$885	$(4,852)
Denominator:
Weighted average common shares outstanding for basic income (loss) per share	2,668,311	1,916,523
Net effect of dilutive common share equivalents	6,241,450	—
Weighted average common shares outstanding for diluted net income (loss) per share	8,909,761	1,916,523
Net income (loss) per share:
Basic	$0.33	$(2.53)
Diluted	$0.10	$(2.53)
Anti-dilutive common share equivalents excluded from the computation of diluted net income (loss) per share were as follows:

	Three and Nine Months Ended September 30,
	2019	2018
Common share purchase warrants	205,687	248,089
Options outstanding	6,837	20,321

13.	Related Party Transactions
In November 2018, the Company entered into a TSA to facilitate an orderly transition process for the divestiture of Overland. The TSA has terms ranging from up to 24 months depending on the service. Net expense incurred by the Company related to such agreement was approximately $191,000 and $356,000 during the three and nine months ended September 30, 2019, respectively, and was included in continuing operations.
In August 2019, the Company entered into agreements with certain executives of the Company and the Company’s Board of Directors to extinguish certain accrued liabilities. The Company wrote off $1.7 million of outstanding liabilities and recorded a gain on forgiveness of liabilities, which is included in other income (expense), net.
As of September 30, 2019 and December 31, 2018, accounts payable and accrued liabilities included $520,000 and $229,000, respectively, due to related parties.

14.	Commitments and Contingencies
Letters of credit
During the ordinary course of business, the Company provides standby letters of credit to third parties as required for certain transactions initiated by the Company. As of September 30, 2019, the Company had no outstanding standby letters of credit.
Warranty and Extended Warranty
The Company had $0.4 million and $0.7 million in deferred costs included in other current and non-current assets related to deferred service revenue at September 30, 2019 and December 31, 2018, respectively. Changes in the liability for product warranty and deferred revenue associated with extended warranties and service contracts were as follows (in thousands):

	Product Warranty	Deferred Revenue
Liability at January 1, 2019	$22	$1,471
Settlements made during the period	—	(826)
Change in liability for warranties issued during the period	—	603
Change in liability for pre-existing warranties	(22)	—
Liability at September 30, 2019	$—	$1,248
Current liability	$—	$623
Non-current liability	—	625
Liability at September 30, 2019	$—	$1,248
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

On December 23, 2015, we filed a motion seeking to dismiss the majority of the claims asserted by the UD Trust. On January 13, 2016, we filed a counterclaim against the UD Trust in which we allege that V3 breached numerous provisions of the APA. On July 22, 2016, we filed a motion seeking to transfer venue of this action to the United States District Court for the District of Delaware. The Utah Bankruptcy Court granted our motion to transfer venue on August 30, 2016, and the case was formally transferred to the Delaware District Court on October 11, 2016. On November 13, 2018, the Delaware District Court referred the case to the Delaware Bankruptcy Court. The Delaware Bankruptcy Court never set a hearing or decided our motion to dismiss.
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
On October 22, 2019, UD Trust filed an amended complaint in the Delaware Bankruptcy Court. The amended complaint includes all of the claims and parties in the original complaint first filed in October 2015 in the Utah Bankruptcy Court as well as the claims and additional parties in the California Complaint. We continue to believe this lawsuit to be without merit and intend to vigorously defend against the action.

15.	Subsequent Events
Series C Preferred Shares
On October 30, 2019, the directors of the Company passed a resolution authorizing the filing of articles of amendment to create a third series of Preferred Shares, being, an unlimited number of series C preferred shares (the “Series C Preferred Shares”) and to provide for the rights, privileges, restrictions and conditions attaching thereto. On November 6, 2019, the Company filed Articles of Amendment to create the Series C Preferred Shares.
Related Party Conversion Agreement
On October 31, 2019, the Company entered into a conversion agreement by and among the Company, HVE and Overland under which Overland agreed to convert the following debt, accrued payables and prepayment of future goods and services into 1,600,000 Series C Preferred Shares of the Company valued at $1.00 per share:

•	principal and accrued interest of $520,000 under the Secured Promissory Note dated November 13, 2018 by and among the Company, HVE and Overland;

•	accrued fees of $620,000 under the TSA dated November 13, 2018 by and among the Company and Overland; and

•	prepayment of $448,000 for future goods and services under the TSA.
Subscription Agreements
On October 9, 2019, the Company entered into a subscription agreement and issued 149,500 common shares of the Company at $1.19 per share to a vendor in exchange for the satisfaction of certain accounts payable. The aggregate amount of the obligations shall be reduced by the cash proceeds actually received by the vendor from the sale of the shares by the vendor.
On October 30, 2019, the Company entered into a subscription agreement and issued 330,000 common shares of the Company at $1.07 per share to a vendor in exchange for the satisfaction of certain accounts payable. The aggregate amount of the obligations shall be reduced by the cash proceeds actually received by the vendor from the sale of the shares by the vendor.
Letter of Intent
On October 30, 2019, the Company entered into a letter of intent with O’Melveny & Myers LLP (“OMM”) to address the matter of $1.7 million of outstanding invoices for legal services previously provided by OMM. The Company intends to issue a secured promissory note at the reduced amount of $1.1 million to OMM in satisfaction of such liabilities.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
The following quarterly management’s discussion and analysis (“MD&A”) should be read in conjunction with our unaudited condensed consolidated financial statements and the accompanying notes of Sphere 3D Corp. (the “Company”) for the three and nine months ended September 30, 2019. The condensed consolidated financial statements have been presented in United States (“U.S.”) dollars and have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). Unless the context otherwise requires, any reference to the “Company,” “Sphere 3D,” “we,” “our,” “us” or similar terms refers to Sphere 3D Corp. and its subsidiaries. Unless otherwise indicated, all references to “$” and “dollars” in this discussion and analysis mean U.S. dollars.
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
We undertook this divestiture in order to facilitate the elimination of secured debt and to allow us to focus greater resources to our converged and hyper-converged product portfolio. The financial results of Overland are presented as discontinued operations in our condensed consolidated statements of operations for the three and nine months ended September 30, 2018.
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
On July 22, 2019, the Panel issued a decision granting the request of the Company for continued listing of our common stock on The Nasdaq Capital Market pursuant to an extension through September 30, 2019 to demonstrate compliance with the $2.5 million stockholders’ equity requirement for continued listing. As required pursuant to the Panel's decision, on August 15, 2019, the Company reported to the Panel that it had completed certain components of its compliance plan. On September 30, 2019, the Company requested an additional extension until October 30, 2019 to complete the final components of its compliance plan, which the Panel granted in a letter to the Company on October 8, 2019.
On November 6, 2019, the Company received notification from the Panel that the Company has regained compliance with the $2.5 million stockholders’ equity requirement based on the Company’s disclosures contained in its Form 8-K filed with the Securities and Exchange Commission on November 1, 2019. The Panel further advised that if the Company again falls below the $2.5 million stockholders’ equity requirement on or before November 1, 2020, the Company will be notified of such non-compliance and will at that time be afforded a hearing before the Panel, which could result in the Company’s delisting.

Third Quarter of 2019 and Recent Key Events Include:

•
On October 31, 2019, the Company entered into a conversion agreement by and among the Company, HVE and Overland, a related party, under which Overland agreed to convert the following debt, accrued payables and prepayment of future goods and services into 1,600,000 Series C Preferred Shares of the Company valued at $1.00 per share:

•	principal and accrued interest of $520,000 under the Secured Promissory Note dated November 13, 2018 by and among the Company, HVE and Overland;

•	accrued fees of $620,000 under the Transition Service Agreement (“TSA”) dated November 13, 2018 by and among the Company and Overland; and

•	prepayment of $448,000 for future goods and services under the TSA.

•
On October 30, 2019, the directors of the Company passed a resolution authorizing the filing of articles of amendment to create a third series of Preferred Shares, being, an unlimited number of series C preferred shares (the “Series C Preferred Shares”) and to provide for the rights, privileges, restrictions and conditions attaching thereto. On November 6, 2019, the Company filed Articles of Amendment to create the Series C Preferred Shares.

•
On October 30, 2019, the Company entered into a subscription agreement and issued 330,000 common shares of the Company at $1.07 per share to a vendor in exchange for the satisfaction of certain accounts payable. The aggregate amount of the obligations shall be reduced by the cash proceeds actually received by the vendor from the sale of the shares by the vendor.

•
On October 30, 2019, the Company entered into a letter of intent with O’Melveny & Myers LLP (“OMM”) to address the matter of $1.7 million of outstanding invoices for legal services previously provided by OMM. The Company intends to issue a secured promissory note at the reduced amount of $1.1 million to OMM in satisfaction of such liabilities.

•
On October 9, 2019, the Company entered into a subscription agreement to issue 149,500 common shares of the Company to a vendor in exchange for the satisfaction of certain accounts payable. The aggregate amount of the obligations shall be reduced by the cash proceeds actually received by the vendor from the sale of the shares by the vendor.

•
On August 15, 2019, the Company entered into a purchase agreement for a private placement to issue 333,730 common shares of the Company at a purchase price of $1.29 per share for gross proceeds of $430,000. The Company expects to complete the private placement in the fourth quarter of 2019. The Company intends to use the proceeds from the offering for general corporate and working capital purposes.

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

•
On July 8, 2019, the directors of the Company passed a resolution authorizing the filing of articles of amendment to create a second series of Preferred Shares, being, an unlimited number of series B preferred shares (the “Series B Preferred Shares”) and to provide for the rights, privileges, restrictions and conditions attaching thereto. The rights, privileges, restrictions and conditions attaching to the Series B Preferred Shares are substantially the same as the series A preferred shares (the “Series A Preferred Shares”) of the Company, save and except that the requirement for the Company to redeem all of the issued and outstanding Series A Preferred Shares on or before November 13, 2020 has been amended to provide that the Company shall only be required to redeem 1,000,000 Series B Preferred Shares on or before November 13, 2020 and any other outstanding Series B Preferred Shares may be redeemed at any time and from time to time after December 19, 2019 at the option of the Company. On July 12, 2019, the Company filed Articles of Amendment to create the Series B Preferred Shares. On October 31, 2019, FBC Holdings, as the sole shareholder of Series B Shares, irrevocably waived its entitlement to the required redemption of 1,000,000 Series B Preferred Shares.

Results of Operations
The following table sets forth certain financial data as a percentage of revenue:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Revenue	100.0%	100.0%	100.0%	100.0%
Cost of revenue	64.5	85.3	68.1	82.6
Gross profit	35.5	14.7	31.9	17.4
Operating expenses:
Sales and marketing	40.2	67.8	33.5	37.7
Research and development	33.6	37.2	37.5	39.1
General and administrative	58.6	112.2	63.1	96.5
	132.4	217.2	134.1	173.3
Loss from operations	(96.9)	(202.5)	(102.2)	(155.9)
Interest expense	(3.7)	(37.8)	(7.8)	(35.5)
Other income (expense), net	165.3	4.1	51.2	(0.5)
Net income (loss) from continuing operations	64.7	(236.2)	(58.8)	(191.9)
Net loss from discontinued operations	—	(135.3)	—	(85.2)
Net income (loss)	64.7%	(371.5)%	(58.8)%	(277.1)%
The Third Quarter of 2019 Compared with the Third Quarter of 2018
Revenue
We had revenue of $1.4 million during the third quarter of 2019 compared to $1.3 million during the third quarter of 2018.

Gross Profit
Gross profit and margin were as follows (in thousands, unless otherwise noted):

	Three Months Ended September 30,
	2019	2018	Change
Gross profit	$485	$192	152.6%
Gross margin	35.5%	14.7%	20.8	pt
In the third quarter of 2019, gross profit and margin increased primarily due to the shift in focus to the SnapServer® family of products, which have higher profit margins.
Operating Expenses
Sales and Marketing Expense
Sales and marketing expenses were $0.6 million and $0.9 million for the third quarter of 2019 and 2018, respectively. The decrease of $0.3 million was primarily due to a decrease in employee and related expenses associated with a lower average headcount.
Research and Development Expense
Research and development expenses were $0.5 million for both the third quarter of 2019 and 2018.
General and Administrative Expense
General and administrative expenses were $0.8 million and $1.5 million for the third quarter of 2019 and 2018, respectively. The decrease of $0.7 million was primarily due to a decrease of $0.6 million in legal and transaction costs primarily related to the share purchase agreement entered into in February 2018.
Non-Operating Expenses
Interest Expense
Interest expense was $0.1 million and $0.5 million for the third quarter of 2019 and 2018, respectively. The decrease of $0.4 million was primarily related to the release of the Company from its outstanding FBC Holdings secured note obligation of $18.0 million assumed by SVTP in the November 2018 Overland divestiture.
Other Income (Expense), net
Other income (expense), net, was $2.3 million and $0.1 million of other income for the third quarter of 2019 and 2018, respectively. In August 2019, the Company entered into agreements with certain executives of the Company and the Company’s Board of Directors to extinguish certain accrued liabilities. The Company wrote off $1.7 million of outstanding liabilities and recorded a gain on forgiveness of liabilities. In addition, there was $0.6 million of payables written off.
Discontinued Operations
On November 13, 2018, we closed our divestiture of Overland under the Purchase Agreement. The financial results of Overland for the three months ended September 30, 2018 have been reflected in our consolidated statements of operations as discontinued operations. The Company’s 2018 statement of cash flows are presented on a combined basis, including continuing and discontinued operations.

The First Nine Months of 2019 Compared with the First Nine Months of 2018
Revenue
We had revenue of $4.5 million during the first nine months of 2019 compared to $6.4 million during the first nine months of 2018. The $1.9 million decrease in revenue is primarily a result of a decrease of sales units for disk systems from our HVE product lines. The decrease in revenue is primarily due to the inability to acquire, on a timely basis, adequate supply of product to meet customer demand within the quarter.
Gross Profit
Gross profit and margin were as follows (in thousands, unless otherwise noted):

	Nine Months Ended September 30,
	2019	2018	Change
Gross profit	$1,425	$1,108	28.6%
Gross margin	31.9%	17.4%	14.5	pt
In the first nine months of 2019, gross profit and gross margin increased primarily due to sales volume of our SnapServer® family of products, which have higher profit margins.
Operating Expenses
Sales and Marketing Expense
Sales and marketing expenses were $1.5 million and $2.4 million for the first nine months of 2019 and 2018, respectively. The decrease of $0.9 million was primarily due to a decrease of $0.5 million in employee and related expenses associated with a lower average headcount, and a $0.3 million decrease in strategic marketing and outside contractor fees.
Research and Development Expense
Research and development expenses were $1.7 million and $2.5 million for the first nine months of 2019 and 2018, respectively. The decrease of $0.8 million was primarily due to a decrease of $0.6 million in employee and related expenses associated with a lower average headcount, and a $0.2 million decrease in amortization of intangible assets.
General and Administrative Expense
General and administrative expenses were $2.8 million and $6.2 million for the first nine months of 2019 and 2018, respectively. The decrease of $3.4 million was primarily due to a decrease of $2.6 million in legal and transaction costs primarily related to the share purchase agreement entered into in February 2018, a decrease of $0.3 million in amortization of intangible assets, and a decrease of $0.3 million in auditor and tax related fees.
Non-Operating Expenses
Interest Expense
Interest expense was $0.4 million and $2.3 million for the first nine months of 2019 and 2018, respectively. The decrease of $1.9 million was primarily related to the release of the Company from its outstanding FBC Holdings secured note obligation of $18.0 million assumed by SVTP in the November 2018 Overland divestiture.
Other Income (Expense), net
Other income (expense), net, was $2.3 million of other income for the first nine months of 2019 and minimal in 2018. In August 2019, the Company entered into agreements with certain executives of the Company and the Company’s Board of Directors to extinguish certain accrued liabilities. The Company wrote off $1.7 million of outstanding liabilities and recorded a gain on forgiveness of liabilities. In addition, there was $0.6 million of payables written off.

Discontinued Operations
On November 13, 2018, we closed our divestiture of Overland under the Purchase Agreement. The financial results of Overland for the nine months ended September 30, 2018 have been reflected in our consolidated statements of operations as discontinued operations. The Company’s 2018 statement of cash flows are presented on a combined basis, including continuing and discontinued operations.
Liquidity and Capital Resources
We have recurring losses from operations and a net working capital deficiency. Our primary source of cash flow is generated from sales of our disk automation systems. We have financed our operations through gross proceeds from private sales of equity securities and with borrowings under our credit facility. At September 30, 2019, we had cash of $129,000 compared to cash of $341,000 at December 31, 2018. As of September 30, 2019, we had a working capital deficit of $6.1 million, reflecting a decrease in current assets of $1.4 million and a decrease in current liabilities of $1.5 million compared to December 31, 2018. Cash management and preservation continue to be a top priority. We expect to incur negative operating cash flows as we work to maintain and increase our sales volume, and maintain operational efficiencies.
In August 2019, the Company entered into a purchase agreement for a private placement to issue 333,730 common shares of the Company at a purchase price of $1.29 per share for gross proceeds of $430,000. The Company expects to complete the private placement in the fourth quarter of 2019. The Company intends to use the proceeds from the offering for general corporate and working capital purposes.
In July 2019, the Company completed a private placement and issued 240,000 common shares of the Company at a purchase price of $2.00 per share for gross proceeds of $480,000. The Company intends to use the proceeds from the offering for general corporate and working capital purposes.
Management has projected that cash on hand will not be sufficient to allow the Company to continue operations beyond November 30, 2019 if we are unable to raise additional funding for operations. We expect our working capital needs to increase in the future as we continue to expand and enhance our operations. Our ability to raise additional funds through equity or debt financings or other sources may depend on the financial success of our current business and successful implementation of our key strategic initiatives, financial, economic and market conditions and other factors, some of which are beyond our control. No assurance can be given that we will be successful in raising the required capital at reasonable cost and at the required times, or at all. Further equity financings may have a dilutive effect on shareholders and any debt financing, if available, may require restrictions to be placed on our future financing and operating activities. If we require additional capital and are unsuccessful in raising that capital, we may not be able to continue our business operations and advance our growth initiatives, which could adversely impact our business, financial condition and results of operations.
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

As of September 30, 2019, our outstanding debt balance, including accrued interest, was as follows (in thousands):

	Maturity Date	Interest Rate	Amount Outstanding
Redeemable preferred shares	11/13/2020	8.0%	$1,019
Secured note payable - related party	6/13/2019	8.0%	$510
Line of credit	12/19/2019	6.5%	$321
All debt and credit facilities are denominated in U.S. dollars. Our secured debt and credit facility contain standard borrowing conditions and can be recalled by the lenders if certain conditions are not met. At September 30, 2019, the Company’s secured debt - related party with an outstanding amount of $500,000 was in default and at risk of realization.
In October 2019, the Company entered into a conversion agreement by and among the Company, HVE and Overland under which Overland agreed to convert the following debt, accrued payables and prepayment of future goods and services into 1,600,000 Series C Preferred Shares of the Company valued at $1.00 per share:

•	secured note payable - related party and accrued interest;

•	accrued fees under the TSA dated November 13, 2018 by and among the Company and Overland; and

•	prepayment for future goods and services under the TSA.
The following table shows a summary of our cash flows (used in) provided by operating activities, investing activities and financing activities (in thousands):

	Nine Months Ended September 30,
	2019	2018
Net cash used in operating activities	$(1,436)	$(4,210)
Net cash used in investing activities	$—	$(55)
Net cash provided by financing activities	$1,224	$1,754
The use of cash during the first nine months of 2019 was primarily a result of our net loss of $2.6 million, offset by $1.5 million in non-cash items, which included depreciation and amortization, share-based compensation, and preferred shares interest expense. In additions, there was a $2.3 million gain on forgiveness of liabilities.
During the first nine months of 2019, we received $0.7 million in net proceeds from related party debt and our line of credit and $0.5 million in proceeds for the issuance of common shares. During the first nine months of 2018, we received $2.0 million in net proceeds for the issuance of common shares and warrants, offset by $0.2 million of payments on our related party debt.
Off-Balance Sheet Information
During the ordinary course of business, we may provide standby letters of credit to third parties as required for certain transactions initiated by us. As of September 30, 2019, we had no standby letters of credit outstanding.
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
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the three months ended September 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
On December 23, 2015, we filed a motion seeking to dismiss the majority of the claims asserted by the UD Trust. On January 13, 2016, we filed a counterclaim against the UD Trust in which we allege that V3 breached numerous provisions of the APA. On July 22, 2016, we filed a motion seeking to transfer venue of this action to the United States District Court for the District of Delaware. The Utah Bankruptcy Court granted our motion to transfer venue on August 30, 2016, and the case was formally transferred to the Delaware District Court on October 11, 2016. On November 13, 2018, the Delaware District Court referred the case to the Delaware Bankruptcy Court. The Delaware Bankruptcy Court never set a hearing or decided our motion to dismiss.
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
On October 22, 2019, UD Trust filed an amended complaint in the Delaware Bankruptcy Court. The amended complaint includes all of the claims and parties in the original complaint first filed in October 2015 in the Utah Bankruptcy Court as well as the claims and additional parties in the California Complaint. We continue to believe this lawsuit to be without merit and intend to vigorously defend against the action.

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
Risks Related to our Debt and Credit Facilities and our Liquidity
Our cash and other sources of liquidity will not be sufficient to fund our operations beyond November 30, 2019. If we raise additional funding through sales of equity or equity-based securities, your shares will be diluted. If we need additional funding for operations and we are unable to raise it, we may be forced to liquidate assets and/or curtail or cease operations or seek bankruptcy protection or be subject to an involuntary bankruptcy petition.
Management has projected that cash on hand will not be sufficient to allow the Company to continue operations beyond November 30, 2019 if we are unable to raise additional funding for operations. We expect our working capital needs to increase in the future as we continue to expand and enhance our operations. Our ability to raise additional funds through equity or debt financings or other sources may depend on the financial success of our current business and successful implementation of our key strategic initiatives, financial, economic and market conditions and other factors, some of which are beyond our control. No assurance can be given that we will be successful in raising the required capital at reasonable cost and at the required times, or at all. Further equity financings may have a dilutive effect on shareholders and any debt financing, if available, may require restrictions to be placed on our future financing and operating activities. If we require additional capital and are unsuccessful in raising that capital, we may not be able to continue our business operations and advance our growth initiatives, which could adversely impact our business, financial condition and results of operations.
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

Risks Related to Our Public Company Status and Our Common Shares
We have received notification from NASDAQ that if we fall below the NASDAQ Capital Market’s continued listing requirement for the minimum market value of publicly held shares on or before November 1, 2020, the Company will be notified of such non-compliance and will at that time be afforded a hearing before the Panel, which could result in the Company’s delisting. If our common shares are delisted from the NASDAQ Capital Market, our business, financial condition, results of operations and share price could be adversely affected, and the liquidity of our common shares and our ability to obtain financing could be impaired.
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
On July 22, 2019, the Panel issued a decision granting the request of the Company for continued listing of our common stock on The Nasdaq Capital Market pursuant to an extension through September 30, 2019 to demonstrate compliance with the $2.5 million stockholders’ equity requirement for continued listing. As required pursuant to the Panel's decision, on August 15, 2019, the Company reported to the Panel that it had completed certain components of its compliance plan. On September 30, 2019, the Company requested an additional extension until October 30, 2019 to complete the final components of its compliance plan, which the Panel granted in a letter to the Company on October 8, 2019.
On November 6, 2019, the Company received notification from the Panel that the Company has regained compliance with the $2.5 million stockholders’ equity requirement based on the Company’s disclosures contained in its Form 8-K filed with the Securities and Exchange Commission on November 1, 2019. The Panel further advised that if the Company again falls below the $2.5 million stockholders’ equity requirement on or before November 1, 2020, the Company will be notified of such non-compliance and will at that time be afforded a hearing before the Panel, which could result in the Company’s delisting.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
None.

Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
On September 15, 2019, Mr. O’Daniel’s Retention Agreement dated August 15, 2019, was amended and restated effective September 15, 2019. The amended and restated Retention Agreement removes Mr. O’Daniel’s entitlement to receive $533,802 (the “Retention Payment”) on January 12, 2020. The amended and restated Retention Agreement provides that if a change of control occurs prior to the Retention Payment being paid, and provided Mr. O’Daniel is employed by the Company immediately prior to such change of control, he shall be entitled to receive the Retention Payment by providing written notice to the Company of his election to receive the Retention Payment.

Item 6. Exhibits.

Exhibit		Filed	Incorporated by Reference
Number	Description	Herewith	Form	File No.	Date Filed

3.1	Certificate and Articles of Amalgamation of the Company		6-K	001-36532	3/25/2015

3.2	Certificate of Amendment to the Articles of Amalgamation of the Company		6-K	001-36532	7/17/2017

3.3	Certificate of Amendment to the Articles of Amalgamation of the Company		8-K	001-36532	10/2/2018

3.4	Certificate of Amendment to the Articles of Amalgamation of the Company		8-K	001-36532	10/5/2018

3.5	Certificate of Amendment to the Articles of Amalgamation of the Company		8-K	001-36532	11/5/2018

3.6	Certificate of Amendment to the Articles of Amalgamation of the Company		8-K	001-36532	11/14/2018

3.7	Certificate of Amendment to the Articles of Amalgamation of the Company		8-K	001-36532	7/12/2019

3.8	Certificate of Amendment to the Articles of Amalgamation of the Company		8-K	001-36532	11/8/2019

3.9	By-Law No. 1, as Amended		6-K	001-36532	7/17/2017

3.10	By-Law No. 2		6-K	001-36532	5/12/2017

10.1	Share Exchange Agreement between FBC Holdings SÀRL and Sphere 3D Corp. dated July 12, 2019		8-K	001-36532	7/12/2019

10.2	Amendment to the Share Exchange and Buyout Agreement by and among Sphere 3D Corp., FBC Holdings SÀRL, Silicon Valley Technology Partners Inc. and MF Ventures LLC dated July 12, 2019		8-K	001-36532	7/12/2019

10.3	Debt Modification Agreement between HVE Inc., a subsidiary of Sphere 3D Corp., and Citizens National Bank of Texas dated July 2, 2019		10-Q	001-36532	8/13/2019

10.4	Form of Purchase Agreement dated August 15, 2019		8-K	001-36532	8/21/2019

10.5	Employment Agreement between the Company and Peter Tassiopoulos dated August 15, 2019		8-K	001-36532	8/21/2019

10.6	Retention Agreement between the Company and Joseph O’Daniel dated August 15, 2019		8-K	001-36532	8/21/2019

10.7	Form of Conversion of Debt Agreement dated August 15, 2019	X

10.8	Form of Change of Control Agreement between the Company and Cheemin Bo-Linn, Vic Mahadevan and Duncan McEwan dated August 15, 2019	X

10.9	Change of Control Agreement between the Company and Kurt Kalbfleisch dated August 15, 2019	X

10.10	Form of Subscription Agreement	X

Exhibit		Filed	Incorporated by Reference
Number	Description	Herewith	Form	File No.	Date Filed
10.11	Conversion Agreement between the Company, HVE Inc. and Overland Storage, Inc. dated October 31, 2019	X

10.12	Amended and Restated Retention Agreement between the Company and Joseph O’Daniel dated September 15, 2019	X

31.1	Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

31.2	Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

101.INS	XBRL Instance Document	X

101.SCH	XBRL Taxonomy Extension Schema	X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase	X

101.DEF	XBRL Taxonomy Extension Definition Linkbase	X

101.LAB	XBRL Taxonomy Extension Label Linkbase	X

101.PRE	XBRL Taxonomy Presentation Linkbase	X

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Sphere 3D Corp.

Date:	November 14, 2019	By:	/s/ Peter Tassiopoulos
Peter Tassiopoulos Chief Executive Officer (Principal Executive Officer)