Form 10-K
period 2019-12-31
Sphere 3D Corp
filed 2020-05-14
CIK 1591956

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2019
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
(858) 571-5555
(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Each Exchange on Which Registered
Common Shares	ANY	NASDAQ Capital Market
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
Large accelerated filer ☐             Accelerated filer ☐
Non-accelerated filer ☐                 Smaller reporting company ☒
(Do not check if a smaller reporting company)    Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2019 (based on a closing price of $1.57 per share) was approximately $3.6 million. Shares of common stock held by each officer and director and by each person who is known to own 10% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates of the registrant. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
As of May 6, 2020, there were 4,597,405 shares of the registrant’s common stock outstanding.

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
Item 1. Business
Sphere 3D was incorporated under the Business Corporations Act (Ontario) on May 2, 2007 as T.B. Mining Ventures Inc. On March 24, 2015, the Company completed a short-form amalgamation with a wholly-owned subsidiary. In connection with the short-form amalgamation, the Company changed its name to “Sphere 3D Corp.”
Sphere 3D provides solutions for stand-alone storage and technologies that converge the traditional silos of compute, storage and network into one integrated hyper-converged or converged solution. We provide enterprise storage management solutions, and the ability to connect to public cloud services such as Microsoft Azure for additional delivery options and hybrid cloud capabilities. Our integrated solutions include a patented portfolio for operating systems for storage, proprietary virtual desktop orchestration software, and proprietary application container software. Our software, combined with commodity x86 servers, or purpose-built appliances, deliver solutions designed to provide application mobility, security, data integrity and simplified management. These solutions can be deployed through a public, private or hybrid cloud and are delivered through a global reseller network and professional services organization. We have a portfolio of brands including SnapServer®, HVE ConneXions (“HVE”) and UCX ConneXions (“UCX”), dedicated to helping customers achieve their IT goals. In November 2018, we divested ourselves of Overland Storage, Inc. and its subsidiaries (“Overland”) and associated product portfolio for long term archive as well as the RDX® removable disk product portfolio. We undertook this divestiture in order to facilitate the significant reduction of secured debt and to allow us to focus greater resources to our converged and hyper-converged product portfolio.

Discontinued Operations
In February 2018, the Company, Overland, and Silicon Valley Technology Partners, Inc. (formerly Silicon Valley Technology Partners LLC) (“SVTP”), a Delaware corporation established by Eric Kelly, the Company’s former Chief Executive Officer and Chairman of the Board of Directors, entered into a share purchase agreement (as amended by that certain First Amendment to Share Purchase Agreement dated August 21, 2018, and as further amended by that certain Second Amendment to Share Purchase Agreement dated November 1, 2018, the “Purchase Agreement”), pursuant to which the Company agreed to sell to SVTP all of the issued and outstanding shares of capital stock of Overland.
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
In connection with the closing of the Purchase Agreement, we filed an articles of amendment to our articles of amalgamation setting forth the rights, privileges, restrictions and conditions of a new series of non-voting preferred shares of the Company (the “Series A Preferred Shares”) and entered into a Conversion Agreement, by and between the Company and FBC Holdings SARL (“FBC Holdings”), a related party, pursuant to which $6.5 million of the Company’s outstanding secured debt was converted into 6,500,000 Series A Preferred Shares.
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

•
The HVE-STACK high density server provides the computer and storage appliance for the data center and is ideal for high performance computing, cloud computing and virtual desktop infrastructure (“VDI”). The modular design and swappable components include hard drives and power supplies intended to improve the efficiency of data center deployment.

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
During 2017, we announced the availability of our SnapServer® Hybrid and All Flash Array solutions, which is designed to allow information technology departments to modernize their data center, as well as provide the small and medium businesses access to the reliability, security, and performance of flash. In addition, we launched our SnapServer® solutions pre-configured and optimized to work with IP video surveillance cameras and create a new standard for simplicity and integration between IP networked video surveillance systems and data storage.
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
Sales and Distribution

•
Distribution channel - We have distribution partners in North America. We sell through a two-tier distribution model where distributors sell our products to system integrators, value-added resellers (“VARs”) or direct market resellers (“DMRs”), who in turn sell to end users. We support these distribution partners through our dedicated sales force and engineers. In 2019, two distribution partners accounted for, in the aggregate, 24.5% of net revenue.

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
Employees
The Company had 28 full-time employees at December 31, 2019.
Item 1A. Risk Factors
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
Risks Related to our Business
The extent to which the coronavirus (“COVID-19”) outbreak and measures taken in response thereto impact our business, results of operations and financial condition will depend on future developments, which are highly uncertain and cannot be predicted.
Global health concerns relating to the coronavirus outbreak have been weighing on the macroeconomic environment, and the outbreak has significantly increased economic uncertainty. Risks related to consumers and businesses lowering or changing spending, which impact domestic and international spend. The outbreak has resulted in authorities implementing numerous measures to try to contain the virus, such as travel bans and restrictions, quarantines, shelter in place orders, and business shutdowns. These measures have not only negatively impacted consumer spending and business spending habits, they have also adversely impacted and may further impact our workforce and operations and the operations of our customers, suppliers and business partners. These measures may remain in place for a significant period of time and they are likely to continue to adversely affect our business, results of operations and financial condition.
The spread of the coronavirus has caused us to modify our business practices (including employee travel, employee work locations, and cancellation of physical participation in meetings, events and conferences), and we may take further actions as may be required by government authorities or that we determine are in the best interests of our employees, customers and business partners. There is no certainty that such measures will be sufficient to mitigate the risks posed by the virus or otherwise be satisfactory to government authorities.

The extent to which the coronavirus outbreak impacts our business, results of operations and financial condition will depend on future developments, which are highly uncertain and cannot be predicted, including, but not limited to, the duration and spread of the outbreak, its severity, the actions to contain the virus or treat its impact, and how quickly and to what extent normal economic and operating conditions can resume. Even after the coronavirus outbreak has subsided, we may continue to experience materially adverse impacts to our business as a result of its global economic impact, including any recession that has occurred or may occur in the future.
There are no comparable recent events which may provide guidance as to the effect of the spread of the coronavirus and a global pandemic, and, as a result, the ultimate impact of the coronavirus outbreak or a similar health epidemic is highly uncertain and subject to change. We do not yet know the full extent of the impacts on our business, our operations or the global economy as a whole. However, the effects could have a material impact on our results of operations, and we will continue to monitor the coronavirus situation closely.
Our cash and other sources of liquidity will not be sufficient to fund our operations beyond August 31, 2020. We may not be successful in raising additional capital necessary to meet expected increases in working capital needs. If we raise additional funding through sales of equity or equity-based securities, your shares will be diluted. If we need additional funding for operations and we are unable to raise it, we may be forced to liquidate assets and/or curtail or cease operations or seek bankruptcy protection or be subject to an involuntary bankruptcy petition.
Management has projected that cash on hand will not be sufficient to allow the Company to continue operations beyond August 31, 2020 if we are unable to raise additional funding for operations. We expect our working capital needs to increase in the future as we continue to expand and enhance our operations. Our ability to raise additional funds through equity or debt financings or other sources may depend on the financial success of our current business and successful implementation of our key strategic initiatives, financial, economic and market conditions and other factors, some of which are beyond our control. No assurance can be given that we will be successful in raising the required capital at reasonable cost and at the required times, or at all. Further equity financings may have a dilutive effect on shareholders and any debt financing, if available, may require restrictions to be placed on our future financing and operating activities. If we require additional capital and are unsuccessful in raising that capital, we may not be able to continue our business operations and advance our growth initiatives, which could adversely impact our business, financial condition and results of operations.
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
We urge you to review the additional information about our liquidity and capital resources in Item 7.“Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of this report. If our business ceases to continue as a going concern due to lack of available capital or otherwise, it could have a material adverse effect on our business, results of operations, financial position, and liquidity.

We have granted security interests over certain of our assets in connection with various debt arrangements.
We have granted security interests over certain of our assets in connection with our line of credit, and we may grant additional security interests to secure future borrowings. If we are unable to satisfy our obligations under these arrangements, we could be forced to sell certain assets that secure these loans, which could have a material adverse effect on our ability to operate our business. In the event we are unable to maintain compliance with covenants set forth in these arrangements or if these arrangements are otherwise terminated for any reason, it could have a material adverse effect on our ability to access the level of funding necessary to continue operations at current levels. If any of these events occur, management may be forced to make reductions in spending, extend payment terms with suppliers, liquidate assets where possible, and/or suspend or curtail planned programs. Any of these actions could materially harm our business, results of operations and future prospects.
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
We have limited non-recurring revenues derived from operations. Sphere 3D’s near-term focus has been in actively developing reference accounts and building sales, marketing and support capabilities. HVE and UCX, which we acquired in January 2017, also have a history of net losses. We expect to continue to incur net losses and we may not achieve or maintain profitability. We may see continued losses during 2020 and as a result of these and other factors, we may not be able to achieve, sustain or increase profitability in the near future.
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
We have relationships with third party resellers, original equipment manufacturers (“OEMs”), system integrators and enterprise application providers that facilitate our ability to sell and implement our products. These business relationships are important to extend the geographic reach and customer penetration of our sales force and ensure that our products are compatible with customer network infrastructures and with third party products.
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
Some of our products have a large number of components and subassemblies produced by outside suppliers. We depend greatly on these suppliers for items that are essential to the manufacturing of our products, including disk drives and chassis. We work closely with our regional, national and international suppliers, which are carefully selected based on their ability to provide quality parts and components that meet both our technical specifications and volume requirements. For certain items, we qualify only a single source, which magnifies the risk of shortages and decreases our ability to negotiate with that supplier on the basis of price. From time to time, we have in the past been unable to obtain as many drives as have needed due to drive shortages or quality issues from certain of our suppliers. If these suppliers fail to meet our manufacturing needs, it would delay our production and our product shipments to customers and negatively affect our operations.
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
Further, our customers may use our products in ways that may infringe the intellectual property rights of third parties and/or require a license from third parties.  Although our customers are contractually obligated to use our products only in a manner that does not infringe third party intellectual property rights, we cannot guarantee that such third parties will not seek remedies against us for providing products that may enable our customers to infringe the intellectual property rights of others.
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
Risks Related to Our Public Company Status and Our Common Shares
We have received notification from NASDAQ that if we fall below the NASDAQ Capital Market’s continued listing requirement for the minimum value of the Company’s stockholders’ equity on or before November 1, 2020, the Company will be notified of such non-compliance and will at that time be afforded a hearing before the Panel, which could result in the Company’s delisting. If our common shares are delisted from the NASDAQ Capital Market, our business, financial condition, results of operations and share price could be adversely affected, and the liquidity of our common shares and our ability to obtain financing could be impaired.
On November 12, 2018, we received a letter from the Nasdaq Listing Qualifications department of The Nasdaq Stock Market LLC notifying us that we were not in compliance with the requirement of Nasdaq Marketplace Rule 5550(b)(1) for continued inclusion on the NASDAQ Capital Market because the Company’s stockholders’ equity was below the required minimum of $2.5 million. On May 14, 2019, we received written notification from The NASDAQ Stock Market, LLC notifying us that we had not regained compliance with the minimum value of the Company’s stockholders’ equity of $2.5 million. The Staff had determined that the Company’s common stock would be delisted from Nasdaq unless the Company timely requests a hearing before a Nasdaq Hearings Panel (the “Panel”). Accordingly, we requested a hearing before the Panel, which was held on July 11, 2019, and which was the basis for the Panel’s decision.
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

We have received notification from NASDAQ that we are not in compliance with the requirement of Nasdaq Marketplace Rule 5550(a)(2) for continued inclusion on the NASDAQ Capital Market as a result of the closing bid price for the Company’s common stock being below $1.00 for 30 consecutive business days. If our common shares are delisted from the NASDAQ Capital Market, our business, financial condition, results of operations and share price could be adversely affected, and the liquidity of our common shares and our ability to obtain financing could be impaired.
On January 3, 2020, the Company received a letter from the Nasdaq Listing Qualifications department of The Nasdaq Stock Market LLC notifying the Company that it was not in compliance with the requirement of Nasdaq Marketplace Rule 5550(a)(2) for continued inclusion on the NASDAQ Capital Market as a result of the closing bid price for the Company’s common stock being below $1.00 for 30 consecutive business days. This notification has no effect on the listing of the Company’s common shares at this time.
In accordance with the Nasdaq Marketplace Rules, the Company was provided an initial period of 180 calendar days, or until July 1, 2020, to regain compliance, which will require a closing bid price for the Company’s common stock above $1.00 for a minimum of 10 consecutive business days. However, due to recent market turmoil, Nasdaq has filed a rule change tolling the compliance periods for price-based listing requirements through June 30, 2020, extending the Company’s compliance period until September 14, 2020. If the Company does not comply with Marketplace Rule 5550(a)(2) by September 14, 2020, the Company may be eligible for additional time to demonstrate compliance with the bid price requirement. To qualify, the Company will be required to meet the continued listing requirement for market value of publicly held shares and all other initial listing standards for the NASDAQ Capital Market, with the exception of the bid price requirement, and will need to provide written notice of its intention to cure the deficiency during the second compliance period, by effecting a reverse stock split, if necessary. If the Company meets these requirements, the Company will be granted an additional 180 days or until March 13, 2021 to become compliant. If the Company does not qualify for the second compliance period or fails to regain compliance during the second 180-day period, then Nasdaq will notify the Company of its determination to delist the Company’s common shares, at which point the Company would have an opportunity to appeal the delisting determination to a Hearings Panel.
Sales of common shares issuable upon exercise of outstanding warrants, the conversion of outstanding preferred shares, or the effectiveness of our registration statement may cause the market price of our common shares to decline. Currently outstanding preferred shares could adversely affect the rights of the holders of common shares.
As of December 31, 2019, we have 6,843,778 Series B Preferred Shares and 1,600,000 Series C Preferred Shares outstanding. The conversion of the outstanding Series B and C Preferred Shares will result in substantial dilution to our common shareholders. Pursuant to our articles of amalgamation, the Board has the authority to fix and determine the voting rights, rights of redemption and other rights and preferences of preferred stock.
Pursuant to the articles of amendment governing the rights and preferences of outstanding shares of Series B Preferred Shares, each preferred share (i) subject to prior shareholder approval, are convertible into our common shares, at a conversion rate equal to $1.00 per share, plus accrued and unpaid dividends, divided by an amount equal to 0.85 multiplied by a 15-day volume weighted average price per Common Share prior to the date the conversion notice is provided, subject to a conversion price floor of $0.80, (ii) if the Company receives any cash dividends on its equity investment in Silicon Valley Technology Partners, Inc., in an amount equal to such cash dividend received, cumulative cash dividends at a rate of 8% of the Series B Preferred Shares, (iii) after November 13, 2020, fixed, preferential, cumulative cash dividends at the rate of 8% of the Series B Preferred Shares subscription price per year, and (iv) carry a liquidation preference equal to the subscription price per Series B Preferred Share plus any accrued and unpaid dividends.
Pursuant to the articles of amendment governing the rights and preferences of outstanding shares of Series C Preferred Shares, each preferred share, subject to prior shareholder approval, are convertible into our common shares, at a conversion rate in effect on the date of conversion. Overland, the sole holder of the Series C Preferred Shares, may, at any time, convert all or any part of the Series C Preferred Shares provided that after such conversion the common shares issuable, together with all the common shares held by Overland in the aggregate would not exceed 19.9% of the total number of outstanding common shares of the Company.

Additionally, as of December 31, 2019 we have warrants outstanding for the purchase of up to 205,562 common shares having a weighted-average exercise price of $60.01 per share. The sale of our common shares upon exercise of our outstanding warrants, the conversion of the Preferred Shares into common shares, or the sale of a significant amount of the common shares issued or issuable upon exercise of the warrants in the open market, or the perception that these sales may occur, could cause the market price of our common shares to decline or become highly volatile.
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
In the past, plaintiffs have often initiated securities class action litigation against a company following periods of volatility in the market price of its securities. We may in the future be a target of similar litigation. Securities litigation could result in substantial costs and liabilities and could divert management’s attention from day-to-day operations and consume resources, such as cash. In addition, the resolution of those matters may require us to issue additional common shares, which could potentially result in dilution to our existing shareholders. Expenses incurred in connection with these matters (which include fees of lawyers and other professional advisors and potential obligations to indemnify officers and directors who may be parties to such actions) could adversely affect our cash position. See Item 15 “Financial Statements”, Note 15 “Commitments and Contingencies”.
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
There is also an ongoing risk that Sphere 3D may be treated as a Passive Foreign Investment Company (“PFIC”), for U.S. federal income tax purposes. A non-U.S. corporation generally will be considered to be a PFIC for any taxable year in which 75% or more of its gross income is passive income, or 50% or more of the average value of its assets are considered “passive assets” (generally, assets that generate passive income). This determination is highly factual, and will depend upon, among other things, Sphere 3D’s market valuation and future financial performance. Sphere 3D believes that it was classified as a PFIC during the tax year ended December 31, 2013. However, based on current business plans and financial expectations, Sphere 3D expects that it will not be a PFIC for its current tax years ended December 31, 2019 and 2018, as well as current business plans and financial expectations, Sphere 3D expects that it will not be a PFIC for its current tax year ending December 31, 2020 and for the foreseeable future. If Sphere 3D were to be classified as a PFIC for any future taxable year, holders of Sphere 3D common shares who are U.S. taxpayers would be subject to adverse U.S. federal income tax consequences.

Certain of our directors, officers and management could be in a position of conflict of interest.
Certain directors, officers and members of management of Sphere 3D may also serve as directors and/or officers of other companies. We may contract with such directors, officers, members of management and such other companies or with affiliated parties or other companies in which such directors, officers or members of management own or control. These persons may obtain compensation and other benefits in transactions relating to Sphere 3D. Consequently, there exists the possibility for such directors, officers and members of management to be in a position of conflict. Any decision made by any of such directors, officers and members of management involving Sphere 3D are being made in accordance with their duties and obligations to deal fairly and in good faith with a view to the best interests of Sphere 3D.
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
Item 1B. Unresolved Staff Comments
None.
Item 2. Properties
As of December 31, 2019, the Company conducts its main operating activities from its office at 100 Executive Court, Waxahachie, Texas. The Company believes that this facility is adequate to meet the Company’s needs for the immediate future and that, should it be needed, we will be able to secure additional space to accommodate the expansion of operations.
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
In March 2018, UD Trust filed a complaint in U.S. District Court for the Northern District of California (“California Complaint”) asserting that two transactions involving the Company constitute fraudulent transfers under federal and state law. First, UD Trust alleges that the consolidation of the Company’s and its subsidiaries’ indebtedness to the Cyrus Group into a debenture between FBC Holdings and the Company in December 2014 constitutes a fraudulent transfer. Second, UD Trust alleges that the Share Purchase Agreement constitutes a fraudulent transfer, and seeks to require that the proceeds of the transaction be placed in escrow until the V3 litigation is resolved. The California Complaint also asserts a claim against the Company’s former CEO for breach of fiduciary duty, and a claim against the Cyrus Group for aiding and abetting breach of fiduciary duty. On July 25, 2018, we filed a motion seeking to dismiss all of the claims asserted against the Company and its former CEO. On the same day, the Cyrus Group filed a motion seeking to dismiss all claims asserted against the Cyrus Group. The UD Trust voluntarily dismissed this case without prejudice on February 5, 2020.
On October 22, 2019, UD Trust filed an amended complaint in the Delaware Bankruptcy Court. The amended complaint includes all of the claims and parties in the original complaint first filed in October 2015 in the Utah Bankruptcy Court as well as the claims and additional parties in the California Complaint. We continue to believe this lawsuit to be without merit and intend to vigorously defend against the action. On February 10, 2020, we filed a renewed motion seeking to dismiss the majority of the claims asserted by the UD Trust in the amended complaint. On that same day, we also filed a counterclaim against the UD Trust in which we allege that V3 breached numerous provisions of the APA. The Company’s current and former officers and directors that were named as defendants in the amended complaint as well as the Cyrus Group all filed motions seeking to dismiss all claims that the UD Trust alleged against them.
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

	2019		2018
	High	Low	High	Low
First Quarter	$4.00	$2.35	$24.32	$7.00
Second Quarter	$3.12	$1.42	$9.12	$2.56
Third Quarter	$2.08	$1.00	$5.76	$1.06
Fourth Quarter	$1.55	$0.66	$8.70	$1.52
On May 6, 2020, the closing sales price of our common stock on the NASDAQ Capital Market was $1.35 per share. As of May 6, 2020, we had approximately 42 shareholders of record and beneficial owners of our common shares.
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
The Company’s outstanding 6,500,000 Series B Preferred Shares begin to accrue dividends at November 13, 2020 at a rate of 8.0% per annum. Dividends on Preferred Shares shall be paid on such date or dates as and when decided by the board of directors out of moneys properly applicable to the payment of such dividends.
Recent Sales of Unregistered Securities
Not applicable.
Item 6. Selected Financial Data
Not applicable.
Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis should be read in conjunction with our consolidated financial statements and notes included in the Annual Report on Form 10-K. In addition to historical information, the following discussion contains forward-looking statements that are subject to risks and uncertainties. Actual results may differ substantially from those referred to herein due to a number of factors, including but not limited to risks described in Part I, Item 1A, Risks Factors, and elsewhere in this Annual Report. References to “Notes” are Notes included in our Notes to Consolidated Financial Statements.

Overview
Sphere 3D provides solutions for standalone storage and technologies that converge the traditional silos of compute, storage and network into one integrated hyper-converged or converged solution. We provide enterprise storage management solutions, and the ability to connect to public cloud services such as Microsoft Azure for additional delivery options and hybrid cloud capabilities. Our solutions are tightly integrated and include a patented portfolio for operating systems for storage, proprietary virtual desktop orchestration software, and proprietary application container software. Our software, combined with commodity x86 servers, or purpose-built appliances, deliver solutions designed to provide application mobility, security, data integrity and simplified management. These solutions can be deployed through a public, private or hybrid cloud and are delivered through a global reseller network and professional services organization. We have a portfolio of brands including SnapServer®, HVE ConneXions (“HVE”) and UCX ConneXions, Inc., dedicated to helping customers achieve their IT goals.
Discontinued Operations
On November 13, 2018, pursuant the Purchase Agreement, we sold to Silicon Valley Technology Partners, Inc. (“SVTP”) all of the issued and outstanding shares of capital stock of Overland Storage, Inc. and its subsidiaries (“Overland”) in consideration for (i) the issuance to the Company of shares of Series A Preferred Stock of SVTP representing 19.9% of the outstanding shares of capital stock of SVTP as of the closing with a value of $2.1 million, (ii) the release of the Company from outstanding debt obligations totaling $41.7 million assumed by SVTP, and (iii) $1.0 million in cash proceeds from SVTP. In connection with the closing of the Purchase Agreement, the Company entered into a Conversion Agreement with FBC Holdings SARL, a related party (“FBC Holdings”), pursuant to which $6.5 million of the Company’s outstanding secured debt was converted into 6,500,000 Series A Preferred Shares. In 2018, the Company recorded a loss on the divestiture of $4.3 million. See Note 3 - Discontinued Operations for additional details.
We undertook this divestiture in order to facilitate the elimination of secured debt and to allow us to focus greater resources to our converged and hyper-converged product portfolio. The financial results of Overland are presented as discontinued operations in our consolidated statements of operations for the year ended December 31, 2018.
Nasdaq Listing
On November 12, 2018, we received a letter from the Nasdaq Listing Qualifications department of The Nasdaq Stock Market LLC notifying us that we were not in compliance with the requirement of Nasdaq Marketplace Rule 5550(b)(1) for continued inclusion on the NASDAQ Capital Market because the Company’s stockholders’ equity of $707,000 reported in the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2018, is below the required minimum of $2.5 million. On May 14, 2019, we received written notification from The NASDAQ Stock Market, LLC notifying us that we had not regained compliance with the minimum value of the Company’s stockholders’ equity of $2.5 million. The Staff had determined that the Company’s common stock would be delisted from Nasdaq unless the Company timely requests a hearing before a Nasdaq Hearings Panel (the “Panel”). Accordingly, we requested a hearing before the Panel, which was held on July 11, 2019, and which was the basis for the Panel’s decision.
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

On January 3, 2020, the Company received a letter from the Nasdaq Listing Qualifications department of The Nasdaq Stock Market LLC notifying the Company that it was not in compliance with the requirement of Nasdaq Marketplace Rule 5550(a)(2) for continued inclusion on the NASDAQ Capital Market as a result of the closing bid price for the Company’s common stock being below $1.00 for 30 consecutive business days. This notification has no effect on the listing of the Company’s common shares at this time.
In accordance with the Nasdaq Marketplace Rules, the Company was provided an initial period of 180 calendar days, or until July 1, 2020, to regain compliance, which will require a closing bid price for the Company’s common stock above $1.00 for a minimum of 10 consecutive business days. However, due to recent market turmoil, Nasdaq has filed a rule change tolling the compliance periods for price-based listing requirements through June 30, 2020, extending the Company’s compliance period until September 14, 2020. If the Company does not comply with Marketplace Rule 5550(a)(2) by September 14, 2020, the Company may be eligible for additional time to demonstrate compliance with the bid price requirement. To qualify, the Company will be required to meet the continued listing requirement for market value of publicly held shares and all other initial listing standards for the NASDAQ Capital Market, with the exception of the bid price requirement, and will need to provide written notice of its intention to cure the deficiency during the second compliance period, by effecting a reverse stock split, if necessary. If the Company meets these requirements, the Company will be granted an additional 180 days or until March 13, 2021 to become compliant. If the Company does not qualify for the second compliance period or fails to regain compliance during the second 180-day period, then Nasdaq will notify the Company of its determination to delist the Company’s common shares, at which point the Company would have an opportunity to appeal the delisting determination to a Hearings Panel.
2019 and Recent Key Events

•
On May 6, 2020, the Company filed of articles of amendment to create a fourth series of preferred shares, being, an unlimited number of Series D Preferred Shares and to provide for the rights, privileges, restrictions and conditions attaching thereto. The Series D Preferred Shares are convertible into our common shares, at a conversion price equal to $0.65, subject to certain anti-dilution adjustments. Each shareholder of the Series D Preferred Shares, may, at any time, convert all or any part of the Series D Preferred Shares provided that after such conversion the common shares issuable, together with all the common shares held by the shareholder in the aggregate would not exceed 9.9% of the total number of outstanding common shares of the Company or in the aggregate no more than 800,000 common shares by all holders of Series D Preferred Shares. The Series D Preferred Shares do not have voting rights.

•
On April 30, 2020, the Company entered into a Securities Purchase Agreement (the “Securities Purchase Agreement”) with two investors (the “Purchasers“) relating to the issuance and sale, in the aggregate, 1,694,000 shares (the “Shares“) of the Company's to be established Series D Convertible Preferred Stock, no par value and warrants to purchase up to 1,694,000 common shares of the Company in a private placement transaction, in exchange for the assignment to the Company by the investors of certain promissory notes receivable held by the investors in an aggregate amount of $1.1 million. The sale of the Shares to the Purchasers closed on May 6, 2020 (the “Closing“). Subject to certain limitations, the warrants will be exercisable commencing on the six month anniversary of the Closing at an exercise price equal to $0.92 per common share, subject to adjustments as provided under the terms of the warrants. This transaction combined with the conversion of the below convertible debentures, which were both completed after the reporting period, have increased the Company’s equity balance by adding approximately $1.5 million to the equity balance that was reported as of December 31, 2019.

•
Between April 7, 2020 and April 24, 2020, the Company converted $377,000 of convertible debentures and issued 580,580 common shares of the Company, of which 271,040 common shares were issued to related parties.

•
On April 21, 2020, two investors, one of which was an investor of the March 23, 2020 Offering, entered into share purchase agreements to acquire 330,000 common shares of the Company. As a result of this transaction, the investor participating in the Offering will hold enough common shares be classified as a related party of the Company. Originally, the common shares were held by a vendor of the Company subject to the October 2019 related party subscription agreement the Company entered into with such vendor and issued 330,000 common shares of the Company at $1.07 per share to the vendor in exchange for the satisfaction of certain accounts payable. In the second quarter of 2020, the aggregate amount of the obligations owed by the Company to the vendor were reduced by $157,000, the actual cash proceeds received by the vendor from the share purchase agreements.

•
On April 9, 2020, the Company received loan proceeds in the amount of $667,400 (the “PPP Funds”) and entered into a loan agreement with City National Bank pursuant to the CARES Act. The CARES Act was established in order to enable small businesses to pay employees during the economic slowdown caused by COVID-19 by providing forgivable loans to qualifying businesses for up to 2.5 times their average monthly payroll costs. The amount borrowed by the Company under the CARES Act is eligible to be forgiven provided that (a) the Company uses the PPP Funds during the eight week period after receipt thereof, and (b) the PPP Funds are only used to cover payroll costs (including benefits), rent, mortgage interest, and utility costs. The amount of loan forgiveness will be reduced if, among other reasons, the Company does not maintain staffing or payroll levels. Principal and interest payments on any unforgiven portion of the PPP Funds (the “PPP Loan”) will be deferred for six months and will accrue interest at a fixed annual rate of 1.0% and carry a two year maturity date. There is no prepayment penalty on the CARES Act Loan.

•
On March 23, 2020, the Company entered into subscription agreements by and among the Company and the investors party thereto, including Torrington Financial Services Ltd (the “Advisor”), for the purchase and sale of 725 units (collectively, the “Units” and individually, a “Unit”) for aggregate gross proceeds of up to $725,000 (the “Offering”), with each Unit consisting of (a) a 6% convertible debenture in the principal amount of $1,000, which is convertible at $0.6495 per share into 1,540 common shares of the Company, and (b) a warrant to purchase 1,540 common shares of the Company exercisable at any time on or before the third year anniversary date at an exercise price of $0.60 per share. The warrant includes a provision restricting the warrant holder from exercising it if the aggregate number of common shares held by the warrant holder equals or exceeds 5.0% of the issued and outstanding shares of the Company, calculated on a partially converted basis (i.e., assuming the conversion of all rights to receive common shares of the Company held by the warrant holder). In connection with the Offering and as compensation for the Advisor’s services, the Company issued to the Advisor convertible debentures equal to $58,000 and convertible into 89,320 common shares and with other terms also substantially the same as the investors. The Company received cash proceeds of $575,000 from the Offering, and a participant of the offering, a related party, paid directly $150,000 to a financial consultant for a prepayment of future services to the Company. The Company intends to use the remaining proceeds from the Offering for general corporate and working capital purposes.

•
On October 31, 2019, the Company entered into a conversion agreement by and among the Company, HVE and Overland, a related party, under which Overland agreed to convert the following debt, accrued payables and prepayment of future goods and services into 1,600,000 Series C Preferred Shares of the Company valued at $1.00 per share: (i) principal and accrued interest of $520,000 under the Secured Promissory Note dated November 13, 2018 by and among the Company, HVE and Overland; (ii) accrued fees of $632,000 under the Transition Service Agreement (“TSA”) dated November 13, 2018 by and among the Company and Overland; and (iii) prepayment of $448,000 for future goods and services under the TSA.

•
On October 30, 2019, the directors of the Company passed a resolution authorizing the filing of articles of amendment to create a third series of preferred shares, being, an unlimited number of Series C Preferred Shares and to provide for the rights, privileges, restrictions and conditions attaching thereto. On November 6, 2019, the Company filed Articles of Amendment to create the Series C Preferred Shares.

•
On October 30, 2019, the Company entered into a related party subscription agreement and issued 330,000 common shares of the Company at $1.07 per share to a vendor in exchange for the satisfaction of certain accounts payable. The aggregate amount of the obligations shall be reduced by the cash proceeds actually received by the vendor from the sale of the shares by the vendor.

•
On October 30, 2019, the Company entered into a letter of intent with O’Melveny & Myers LLP (“OMM”) to address the matter of $1.7 million of outstanding invoices, included in accounts payable at December 31, 2019, for legal services previously provided by OMM. The Company intends to issue a secured promissory note at the reduced amount of $1.1 million to OMM in satisfaction of such liabilities. As of December 31, 2019, no such promissory note has been issued.

•
On October 9, 2019, the Company entered into a subscription agreement and issued 149,500 common shares of the Company at $1.19 to a vendor in exchange for the satisfaction of certain accounts payable. The aggregate amount of the obligations shall be reduced by the cash proceeds actually received by the vendor from the sale of the shares by the vendor.

•
In August 2019, the Company entered into agreements with certain executives of the Company and the Company’s Board of Directors to extinguish certain accrued liabilities. The Company wrote off $1.7 million of outstanding liabilities and recorded a gain on forgiveness of liabilities, which is included in other income, net.

•
On August 15, 2019, the Company entered into a purchase agreement for a private placement to issue 251,823 common shares of the Company, of which 175,765 common shares have been issued, at a purchase price of $1.29 per share for gross proceeds received of $325,000. The Company used the proceeds from the offering for general corporate and working capital purposes.

•
On July 29, 2019, the Company completed a private placement and issued 240,000 common shares of the Company at a purchase price of $2.00 per share for gross proceeds of $480,000. The Company used the proceeds from the offering for general corporate and working capital purposes.

•
On July 8, 2019, the directors of the Company passed a resolution authorizing the filing of articles of amendment to create a second series of preferred shares, being, an unlimited number of Series B Preferred Shares and to provide for the rights, privileges, restrictions and conditions attaching thereto, and the Company filed Articles of Amendment to create the Series B Preferred Shares. The rights, privileges, restrictions and conditions attaching to the Series B Preferred Shares are substantially the same as the Series A Preferred Shares of the Company, save and except that the requirement for the Company to redeem all of the issued and outstanding Series A Preferred Shares on or before November 13, 2020 has been amended to provide that the Company shall only be required to redeem 1,000,000 Series B Preferred Shares on or before November 13, 2020 and any other outstanding Series B Preferred Shares may be redeemed at any time and from time to time after December 19, 2019 at the option of the Company.

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

Results of Operations
The following table sets forth certain financial data as a percentage of net revenue:

	Year Ended December 31,
	2019	2018
Revenue	100.0%	100.0%
Cost of revenue	66.8	81.4
Gross profit	33.2	18.6
Operating expenses:
Sales and marketing	32.8	37.4
Research and development	36.8	37.9
General and administrative	70.4	83.0
Impairment of acquired intangible assets	1.3	—
	141.3	158.3
Loss from operations	(108.1)	(139.7)
Interest expense	(6.3)	(0.8)
Other income, net	37.6	0.1
Net loss from continuing operations	(76.8)	(140.4)
Net loss from discontinued operations	—	(149.7)
Net loss	(76.8)%	(290.1)%
 A summary of the sales mix by product follows (in thousands):

	Year Ended December 31,
	2019	2018	Change
Disk systems	$3,086	$6,108	(49.5)%
Service	2,493	2,922	(14.7)%
Total	$5,579	$9,030	(38.2)%
We divide our worldwide sales into three geographical regions: Americas; APAC, consisting of Asia Pacific countries; and EMEA consisting of Europe, the Middle East and Africa.
The following table summarizes net revenue by geographic area (in thousands):

	Year Ended December 31,
	2019	2018	Change
Americas	$5,023	$8,044	(37.6)%
APAC	356	534	(33.3)%
EMEA	200	452	(55.8)%
Total	$5,579	$9,030	(38.2)%

Comparison of Years Ended December 31, 2019 and 2018
Revenue
We had revenue of $5.6 million during 2019 compared to $9.0 million during 2018. The $3.4 million decrease in net revenue is primarily a result of a decrease in product revenue of $3.0 million which $2.6 million was due to a decline in sales units for disk systems from the HVE product line, and a $0.4 million decrease in our Snap product line. In addition, there was a $0.4 million decrease in revenue related to service contracts. Overall, the decrease in revenue was primarily due to our limited liquidity which delayed shipments.
Gross Profit
Gross profit and margin were as follows (in thousands, unless otherwise noted):

	Year Ended December 31,
	2019	2018	Change
Gross profit	$1,854	$1,679	10.4%
Gross margin	33.2%	18.6%	14.6	pt
In 2019, the Company’s gross profit for product and margins increased due to the completion of the transition of its divestiture of Overland.
Operating Expenses
Sales and Marketing Expense
Sales and marketing expenses were $1.8 million and $3.4 million for the years ended December 31, 2019 and 2018. The decrease of $1.6 million was primarily due to a decrease of $1.3 million in employee and related expenses associated with a lower average headcount and a $0.4 million decrease in strategic marketing and outside contractor fees; offset by a $0.2 million increase in share-based compensation related to an accelerated vesting of an award.
Research and Development Expense
Research and development expenses were $2.1 million and $3.4 million for the years ended December 31, 2019 and 2018, respectively. The 2019 decrease of $1.3 million was primarily due to a decrease of $0.8 million in employee and related expenses associated with a lower average headcount and a $0.4 million decrease in amortization of intangible assets.
General and Administrative Expense
General and administrative expenses were $3.9 million and $7.5 million for the years ended December 31, 2019 and 2018, respectively. The 2019 decrease of $3.6 million was primarily due to a decrease of $3.1 million in legal and transaction costs primarily related to the share purchase agreement entered into in February 2018 and completed in November 2018, a decrease of $0.4 million in auditor and tax related fees and a decrease of $0.3 million in amortization of intangible assets; offset by a $0.2 million increase in provision for losses on accounts receivable.
Impairment of Acquired Intangible Assets
Impairment of acquired intangible assets were $70,000 and none for the years ended December 31, 2019 and 2018, respectively. In 2019, primarily as a result of the Company’s change in revenue projection for its Snap product line, it was determined the carrying value of indefinite-lived intangible assets exceeded its estimated fair value. In measuring fair value, the Company used a relief-from-royalty approach. The Company compared the indicated fair value to the carrying value of its indefinite-lived assets, and as a result of the analysis, an impairment charge of $70,000 was recorded to indefinite-lived trade names for the year ended December 31, 2019.

Non-Operating Expenses
Interest Expense
Interest expense was $0.4 million and $0.1 million for the years ended December 31, 2019 and 2018, respectively. The increase of $0.3 million was primarily related to $0.3 million of preferred share dividends.
Other Income, Net.
Other income, net, in 2019 and 2018 was $2.1 million of income, net, and minimal in 2018. In 2019, the Company entered into agreements with certain executives of the Company and the Company’s Board of Directors to extinguish certain accrued liabilities. The Company wrote off $1.7 million of outstanding liabilities and recorded a gain on forgiveness of liabilities. In addition, there was $0.6 million of payables written off.
Discontinued Operations
On November 13, 2018, we closed the Purchase Agreement related to our divestiture of Overland. In 2018, the financial results of Overland have been reflected in our consolidated statements of operations as discontinued operations. The Company’s 2018 statement of cash flows is presented on a combined basis, including continuing and discontinued operations.
Liquidity and Capital Resources
We have recurring losses from operations and a net working capital deficiency. Our primary source of cash flow is generated from sales of our disk automation systems. We have financed our operations through proceeds from private sales of equity securities and with borrowings under our line of credit. At December 31, 2019, we had cash from continuing operations of $0.1 million compared to cash of $0.3 million at December 31, 2018. As of December 31, 2019, we had a working capital deficit of $4.7 million, reflecting a decrease in current assets of $1.6 million and a decrease in current liabilities of $3.0 million compared to December 31, 2018. The decrease in current assets and liabilities was primarily related to a $0.8 million decrease in accounts receivable due to a decline in product sales, a $0.5 million reduction in inventory on hand, forgiveness of $2.3 million in liabilities and the conversion of $0.5 million of related party debt to Series C Preferred Shares. Cash management and preservation continue to be a top priority. We expect to incur negative operating cash flows as we work to increase our sales volume and maintain operational efficiencies.
Between April 7, 2020 and April 24, 2020, the Company converted $377,000 of convertible debentures and issued 580,580 common shares of the Company, of which 271,040 common shares were issued to related parties.
On April 9, 2020, the Company received loan proceeds in the amount of $667,400 (the “PPP Funds”) and entered into a loan agreement with City National Bank pursuant to the CARES Act. The CARES Act was established in order to enable small businesses to pay employees during the economic slowdown caused by COVID-19 by providing forgivable loans to qualifying businesses for up to 2.5 times their average monthly payroll costs. The amount borrowed by the Company under the CARES Act is eligible to be forgiven provided that (a) the Company uses the PPP Funds during the eight week period after receipt thereof, and (b) the PPP Funds are only used to cover payroll costs (including benefits), rent, mortgage interest, and utility costs. The amount of loan forgiveness will be reduced if, among other reasons, the Company does not maintain staffing or payroll levels. Principal and interest payments on any unforgiven portion of the PPP Funds (the “PPP Loan”) will be deferred for six months and will accrue interest at a fixed annual rate of 1.0% and carry a two year maturity date. There is no prepayment penalty on the CARES Act Loan.

On March 23, 2020, the Company entered into subscription agreements by and among the Company and the investors party thereto, including Torrington Financial Services Ltd (the “Advisor”), for the purchase and sale of 725 units (collectively, the “Units” and individually, a “Unit”) for aggregate gross proceeds of up to $725,000 (the “Offering”), with each Unit consisting of (a) a 6% convertible debenture in the principal amount of $1,000, which is convertible at $0.6495 per share into 1,540 common shares of the Company, and (b) a warrant to purchase 1,540 common shares of the Company exercisable at any time on or before the third year anniversary date at an exercise price of $0.60 per share. The warrant includes a provision restricting the warrant holder from exercising it if the aggregate number of common shares held by the warrant holder equals or exceeds 5.0% of the issued and outstanding shares of the Company, calculated on a partially converted basis (i.e., assuming the conversion of all rights to receive common shares of the Company held by the warrant holder). In connection with the Offering and as compensation for the Advisor’s services, the Company issued to the Advisor convertible debentures equal to $58,000 and convertible into 89,320 common shares and with other terms also substantially the same as the investors. The Company received cash proceeds of $575,000 from the Offering, and a participant of the offering, a related party, paid directly $150,000 to a financial consultant for a prepayment of future services to the Company. The Company intends to use the remaining proceeds from the Offering for general corporate and working capital purposes.
Management has projected that cash on hand will not be sufficient to allow the Company to continue operations beyond August 31, 2020 if we are unable to raise additional funding for operations. We expect our working capital needs to increase in the future as we continue to expand and enhance our operations. Our ability to raise additional funds through equity or debt financings or other sources may depend on the financial success of our current business and successful implementation of our key strategic initiatives, financial, economic and market conditions and other factors, some of which are beyond our control. No assurance can be given that we will be successful in raising the required capital at reasonable cost and at the required times, or at all. Further equity financings may have a dilutive effect on shareholders and any debt financing, if available, may require restrictions to be placed on our future financing and operating activities. If we require additional capital and are unsuccessful in raising that capital, we may not be able to continue our business operations and advance our growth initiatives, which could adversely impact our business, financial condition and results of operations.
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
As a result of our recurring losses from operations and negative cash flows, the report from our independent registered public accounting firm regarding our consolidated financial statements for the year ended December 31, 2019 includes an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern.
The following table shows a summary of our cash flows (used in) provided by operating activities, investing activities and financing activities (in thousands):

	Year Ended December 31,
	2019	2018
Net cash used in operating activities	$(1,813)	$(7,621)
Net cash provided by investing activities	$—	$944
Net cash provided by financing activities	$1,621	$2,444

The use of cash during 2019 was primarily a result of our net loss of $4.3 million offset by $0.1 million in non-cash items, which included $2.3 million in forgiveness of liabilities; off-set by share-based compensation, depreciation and amortization, preferred shares interest expense, provision for losses on accounts receivable, and impairment of acquired intangible assets.
During 2018, net cash provided by investing activities were primarily related proceeds from our divestiture.
During 2019, we received $0.7 million, from the issuance of common shares, $0.5 million from related party notes payable and $0.3 million, net, from our line of credit. During 2018, we received $1.9 million net, from the issuance of common shares, $0.5 million from the issuance of a related party note payable, $0.1 million from our line of credit, and $0.1 million from warrants exercised, offset by $0.2 million in payments to holders of related party debt.
Off-Balance Sheet Information
During the ordinary course of business, we may provide standby letters of credit to third parties as required for certain transactions initiated by us. As of December 31, 2019, we had no standby letters of credit outstanding.
Contractual Obligations
The following schedule summarizes our contractual obligations to make future payments at December 31, 2019 (in thousands):

Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	After 5 years
Line of credit	491	491	—	—	—
Purchase obligations(1)	47	47	—	—	—
Total contractual obligations	$538	$538	$—	$—	$—
________________

(1)
Represents purchase orders for inventory and non-inventory items entered into prior to December 31, 2019, with purchase dates extending beyond January 1, 2020. Some of these purchase obligations may be canceled.

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
Revenue Recognition
The Company accounts for revenue pursuant to ASU 2014-09, Revenue from Contracts with Customers and all the related amendments, (“Topic 606”). Under Topic 606, an entity is required to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services, and contract consideration will be recognized on a “sell-in basis” or when control of the purchased goods or services transfer to the distributor.

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
Recent Accounting Pronouncements
On January 1, 2019, we adopted ASU 2016-02, Leases (Topic 842) (“ASU 2016-02”), as amended. The update increases transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and requires disclosing key information about leasing arrangements. The update is effective for reporting periods beginning after December 15, 2018. The Company has no lease assets or liabilities on the balance sheet as of December 31, 2019.
On January 1, 2019, ASU No. 2018-07, ASU No. 2018-07, Compensation-Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting (“ASU 2018-07”). The update aligns measurement and classification guidance for share-based payments to nonemployees with the guidance applicable to employees. Under the new guidance, the measurement of equity-classified nonemployee awards will be fixed at the grant date. The update is effective for annual reporting periods, including interim periods, beginning after December 15, 2018, with early adoption permitted. The adoption of the new standard on January 1, 2019 did not have an effect on our financial position, results of operations or cash flows.
See Note 2 - Significant Accounting Policies for additional details.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk
Market risk represents the risk of loss that may impact our financial position, results of operations, or cash flows due to adverse changes in financial and commodity market prices and rates. We have limited exposed to market risk from changes in foreign currency exchange rates as measured against the U.S. dollar. These exposures are directly related to our normal operating and funding activities. Historically, we have not used derivative instruments or engaged in hedging activities.
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

Based on our evaluation under the framework in Internal Control-Integrated Framework, our Chief Executive Officer and Chief Financial Officer concluded that our internal control over financial reporting was effective as of December 31, 2019. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. In addition, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions and that the degree of compliance with the policies or procedures may deteriorate.
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
Changes in Internal Control over Financial Reporting
In November 2018, the Company discontinued the majority of its operations and disposed of Overland. Along with this change the Company; (i) replaced its chief executive officer, (ii) entered into a transition services agreement with Overland, under which, among other things, the chief financial officer of Overland is providing ongoing service to the Company as its interim chief financial officer, and (iii) engaged an accounting and advisory firm to supplement our internal resources related to preparation and review of our consolidated financial statements. Based on these changes, there were significant changes in our internal control over financial reporting during the year ended December 31, 2019.
Item 9B. Other Information
None.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
The following table sets forth the name, age, and position of our directors and executive officers as of May 6, 2020:

Name	Age	Director Since	Positions with our Company

Cheemin Bo-Linn(1)	66	April 17, 2017	Director, Chair of Audit Committee
Vivekanand Mahadevan(1)	66	December 1, 2014	Director, Chair of Nominating and Governance Committee
Duncan J. McEwan(1)	66	May 10, 2017	Director, Chair of Compensation Committee
Peter Tassiopoulos	51	March 7, 2014	Chief Executive Officer and Director
Kurt L. Kalbfleisch(2)	54	N/A	Senior Vice President, Chief Financial Officer and Secretary
Joseph L. O’Daniel	49	N/A	President
_______________

(1)	Member of Audit Committee, Compensation Committee and Nominating and Governance Committee.

(2)
Mr. Kalbfleisch has served as Senior Vice President and Chief Financial Officer of the Company since December 1, 2014, and is now serving in these positions in an interim role since the divestiture of Overland Storage, Inc. and its subsidiaries (“Overland”) on November 13, 2018 while the Company looks for his replacement. In November 2018, the Company entered into a transition services agreement with Overland, under which Mr. Kalbfleisch is providing ongoing services to the Company as its interim chief financial officer.

Each of the above-listed directors served in such capacities for all of fiscal 2019. There are no family relationships between any of our directors or executive officers, and there are no arrangements or understandings between any of the directors and any other person pursuant to which such director was or is selected as a director.
Dr. Cheemin Bo-Linn is the Chief Executive Officer and President of Peritus Partners Inc., analytics and valuation accelerator company, leading companies to next level growth, merger and acquisition (“M&A”) or IPO and has held this position since January 2013. From September 2010 to November 2012, she was Chief Marketing Officer and Chief Revenue Officer at NetLine Corporation, a global on-line multi-channel digital content network and mobile applications company. From July 2006 to August 2010, she was President of Peritus Partners Inc./BL Group. From June 1980 to June 2006, she held a number of senior executive roles including at IBM as Vice-President, and other roles with responsibilities ranging from strategy to finance, across storage, software, consumer products and consulting services. She presently serves as a member of the Board of Directors of BMC Stock Holdings Inc., a public company and leading manufacturer, distributor and e-commerce platform for diversified building materials and solutions. She was previously elected as Board of Director of multiple companies including Audit Chair of two public companies. She holds a Doctorate in Education focused on “Computer-based Management Information Systems and Organizational Change” from the University of Houston.
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

Audit Committee
We have a standing audit committee as defined in Section 3(a)(58)(A) of the Securities Exchange Act of 1934, as amended. The members of the Audit Committee are Cheemin Bo-Linn, Duncan J. McEwan and Vivekanand Mahadevan.
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
Overland Divestiture
As previously disclosed, in November 2018, the Company sold all of the issued and outstanding shares of capital stock of Overland. The Overland divestiture constituted a change in control as defined in each of the arrangements described under “Executive Compensation” below, and each of our named executive officers remained employed with us through the closing of the transaction. Accordingly, each named executive officer was entitled to the applicable payments and benefits under these arrangements.

Item 11. Executive Compensation
Summary Compensation Table
The following table summarizes the compensation earned during the fiscal years ended December 31, 2019 and 2018 by our current and former principal executive officers, and our other most highly compensated executive officers (referred to as our “named executive officers”).

Name and Principal Position	Year	Salary ($)	Share- based Awards ($)		Non-equity Incentive Plan Compensation ($)	All Other Compensation(1) ($)		Total Compensation ($)

Peter Tassiopoulos(2)	2019	233,083	—		—	4,744		237,827
Chief Executive Officer	2018	239,938	—		—	404,831	(3)	644,769
Kurt L. Kalbfleisch(4)	2019	—	—		—	—		—
Senior Vice President and Chief Financial Officer	2018	300,000	—		—	522,828	(5)	822,828
Joseph L. O’Daniel	2019	200,000	—		—	3,351		203,351
President	2018	200,000	181,284	(6)	—	11,856		393,140
_______________

(1)
The amounts shown in the “All Other Compensation” column reflect amounts we paid on each named executive officers’ behalf for health insurance and life insurance premiums and certain out-of-pocket medical expenses, unless otherwise footnoted.

(2)
The dollar amounts reported for Mr. Tassiopoulos in the above table are presented after conversion from Canadian dollars to U.S. dollars. For 2019 and 2018, the average U.S. dollar to Canadian dollar conversion rate in effect was 1.33 and 1.29, respectively.

(3)
This amount includes accrued severance and change of control benefits in the amount of $400,000 that may be payable to Mr. Tassiopoulos under the compensation arrangements described below as a result of the Overland divestiture. In August 2019, Mr. Tassiopoulos waived his entitlement to receive the change of control payment and agreed to restructure such payment entitlement on the terms set forth in his new employment agreement with the Company described below under “Executive Officer Compensation.”

(4)
Mr. Kalbfleisch received no compensation from the Company in 2019. Since the Overland divestiture in November 2018, Mr. Kalbfleisch serves as the Company’s Senior Vice President and Chief Financial Officer pursuant to a transition services agreement with Overland.

(5)
This amount includes certain expenses reimbursed by the Company for a vacation that Mr. Kalbfleisch was required to cancel during 2018 and an additional payment by the Company to cover his tax liabilities with respect to these reimbursed expenses. This amount also includes accrued severance and change of control benefits in the amount of $450,000 that may be payable to Mr. Kalbfleisch under the compensation arrangements described below as a result of the Overland divestiture. In August 2019, Mr. Kalbfleisch agreed to reduce his change of control benefit to $360,000 and agreed to restructure such payment entitlement on the terms set forth under a new change of control agreement with the Company described below under “Executive Officer Compensation.”

(6)	This is a restricted stock award which was granted on February 20, 2018 and was valued at $18.72 per share on the grant date (the closing market price for a share of our common stock on that date).

Outstanding Equity Awards at 2019 Fiscal Year-End
The following table provides information about the current holdings of option awards by our named executive officers at December 31, 2019. Our named executive officers did not hold any stock awards at December 31, 2019.

Name		Option-based Awards
	Grant Date	Number of Securities Underlying Unexercised Options (#)	Number of Securities Underlying Unexercised Options (#)	Option Exercise Price ($)		Option Expiration Date
		Exercisable	Unexercisable

Peter Tassiopoulos	9/16/2013	500	—	403.01	(1)	9/15/2023
Kurt L. Kalbfleisch	8/26/2015	500	—	542.00		8/26/2021
_______________

(1)
The exercise price reported for Mr. Tassiopoulos in the table above is presented after conversion from Canadian dollars to U.S. dollars based on an exchange rate of 1.33 Canadian dollars to one U.S. dollar, which is the average conversion rate in effect for 2019.

Executive Officer Compensation
Our executive compensation programs are determined by the Compensation Committee, within the scope of the authority delegated to it by our Board of Directors and subject to applicable law. The goals of our program are to attract and retain highly qualified and experienced executives and to provide compensation opportunities that are linked to corporate and individual performance. Decisions by the Compensation Committee on our executive compensation programs are subjective and the result of its business judgment, which is informed by the experiences of its members. The named executive officers do not have any role in determining their own compensation, although the Compensation Committee does consider the recommendations of the Chief Executive Officer in setting compensation levels for the named executive officers other than himself. The primary components of our executive compensation program are base salary, performance bonuses and long-term equity incentive awards. As described in more detail below, the Board approved certain changes to our executive compensation program in December 2017, including certain severance arrangements. As noted above, the benefits that may be payable under these arrangements in connection with the Overland divestiture have been under negotiation with the named executive officers.
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
Performance Bonuses. The Compensation Committee did not approve a bonus plan for fiscal 2019.
Long-Term Equity Incentive Awards. Long-term equity incentives are intended to align the named executive officers’ interests with those of our shareholders as the ultimate value of these awards depends on the value of the Company’s shares. The Company has historically granted equity awards in the form of stock options with an exercise price that is equal to the per-share closing price of our common shares on the grant date. In recent years, restricted stock units have also been granted as provided for under the Company’s 2015 Plan. The Compensation Committee believes that stock options are an effective vehicle for aligning the interests of our executives with those of our shareholders as the executive will only realize value on their options if the share price increases during the period between the grant date and the date the stock option is exercised. The stock options and restricted stock units function as a retention incentive for the named executive officers as they typically vest over a multi-year period following the date of grant. Restricted stock units, which are payable in our common shares, also link the interests of the award recipient with those of our shareholders as the potential value of the award is directly linked to the value of our common shares. The named executive officers’ outstanding and new equity awards are subject to accelerated vesting in certain circumstances under their agreements with the Company described below. There were no equity awards paid in fiscal 2019 and all outstanding equity awards are fully vested.
Employment, Severance and Change in Control Agreements
Peter Tassiopoulos. In December 2017, the Board approved certain compensation arrangements for Mr. Tassiopoulos. Pursuant to these arrangements, if Mr. Tassiopoulos’ employment continues through a change in control of the Company (or if his employment is terminated by the Company without cause or he resigns for good reason (as such terms are defined in the agreement) prior to the change in control), he will be entitled to receive a lump sum payment of $400,000, and his outstanding and unvested equity-based awards granted by the Company will fully accelerate.
As a result of the Overland divestiture, Mr. Tassiopoulos ceased to be employed as President of the Company on November 13, 2018, and as a result of such change of control transaction, he was entitled to receive payment in the amount of $400,000 from the Company (the “Change of Control Payment”). Mr. Tassiopoulos has served as the Company’s Chief Executive Officer since November 14, 2018. In August 2019, Mr. Tassiopoulos waived his entitlement to receive the Change of Control Payment and agreed to restructure such payment entitlement on the terms set forth in a new employment agreement with the Company. In August 2019, we entered into an employment agreement with Mr. Tassiopoulos (the “Employment Agreement”). The Employment Agreement provides for Mr. Tassiopoulos to earn an annual base salary of CAD$310,000, which has been his base salary since his appointment as Chief Executive Officer on November 14, 2018. Mr. Tassiopoulos will also be eligible to receive bonuses and to participate in the Company’s various stock and other retention compensation plans as determined by our board of directors. In addition, Mr. Tassiopoulos will be entitled to a financing bonus (the “M&A Payment”) equal to 3% of the total value of any transaction relating to the purchase of all of the shares or all or substantially all the assets of the Company that is completed during Mr. Tassiopoulos’ tenure with the Company and for a period of six months following his ceasing to be an executive of the Company, unless he is terminated by the Company for cause. The Employment Agreement also provides that if we terminate Mr. Tassiopoulos' employment without cause or for good reason (including a change in control of the Company), then we will be obligated to pay him the Change of Control Payment and the M&A Payment. In addition, the Company shall provide Mr. Tassiopoulos with any pro-rated bonus or other incentives as of the date of termination. These severance benefits shall be paid in a lump sum within 30 days of his termination. If we terminate his employment for good reason, all options or awards issued to Mr. Tassiopoulos shall automatically vest on the date of termination. The Employment Agreement has an indefinite term.
Kurt L. Kalbfleisch. In connection with the Overland divestiture, Mr. Kalbfleisch ceased to be an employee of the Company, but continued to serve as the Company’s Chief Financial Officer under a transition services agreement with Overland. As a result of the Overland divestiture, Mr. Kalbfleisch ceased to be employed as Chief Financial Officer of the Company on November 13, 2018, and as a result of such change of control transaction, he was entitled to receive payment in the amount of $360,000 (reduced from the original entitlement of $450,000), from the Company and certain other health benefits (the “COC Payment”) pursuant to an employment agreement with the Company in effect at the time of the Overland divestiture. In August 2019, we entered into a change of control agreement with Mr. Kalbfleisch (the “COC Agreement”) which provides that if Mr. Kalbfleisch is providing services to the Company at the time of a change of control of the Company, Mr. Kalbfleisch shall be entitled, in his sole discretion, to provide written notice to the Company at any time within 30 days of receiving written notice of such event, to receive the COC Payment. The COC Agreement also provides that if (i) the Company terminates Mr. Kalbfleisch’ s services without cause or Mr. Kalbfleisch terminates his services with the Company for good reason or (ii) Mr. Kalbfleisch becomes unable to provide services to the Company, either due to prolonged sickness, permanent disability or death, the Company shall pay Mr. Kalbfleisch the COC Payment.

Joseph L. O’Daniel. Mr. O’Daniel, who became our President in November 2018, is an at-will employee and his employment may be terminated by us for any reason, with or without notice. Mr. O’Daniel currently earns an annual salary of $200,000 per year and is eligible to receive an annual bonus based upon the achievement of financial and management objectives reasonably established by our Board of Directors or an authorized committee of our Board of Directors. As approved by the Board of Directors, his annual bonus target is 100% of the greater of $200,000 or his base salary as of the end of the applicable fiscal quarter or year in which the bonus is earned. Upon his joining us in January 2017, we entered into an offer letter with Mr. O’Daniel that provided for him to be paid a retention bonus in the amount of $700,442 if he continued employment with us through January 12, 2018. In February 2018, Mr. O’Daniel received an award of fully vested shares of our common stock valued at $181,284 in lieu of cash for a portion of the retention bonus. In September 2019, the Company and Mr. O’Daniel entered into a retention agreement (the “Retention Agreement”) with respect to the outstanding portion of the retention bonus (“Outstanding Retention Bonus”). Under the Retention Agreement, in the event of a change of control of the Company and provided no payment has been made under (i), (ii) or (iii) below, Mr. O’Daniel shall be entitled, in his sole discretion, to provide written notice to the Company at any time within 30 days of such event, to receive an amount equal to the Outstanding Retention Bonus. The Retention Agreement also provides that Mr. O’Daniel shall be entitled to the Outstanding Retention Bonus if (i) he becomes unable to provide services to the Company, either due to prolonged sickness, permanent disability or death, or (ii) the Company terminates him without cause, or (iii) he resigns his employment for good reason.
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
A total of 1,255,860 common shares are authorized for issuance with respect to awards granted under the 2015 Plan (not including shares subject to terminated awards under our Second Amended and Restated Stock Option Plan that become available for issuance under the 2015 Plan). In addition, the share limit will automatically increase on the first trading day in January of each calendar year during the term of the 2015 Plan by an amount equal to the lesser of (i) ten percent (10%) of the total number of common shares issued and outstanding on December 31 of the immediately preceding calendar year, or (ii) such number of common shares as may be established by the Board. Awards under the 2015 Plan may be in the form of incentive or nonqualified stock options, stock appreciation rights, stock bonuses, restricted stock, stock units and other forms of awards including cash awards. Awards under the plan generally will not be transferable other than by will or the laws of descent and distribution, except that the plan administrator may authorize certain transfers.
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

Compensation of Directors
The following table provides compensation information for the members of our Board of Directors during 2019 who were not employed by us or any of our subsidiaries (“non-employee directors”). Peter Tassiopoulos is a named executive officer who also served on the Board of Directors during 2019. The 2019 compensation information for Mr. Tassiopoulos is presented in the Summary Compensation Table above and he was not entitled to any additional compensation for his service on the Board during fiscal 2019.

Name	Fees Earned ($)	Stock Awards(1) ($)	All Other Compensation ($)	Total ($)

Cheemin Bo-Linn	50,000	—	—	50,000
Vivekanand Mahadevan	50,000	—	—	50,000
Duncan J. McEwan	40,000	—	—	40,000
_______________

(1)	At the end of fiscal 2019, our non-employee directors did not have any outstanding equity awards.
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
As of June 30, 2019, the Company owed our non-employee directors, an aggregate amount of $370,000 for directorship services (the “Outstanding Board Fees”). In August 2019, we entered into COC Agreements with each of our non-employee directors. The COC Agreements provide that in the event of a change of control of the Company and provided no payment has been made under (i) or (ii) below, the Board Member shall be entitled, in their sole discretion, to provide written notice to the Company at any time within 30 days of such event, to receive an amount equal to the Outstanding Board Fees due them. The COC Agreements also provide that the Board Member shall be entitled to the Outstanding Board Fees due them if (i) the Board Member becomes unable to serve on the board of directors of the Company, either due to prolonged sickness, permanent disability or death or (ii) is not reappointed as a member of the board at a duly convened meeting of its shareholders.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Equity Compensation Plan Information
The following table provides information about our equity compensation plans as of the last day of fiscal 2019, unless otherwise footnoted below. The Company maintains its 2012 Option Plan (“2012 Plan”), 2015 Performance Incentive Plan (“2015 Plan”), and 2015 Employee Stock Purchase Plan (“ESPP”), which have been approved by the Company’s shareholders. No new awards may be granted under the 2012 Plan.

Plan Category	(a) Number of Common Shares to be Issued Upon Exercise of Outstanding Options and Rights	(b) Weighted-average Exercise Price of Outstanding Options and Rights(1)	(c) Number of Common Shares Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Shares Reflected in Column (a))

Equity compensation plans approved by our shareholders(2)	2,685	$766.59	233,368
Equity compensation plans not approved by our shareholders(3)	20,713	—	—
Total	23,398		233,368
_________________

(1)	The weighted-average exercise prices do not reflect shares subject to outstanding awards of restricted stock units.

(2)
Of the aggregate number of shares that are to be issued upon exercise of outstanding options and rights as reported in column (c), 195,868 were available under the 2015 Plan and 37,500 were available under the ESPP. The 2015 Plan permits the granting of the following types of incentive awards: stock options, stock appreciation rights, restricted shares, and stock units.

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

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
The following table sets forth certain information with respect to the beneficial ownership of our common shares as of May 6, 2020 by each shareholder known to us to beneficially own more than 5% of our common shares, each director, and each executive officer named in the Summary Compensation table above, and all directors and executive officers of Sphere 3D as a group:

Beneficial Owner(1)	Number of Shares Beneficially Owned(2)		Percent(3)

Brian K. McWilliams	397,320	(4)	8.2%
105 Harrison Garden Boulevard, Suite GV105
Toronto, Ontario M2N 0C3
Peter Tassiopoulos	1,000	(5)	*
Kurt L. Kalbfleisch	18,885	(5)	*
Joseph L. O'Daniel	10,625		*
Cheemin Bo-Linn	4,544		*
Duncan J. McEwan	3,596		*
Vivekanand Mahadevan	3,185		*
Current directors and executive officers as a group (6 persons)	41,835	(6)	*
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

(3)
Calculated on the basis of 4,597,405 shares of common stock outstanding as of May 6, 2020, provided that any additional shares of common stock that a stockholder has the right to acquire within 60 days after May 6, 2020 are deemed to be outstanding for the purpose of calculating that stockholder’s percentage beneficial ownership.

(4)
These shares include 77,000 common shares and the right to acquire 89,320 common shares upon conversion of a debenture held by Torrington Financial Services Limited (“Torrington”) and 97,020 common shares and the right to acquire 133,980 common shares upon conversion of a debenture held by Lallande Poydras Investment Partnership (“Lallande”). Mr. McWilliam is the Chief Executive Officer and a Director of Torrington and a Managing Partner of Lallande and as such has investment and voting power over these shares. These shares do not include the right to acquire 77,000 shares upon the exercise of a warrant held by Torrington or the right to acquire 231,000 shares upon the exercise of a warrant held by Lallande because both warrants include a provision which prevents the warrant holder from exercising the warrant if the number of shares held by the warrant holder after exercise would equal or exceed 5% of the outstanding shares of the Company.

(5)	These shares include the right to acquire shares upon exercise of 500 stock options.

(6)	These shares include the right to acquire shares upon exercise of 1,000 stock options beneficially owned by our executive officers.

Item 13. Certain Relationships and Related Transactions, and Directors Independence
Share Purchase Agreement. On April 21, 2020, two investors, one of which was an investor of the below Offering, entered into share purchase agreements to acquire 330,000 common shares of the Company. As a result of this transaction, the investor participating in the Offering will hold enough common shares be classified as a related party of the Company. Originally, the common shares were held by a vendor of the Company subject to the October 2019 related party subscription agreement the Company entered into with such vendor and issued 330,000 common shares of the Company at $1.07 per share to the vendor in exchange for the satisfaction of certain accounts payable. In the second quarter of 2020, the aggregate amount of the obligations owed by the Company to the vendor were reduced by $157,000, the actual cash proceeds received by the vendor from the share purchase agreements.
Subscription Agreements. On March 23, 2020, the Company entered into subscription agreements by and among the Company and the investors party thereto, including the Advisor (defined below), for the purchase and sale of 725 units (collectively, the “Units” and individually, a “Unit”) for aggregate gross proceeds of up to $725,000 (the “Offering”), with each Unit consisting of (a) a 6% convertible debenture in the principal amount of $1,000, which is convertible at $0.6495 per share into 1,540 common shares of the Company, and (b) a warrant to purchase 1,540 common shares of the Company exercisable at any time on or before the third year anniversary date at an exercise price of $0.60 per share. The warrant includes a provision restricting the warrant holder from exercising it if the aggregate number of common shares held by the warrant holder equals or exceeds 5.0% of the issued and outstanding shares of the Company, calculated on a partially converted basis (i.e., assuming the conversion of all rights to receive common shares of the Company held by the warrant holder).
In connection with the Offering and as compensation for the Advisor’s services, the Company issued to the Advisor convertible debentures equal to $58,000 and convertible into 89,320 common shares and with other terms also substantially the same as the investors. The Company received cash proceeds of $575,000 from the Offering, and a participant of the offering, a related party, paid directly $150,000 to a financial consultant for a prepayment of future services to the Company. The Company intends to use the remaining proceeds from the Offering for general corporate and working capital purposes.
Between April 7, 2020 and April 24, 2020, the Company converted $377,000 of convertible debentures and issued 580,580 common shares of the Company, of which 271,040 common shares were issued to related parties.
Business Advisory Agreement. On February 13, 2020, the Company entered into a business advisory agreement with Torrington Financial Services Ltd (the “Advisor”), a financial adviser to the Company and a participant of the investors party thereto below Offering. As a result of the March 23, 2020 transaction, the Advisor and its related entities who participated in the Offering became a related party of the Company.
Related Party Conversion Agreement and Series C Preferred Shares. On October 31, 2019, the Company entered into a conversion agreement by and among the Company, HVE and Overland under which Overland agreed to convert the following debt, accrued payables and prepayment of future goods and services into 1,600,000 Series C Preferred Shares of the Company valued at $1.00 per share: (i) principal and accrued interest of $520,000 under the Secured Promissory Note dated November 13, 2018 by and among the Company, HVE and Overland; (ii) accrued fees of $632,000 under the Transition Service Agreement (“TSA”) dated November 13, 2018 by and among the Company and Overland; and (iii) prepayment of $448,000 for future goods and services under the TSA.
As of December 31, 2019, the TSA has a remaining prepaid balance of $345,000. Net expense incurred by the Company related to the TSA was approximately $525,000 and $149,000 for the years ended December 31, 2019 and 2018, respectively, and was included in continuing operations.
Related Party Subscription Agreement. In October 2019, the Company entered into a related party subscription agreement and issued 330,000 common shares of the Company at $1.07 per share to a vendor in exchange for the satisfaction of certain accounts payable. The aggregate amount of the obligations shall be reduced by the cash proceeds actually received by the vendor from the sale of the shares by the vendor.

Related Party Liability Forgiveness. In August 2019, the Company entered into agreements with certain executives of the Company and the Company’s Board of Directors to extinguish certain accrued liabilities. The Company wrote off $1.7 million of outstanding liabilities and recorded a gain on forgiveness of liabilities, which is included in other income, net.
Series B Preferred Shares. In July 2019, following the filing of the Articles of Amendment to create the Series B Preferred Shares, the Company entered into a share exchange agreement (the “Share Exchange Agreement”) with FBC Holdings SARL (“FBC Holdings”), a related party, to exchange 6,500,000 Series A Preferred Shares held by FBC Holdings for 6,500,000 Series B Preferred Shares. In July 2019, in connection with the Share Exchange Agreement, the Company entered into an amendment to the Exchange and Buy-Out Agreement by and among the Company, FBC Holdings, Silicon Valley Technology Partners, Inc. (“SVTP”) and MFV such that the rights and obligations under the Exchange and Buy-Out Agreement would apply to the Series B Preferred Shares in respect of which the Series A Preferred Shares were exchanged under the Share Exchange Agreement. In October 2019, FBC Holdings, as the sole shareholder of Series B Shares, irrevocably waived its entitlement to a mandatory redemption feature of the Series B Preferred Shares.
In August 2019, the Company issued 343,778 Series B Preferred Shares with a fair value of $343,778 to FBC Holdings in satisfaction of accrued dividends at such date. For the years ended December 31, 2019 and 2018, there was related party interest expense of $292,000 and $71,000, respectively, related to Series A Preferred Shares dividends.
The common shares issuable upon the conversion of the Series B Preferred Shares may constitute more than 20% of the common shares of the Company currently outstanding and may result in a change of control of the Company, and therefore the Company will seek shareholder approval for the issuance of all common shares issuable upon conversion of the Series B Preferred Shares; provided, however, that the Company shall not seek shareholder approval unless such approval would occur after the six-month anniversary of the initial issue date of the Preferred Shares. In the event shareholder approval is not obtained, FBC Holdings and its affiliates will not be entitled to convert such Series B Preferred Shares into common shares, but any unaffiliated transferee may convert all or any part of the Series B Preferred Shares held by such transferee into the number of fully paid and non-assessable common shares that is equal to the number of Series B Preferred Shares to be converted multiplied by the Conversion Rate in effect on the date of conversion; provided that, (x) after such conversion, the common shares issuable upon such conversion, together with all common shares held by such third party transferee that are or would be deemed to be aggregated under the rules of the Nasdaq Stock Market, in the aggregate would not exceed 19.9% of the total number of common shares of the Company then outstanding and (y) such conversion and issuance would not otherwise violate or cause the Company to violate the Company’s obligations under the rules or regulations of the Nasdaq Stock Market.
Related party note payable. In November 2018, the Company entered into a $500,000 note payable held by SVTP. The note payable bore an interest at a rate of 8.0% per annum. As discussed above, on October 31, 2019, the Company entered into a conversion agreement by and among the Company, HVE and Overland under which Overland agreed to convert the outstanding principal and accrued interest into Series C Preferred Shares of the Company. As of December 31, 2019, the outstanding debt balance was zero.

Related party unsecured notes payable. In January 2019, the Company entered into two unsecured notes payable, for an aggregate of $523,000 with two employees of the Company. Each of the notes payable bore interest at a rate of 2.0% per annum payable annually. For the year ended December 31, 2019, the Company issued 410,158 common shares with a value of $529,000 for the settlement of the outstanding notes and interest payable. At December 31, 2019, the notes payable balances were zero.
Purchase Agreement. In February 2018, the Company, Overland, and SVTP (formerly Silicon Valley Technology Partners LLC), a Delaware corporation established by Eric Kelly, the Company’s former Chief Executive Officer and Chairman of the Board of Directors, entered into a share purchase agreement (the “Purchase Agreement”). On November 13, 2018, pursuant the Purchase Agreement, the Company sold to SVTP all of the issued and outstanding shares of capital stock of Overland in consideration for (i) the issuance to the Company from SVTP shares of Series A Preferred Stock (“SVTP Preferred Shares”) representing 19.9% of the outstanding shares of capital stock of SVTP as of the closing with a value of $2.1 million, (ii) the release of the Company from outstanding debt obligations totaling $41.7 million assumed by SVTP, and (iii) $1.0 million in cash proceeds from SVTP. In connection with the closing of the Purchase Agreement, the Company entered into a Conversion Agreement, by and between the Company and FBC Holdings, pursuant to which $6.5 million of the Company’s outstanding secured debt was converted into 6,500,000 Series A Preferred Shares.
Exchange and Buyout Agreement. In November 2018, in connection with the divestiture of Overland, the Company the entered into an Exchange and Buy-Out Agreement (the “Exchange Agreement”), between the Company, FBC Holdings, SVTP, and MFV. Under the terms of the Exchange Agreement, (i) the Company granted FBC Holdings the right to exchange up to 2,500,000 of the Company’s Preferred Shares held by FBC Holdings for up to all of the SVTP Preferred Shares held by the Company (the “Exchange Right”), with such Exchange Right expiring within two years of the November 2018 closing, and (ii) MFV and SVTP have the right to purchase up to 2,120,301 of the SVTP Series A Preferred Shares held by FBC Holdings plus up to 2,500,000 Preferred Shares held by FBC Holdings (or, following exercise of the Exchange Right by FBC Holdings, the SVTP shares held by FBC Holdings) (the “Buy-out Right”), with such Buy-out Right expiring within one year of the November 2018 closing. The Buy-out Right was not exercised before the November 2019 expiration.
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
Registered Direct Offering and Concurrent Private Placement. In March 2018, the Company entered into warrant exchange agreements, in a privately negotiated exchange under Section 4(a)(2) of the Securities Act of 1933, as amended, pursuant to which the Company issued 178,875 common shares in exchange for the surrender and cancellation of the Company’s outstanding March 24, 2017 warrants (the “Exchange”). Immediately after the Exchange, the previously issued warrants became null and void. A related party participated in the Exchange by acquiring 37,500 common shares in exchange for the cancellation of a warrant to purchase 34,091 common shares.

Related Party Secured Note. In April 2016, the Company modified its secured note with FBC Holdings, pursuant to which the holder made an additional advance and principal amount under the secured note amount was increased to $24.5 million. The secured note had a 8.0% simple annual interest rate. The obligations under the secured note were secured by substantially all assets of the Company. On November 13, 2018, in connection with the closing of the Purchase Agreement, the Company entered into a Conversion and Royalty Agreement, by and among the Company, SVTP and FBC Holdings pursuant to which, among other things, SVTP assumed the obligations and liabilities of the Company with regard to $19.0 million of the secured note, including accrued interest expense, and effective upon the execution of such Conversion and Royalty Agreement, the Company and its subsidiaries were automatically released as obligors and guarantors under the secured note. Further, in connection with the closing, the Company entered into a Conversion Agreement, by and between the Company and FBC Holdings, pursuant to which the remaining $6.5 million of the Company’s secured debt was converted into 6,500,000 Series A Preferred Shares, subsequently converted in 2019 to 6,500,000 Series B Preferred Shares.
For the year ended December 31, 2018, we issued 219,434 common shares for the settlement of fees associated with 2018 amendments to the loan and accrued interest expense. For the year ended December 31, 2018, interest expense, including amortization of debt costs, on the convertible note was $2.5 million and is included on the statements of operations in net loss from discontinued operations.
Related Party Debt. In December 2017, the Company entered into a $2.0 million subordinated promissory note with MFV. The promissory note had a 12.5% simple annual interest rate. On November 13, 2018, pursuant to the Purchase Agreement, the promissory note balance of $2.3 million, including interest paid in kind, was assumed by SVTP. For the year ended December 31, 2018, interest expense, including amortization of debt costs, on the related party promissory note was $0.3 million and is included on the statements of operations in net loss from discontinued operations.
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
Director Independence
The Board has determined that the following current directors are independent within the meaning of NI 58-101 and NI 52-110 and NASDAQ Marketplace Rule 5605(a)(2): Cheemin Bo-Linn, Vivekanand Mahadevan and Duncan J. McEwan. The Board has determined that Peter Tassiopoulos is not independent because of his position as Chief Executive Officer of the Company. As a result, the Board is currently comprised of three independent directors and a majority of independent directors.

Item 14. Principal Accounting Fees and Services
The aggregate fees incurred by the Company’s current external auditor, Smythe LLP, in each of the last two years for audit and other fees are as follows (in thousands):

	2019	2018

Audit fees(1)	$23	$—
Audit related fees(2)	—	—
Tax fees(3)	—	—
All other fees(4)	—	—
	$23	$—
___________________

(1)
Audit fees consist of fees billed for professional services rendered in connection with the audit of our annual consolidated financial statements, which were provided in connection with statutory and regulatory filings or engagements. In 2019, the primary auditor changed from Moss Adams LLP to Smythe LLP.

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
The aggregate fees incurred by the Company’s predecessor external auditor, Moss Adams LLP, in each of the last two years for audit and other fees are as follows (in thousands):

	2019	2018

Audit fees(1)	$32	$482
Audit related fees(2)	1	46
Tax fees(3)	—	30
All other fees(4)	—	—
	$33	$558
___________________

(1)
Audit fees consist of fees billed for professional services rendered in connection with the audit of our annual consolidated financial statements, which were provided in connection with statutory and regulatory filings or engagements. In 2019, the primary auditor changed from Moss Adams LLP to Smythe LLP.

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

Pre-Approval Policies and Procedures
The Audit Committee has the authority to pre-approve all non-audit services to be provided to the Company by its independent auditor. All services provided by Smythe LLP during the year 2019 and Moss Adams LLP during the years 2019 and 2018, were pre-approved by the Audit Committee.

PART IV
Item 15. Exhibits, Financial Statements Schedules
(a) Documents filed as part of this report.
(1) Financial Statements.
(2) Financial Statement Schedules.
Schedules not listed above have been omitted because they are not applicable or are not required or the information required to be set forth therein is included in the consolidated financial statements or notes thereto.
(3) Exhibits.
List of Exhibits required by Item 601 of Regulation S-K. See part (b) below.

(b) Exhibits.

Exhibit		Filed	Incorporated by Reference
Number	Description	Herewith	Form	File No.	Date Filed

1.1	Underwriting Agreement, dated April 13, 2018 by and among the Company and the several underwriters named in Schedule I thereto		8-K	001-36532	4/17/2018

2.1*	Share Purchase Agreement dated February 20, 2018 between Sphere 3D Corp., Overland Storage, Inc., and Silicon Valley Technology Partners LLC		8-K	001-36532	2/21/2018

2.2	Amendment to Share Purchase Agreement, by and among Sphere 3D Corp., Overland Storage, Inc., and Silicon Valley Technology Partners, Inc., dated as of August 21, 2018		8-K	001-36532	8/21/2018

2.3	Second Amendment to Share Purchase Agreement, by and among Sphere 3D Corp., Overland Storage, Inc., and Silicon Valley Technology Partners, Inc., dated as of November 1, 2018		8-K	001-36532	11/2/2018

3.1	Certificate and Articles of Amalgamation		6-K	001-36532	3/25/2015

3.2	Certificate of Amendment to the Articles of Amalgamation of the Company		6-K	001-36532	7/17/2017

3.3	Certificate of Amendment to the Articles of Amalgamation of the Company		8-K	001-36532	10/2/2018

3.4	Certificate of Amendment to the Articles of Amalgamation of the Company		8-K	001-36532	11/5/2018

3.5	Certificate of Amendment to the Articles of Amalgamation of the Company		8-K	001-36532	11/14/2018

3.6	Certificate of Amendment to the Articles of Amalgamation of the Company		8-K	001-36532	7/12/2019

3.7	Certificate of Amendment to the Articles of Amalgamation of the Company		8-K	001-36532	11/8/2019

3.8	Certificate of Amendment to the Articles of Amalgamation of the Company		8-K	001-36532	5/8/2020

3.9	By-Law No. 1, as Amended		6-K	001-36532	7/17/2017

3.10	By-Law No. 2		6-K	001-36532	5/12/2017

4.1	Specimen certificate evidencing Common Shares		F-3	333-210735	4/13/2016

4.2	Form of Warrant		6-K	001-36532	6/2/2015

4.3	Form of Warrant		6-K	001-36532	8/15/2017

4.4	Form of Warrant		8-K	001-36532	4/17/2018

4.5	Form of Warrant		8-K	001-36532	3/27/2020

4.6	Form of Debenture		8-K	001-36532	3/27/2020

4.7	Form of Warrant		8-K	001-36532	5/4/2020

Exhibit		Filed	Incorporated by Reference
Number	Description	Herewith	Form	File No.	Date Filed
4.8	Registered Securities	X

10.1	Form of Purchase Agreement		8-K	001-36532	5/14/2019

10.2	Form of Purchase Agreement		8-K	001-36532	8/21/2019

10.3	Form of Subscription Agreement		10-Q	001-36532	11/14/2019

10.4	Conversion Agreement, dated November 13, 2018, by and between Sphere 3D Corp. and FBC Holdings SARL		8-K	001-36532	11/14/2018

10.5	Conversion and Royalty Agreement, dated November 13, 2018, by and among, Sphere 3D Corp., FBC Holdings SARL and Silicon Valley Technology Partners, Inc.		8-K	001-36532	11/14/2018

10.6	Share Exchange and Buy-Out Agreement, dated November 13, 2018, by and among Sphere 3D Corp., FBC Holdings SARL, MF Ventures LLC.		8-K	001-36532	11/14/2018

10.7	Security and Pledge Agreement, dated November 13, 2018, by and between Sphere 3D Corp. and FBC Holdings SARL		8-K	001-36532	11/14/2018

10.8	Form of Conversion of Debt Agreement dated August 15, 2019 between Sphere 3D Corp., Chris Cunningham and Eric Cunningham		10-Q	001-36532	11/14/2019

10.9	Promissory Note and Security Agreement dated December 19, 2018 between HVE Inc., a subsidiary of Sphere 3D Corp., and Citizens National Bank of Texas		10-K	001-36532	4/1/2019

10.10	Debt Modification Agreement dated July 2, 2019 between between HVE Inc., a subsidiary of Sphere 3D Corp., and Citizens National Bank of Texas		10-Q	001-36532	8/14/2019

10.11	Pledge Agreement dated November 13, 2018 by and among Sphere 3D and Overland Storage, Inc.		8-K	001-36532	11/14/2018

10.12	Share Exchange Agreement between FBC Holdings SARL and Sphere 3D Corp. dated July 12, 2019		8-K	001-36532	7/12/2019

10.13	Amendment to the Share Exchange and Buyout Agreement by and among Sphere 3D Corp., FBC Holdings SARL, Silicon Valley Technology Partners Inc. and MF Ventures LLC dated July 12, 2019		8-K	001-36532	7/12/2019

10.14	Transition Services Agreement dated November 13, 2018 between the Company and Overland Storage, Inc.		10-K	001-36532	4/1/2019

10.15	Conversion Agreement between Sphere 3D Corp., HVE Inc. and Overland Storage, Inc. dated October 31, 2019		10-Q	001-36532	11/14/2019

10.16	Plano, Texas Lease Agreement dated March 25, 2016 between Unified ConneXions, Inc. and Prologis TLF (Dallas), LLC		10-K	001-36532	3/21/2018

10.17	Sphere 3D Second Amended and Restated Stock Option Plan		F-4	333-197569	7/23/2014

10.18	Sphere 3D Corp. 2015 Performance Incentive Plan, as amended		10-Q	001-36532	5/15/2019

10.19	Form of Inducement Restricted Stock Unit Agreement		S-8	333-209251	2/1/2016

Exhibit		Filed	Incorporated by Reference
Number	Description	Herewith	Form	File No.	Date Filed

10.20	Form of Executive Inducement Restricted Stock Unit Agreement		S-8	333-209251	2/1/2016

10.21+	Form of Executive Stock Option Agreement		10-K	001-36532	3/21/2018

10.22	Sphere 3D Corp. Employee Stock Purchase Plan, as amended		S-8	333-205236	1/29/2018

10.23+	Amended and Restated Employment Agreement between Sphere 3D Corp. and Kurt Kalbfleisch dated December 18, 2017		10-K	001-36532	3/21/2018

10.24+	Retention Agreement between Sphere 3D Corp. and Peter Tassiopoulos dated December 18, 2017		10-K	001-36532	3/21/2018

10.25+	Offer of Employment Letter between Sphere 3D Corp. and Joseph O’Daniel dated January 25, 2017		10-K	001-36532	4/1/2019

10.26	Form of Officer and Director Indemnity Agreement		10-K	001-36532	4/1/2019

10.27+	Employment Agreement between Sphere 3D Corp. and Peter Tassiopoulos dated August 15, 2019		8-K	001-36532	8/21/2019

10.28+	Amended and Restated Retention Agreement between Sphere 3D Corp. and Joseph O’Daniel dated September 15, 2019		10-Q	001-36532	11/14/2019

10.29+	Form of Change of Control Agreement between Sphere 3D Corp. and Cheemin Bo-Linn, Vic Mahadevan and Duncan McEwan dated August 15, 2019		10-Q	001-36532	11/14/2019

10.30+	Change of Control Agreement between the Company and Kurt Kalbfleisch dated August 15, 2019		10-Q	001-36532	11/14/2019

10.31	Form of Subscription Agreement		8-K	001-36532	3/27/2020

10.32	Extension Letter dated March 3, 2020 between between HVE Inc., a subsidiary of Sphere 3D Corp., and Citizens National Bank of Texas	X

10.33	Business Advisory Agreement between Sphere 3D Corp. and Torrington Financial Services Ltd. dated February 13, 2020	X

10.34	Letter dated October 31, 2019 to Sphere 3D Corp. from FBC SARL Regarding Series B Preferred Shares	X

10.35	U.S. Small Business Administration Note dated April 9, 2020 between the Company and Citizens National Bank of Texas	X

10.36	Form of Purchase Agreement		8-K	001-36532	5/4/2020

14.1	Code of Business Conduct and Ethics Policy		6-K	001-36532	4/1/2015

16.1	Letter of Moss Adams LLP		8-K	001-36532	7/31/2019

21.1	Subsidiaries of Registrant	X

23.1	Consent of Independent Registered Public Accounting Firm	X

23.2	Consent of Independent Registered Public Accounting Firm	X

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

Exhibit		Filed	Incorporated by Reference
Number	Description	Herewith	Form	File No.	Date Filed

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

101.INS	XBRL Instance Document	X

101.SCH	XBRL Taxonomy Extension Schema	X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase	X

101.DEF	XBRL Taxonomy Extension Definition Linkbase	X

101.LAB	XBRL Taxonomy Extension Label Linkbase	X

101.PRE	XBRL Taxonomy Presentation Linkbase	X
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
Date:   May 13, 2020
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

Signature	Title	Date

/s/ PETER TASSIOPOULOS	Chief Executive Officer (Principal Executive Officer)	May 13, 2020
Peter Tassiopoulos

/s/ KURT L. KALBFLEISCH	Chief Financial Officer (Principal Financial and Accounting Officer)	May 13, 2020
Kurt L. Kalbfleisch

/s/ CHEEMIN BO-LINN	Director	May 13, 2020
Cheemin Bo-Linn

/s/ VIVEKANAND MAHADEVAN	Director	May 13, 2020
Vivekanand Mahadevan

/s/ DUNCAN J. MCEWAN	Director	May 13, 2020
Duncan McEwan

Report of Independent Registered Public Accounting Firm
To the Shareholders and the Board of Directors of
Sphere 3D Corp.
Opinion on the Financial Statements
We have audited the accompanying consolidated financial statements of Sphere 3D Corp. (the “Company”) which comprise the consolidated balance sheet as of December 31, 2019, and the related consolidated statements of operations, comprehensive loss, cash flows, and shareholders’ equity (deficit) for the year then ended, and the related notes (collectively referred to as the “consolidated financial statements”).
In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as at December 31, 2019, and the consolidated results of its operations and its consolidated cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.
Material Uncertainty Related to Going Concern
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
Other Matter
The consolidated financial statements of the Company for the year ended December 31, 2018 were audited by another auditor who expressed an unmodified opinion on those consolidated financial statements on March 29, 2019.
Change in Accounting Principle
As discussed in Note 2 to the consolidated financial statements, the Company has changed its method of accounting for leases and share-based compensation effective January 1, 2019 due to adoption of Accounting Standards Codification 2016-02 (Topic 842) Leases and Accounting Standards Codification 2018-07 (Topic 718) Compensation - Stock Compensation: Improvement to Nonemployee Share-Based Payment Accounting.
Basis for Opinion
These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures to respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audit provides a reasonable basis for our opinion.
Management’s Responsibility for the Consolidated Financial Statements
Management is responsible for the preparation and fair presentation of these consolidated financial statements in accordance with United States of America generally accepted accounting principles, and for such internal control as management determines is necessary to enable the preparation of consolidated financial statements that are free from material misstatement, whether due to fraud or error.
Auditors’ Responsibility for the Consolidated Financial Statements
Our responsibility is to express an opinion on these consolidated financial statements based on our audit. We conducted our audit in accordance with Canadian generally accepted auditing standards and the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. Those standards also require that we comply with ethical requirements, including independence. We are required to be independent with respect to the Company in accordance with the ethical requirements that are relevant to our audit of the consolidated financial statements in Canada, the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB. We are a public accounting firm registered with the PCAOB.
An audit includes performing procedures to assess the risks of material misstatements of the consolidated financial statements, whether due to error or fraud, and performing procedures to respond to those risks. Such procedures included obtaining and examining, on a test basis, audit evidence regarding the amounts and disclosures in the consolidated financial statements. The procedures selected depend on our judgment, including the assessment of the risks of material misstatement of the consolidated financial statements, whether due to fraud or error. In making those risk assessments, we consider internal control relevant to the entity’s preparation and fair presentation of the consolidated financial statements in order to design audit procedures that are appropriate in the circumstances.
An audit also includes evaluating the appropriateness of accounting policies and principles used and the reasonableness of accounting estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements.
We believe that the audit evidence we have obtained in our audits is sufficient and appropriate to provide a reasonable basis for our audit opinion.
/s/ Smythe LLP
Chartered Professional Accountants
Vancouver, Canada
May 13, 2020
We have served as the Company’s auditor since 2019.

Report of Independent Registered Public Accounting Firm
To the Shareholders and the Board of Directors of
Sphere 3D Corp.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheet of Sphere 3D Corp. (the “Company”) as of December 31, 2018, the related consolidated statement of operations, comprehensive loss, cash flows, and shareholders’ deficit for the year then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2018, and the consolidated results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.
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
Emphasis of a Matter
As discussed in Notes 1 and 3 to the consolidated financial statements, on November 13, 2018, the Company completed a transaction resulting in the disposition of its formerly wholly owned subsidiary, Overland Storage, Inc. The operating results for the year ended December 31, 2018, of Overland Storage, Inc. have been presented as discontinued operations in the accompanying consolidated financial statements.
Basis for Opinion
These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures to respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audit provides a reasonable basis for our opinion.
/s/ Moss Adams LLP
San Diego, California
March 29, 2019
We served as the Company’s auditor from 2015 to 2019.

Sphere 3D Corp.
Consolidated Balance Sheets
(in thousands of U.S. dollars, except shares)

	December 31, 2019	December 31, 2018
Assets
Current assets:
Cash and cash equivalents	$149	$341
Accounts receivable, net	369	1,142
Inventories	753	1,230
Other current assets	670	784
Total current assets	1,941	3,497
Investment in affiliate	2,100	2,100
Property and equipment, net	2	6
Intangible assets, net	2,301	3,348
Goodwill	1,385	1,385
Other assets	677	950
Total assets	$8,406	$11,286
Liabilities and Shareholders’ Equity (Deficit)
Current liabilities:
Accounts payable	$4,113	$4,600
Accrued liabilities	475	1,711
Accrued payroll and employee compensation	340	1,717
Deferred revenue	1,069	988
Debt, related party	—	500
Line of credit	491	100
Other current liabilities	158	23
Total current liabilities	6,646	9,639
Series A redeemable preferred shares	—	6,571
Deferred revenue, long-term	485	667
Deferred income taxes	16	16
Other non-current liabilities	19	—
Total liabilities	7,166	16,893
Commitments and contingencies (Note 15)
Shareholders’ equity (deficit):
Series B preferred shares, no par value, unlimited shares authorized, 6,843,778 and 0 shares issued and outstanding at December 31, 2019 and December 31, 2018, respectively	6,844	—
Series C preferred shares, no par value, unlimited shares authorized, 1,600,000 and 0 shares issued and outstanding at December 31, 2019 and December 31, 2018, respectively	1,600	—
Common shares, no par value; 3,850,105 and 2,219,141 shares issued and outstanding as of December 31, 2019 and 2018, respectively	186,161	183,524
Accumulated other comprehensive loss	(1,769)	(1,816)
Accumulated deficit	(191,596)	(187,315)
Total shareholders’ equity (deficit)	1,240	(5,607)
Total liabilities and shareholders’ equity (deficit)	$8,406	$11,286
See accompanying notes to consolidated financial statements.

Sphere 3D Corp.
Consolidated Statements of Operations
(in thousands of U.S. dollars, except share and per share amounts)

	Year Ended December 31,
	2019	2018
Revenue	$5,579	$9,030
Cost of revenue	3,725	7,351
Gross profit	1,854	1,679
Operating expenses:
Sales and marketing	1,831	3,375
Research and development	2,052	3,425
General and administrative	3,925	7,499
Impairment of acquired intangible assets	70	—
	7,878	14,299
Loss from operations	(6,024)	(12,620)
Other income (expense):
Interest expense, related party	(331)	(76)
Interest expense	(22)	—
Other income, net	2,096	10
Net loss from continuing operations	(4,281)	(12,686)
Net loss from discontinued operations	—	(13,522)
Net loss	$(4,281)	$(26,208)
Net loss per share:
Continuing operations	$(1.59)	$(7.65)
Discontinued operations	—	(8.15)
Net loss per share basic and diluted	$(1.59)	$(15.80)
Shares used in computing net loss per share:
Basic and diluted	2,692,510	1,658,862
See accompanying notes to consolidated financial statements.

Sphere 3D Corp.
Consolidated Statements of Comprehensive Loss
(in thousands of U.S. dollars)

	Year Ended December 31,
	2019	2018
Net loss	$(4,281)	$(26,208)
Other comprehensive income:
Foreign currency translation adjustment	47	34
Foreign currency reclassification to discontinued operations	—	131
Total other comprehensive income	47	165
Comprehensive loss	$(4,234)	$(26,043)
See accompanying notes to consolidated financial statements.

Sphere 3D Corp.
Consolidated Statements of Cash Flows
(in thousands of U.S. dollars)

	Year Ended December 31,
	2019	2018
Operating activities:
Net loss	$(4,281)	$(26,208)
Adjustments to reconcile net loss to cash used in operating activities:
Forgiveness of related party liabilities	(1,745)	—
Forgiveness of liabilities	(551)	—
Loss on disposal of discontinued operations	—	4,281
Impairment of acquired intangible assets	70	—
Depreciation and amortization	1,030	3,857
Share-based compensation	637	1,637
Preferred shares interest expense, related party	291	—
Provision for losses on accounts receivable	187	88
Revaluation of subscription agreements	158	—
Amortization of debt issuance costs	—	1,532
Fair value adjustment of warrants	—	(259)
Payment in-kind interest expense, related party	—	875
Changes in operating assets and liabilities:
Accounts receivable	773	2,867
Inventories	477	645
Accounts payable and accrued liabilities	317	7,076
Accrued payroll and employee compensation	182	(933)
Deferred revenue	(102)	(1,221)
Other assets and liabilities, net	744	(1,858)
Net cash used in operating activities	(1,813)	(7,621)
Investing activities:
Proceeds from divestiture	—	1,000
Purchase of property and equipment	—	(56)
Net cash provided by investing activities	—	944
Financing activities:
Proceeds from issuance of common shares and warrants	707	2,310
Proceeds from debt, related party	523	500
Proceeds from line of credit	391	100
Payment for issuance costs	—	(421)
Payments on debt, related party	—	(192)
Proceeds from exercise of outstanding warrants	—	147
Net cash provided by financing activities	1,621	2,444
Effect of exchange rate changes on cash	—	(24)
Net decrease in cash and cash equivalents	(192)	(4,257)
Cash and cash equivalents, beginning of year	341	4,598
Cash and cash equivalents, end of year	$149	$341

Sphere 3D Corp.
Consolidated Statements of Cash Flows (continued)
(in thousands of U.S. dollars)

	Year Ended December 31,
	2019	2018
Supplemental disclosures of cash flow information:
Cash paid for income taxes	$—	$1,102
Cash paid for interest	$39	$762
Supplemental disclosures of non-cash investing and financing activities:
Conversion of related party accrued interest to Series B preferred shares	$344	$—
Conversion of related party liabilities to Series C preferred shares	$1,152	$—
Issuance of Series C preferred shares for prepayment of services	$448	$—
Issuance of common shares for settlement of liabilities	$764	$2,160
Issuance of common shares for related party liabilities	$529	$1,393
Conversion of secured debt to Series A redeemable preferred shares	$—	$6,500
Costs accrued for issuance of common shares	$—	$174

See accompanying notes to consolidated financial statements.

Sphere 3D Corp.
Consolidated Statements of Shareholders’ Equity (Deficit)
(in thousands of U.S. dollars, except shares)

	Common Shares		Preferred Shares		Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Shareholders' Equity (Deficit)
	Shares	Amount	Shares	Amount
Balance at January 1, 2018	889,461	$173,871	—	$—	$(1,981)	$(161,427)	$10,463
Adjustment to beginning retained earnings	—	—	—	—	—	320	320
Issuance of common shares and warrants for cash, net	492,600	2,097	—	—	—	—	2,097
Issuance of common shares for settlement of related party interest expense	219,434	1,393	—	—	—	—	1,393
Exercise of warrants	26,250	147	—	—	—	—	147
Issuance of common shares for warrant exchange	178,875	1,364	—	—	—	—	1,364
Issuance of common shares pursuant to the vesting of restricted stock units	71,579	—	—	—	—	—	—
Issuance of restricted stock awards	340,942	2,160	—	—	—	—	2,160
Share-based compensation	—	2,492	—	—	—	—	2,492
Other comprehensive income	—	—	—	—	165	—	165
Net loss	—	—	—	—	—	(26,208)	(26,208)
Balance at December 31, 2018	2,219,141	183,524	—	—	(1,816)	(187,315)	(5,607)
Issuance of subscription agreements for payment of liabilities	479,500	531	—	—	—	—	531
Issuance of common shares for cash	415,765	707	—	—	—	—	707
Issuance of common shares for settlement of related party debt and interest expense	410,158	529	—	—	—	—	529
Issuance of Series B preferred shares	—	—	6,500,000	6,500	—	—	6,500
Issuance of Series C preferred shares	—	—	1,600,000	1,600	—	—	1,600
Issuance of preferred shares dividends	—	—	343,778	344	—	—	344
Issuance of common shares pursuant to the vesting of restricted stock units	131,541	—	—	—	—	—	—
Issuance of restricted stock awards	194,000	233	—	—	—	—	233
Share-based compensation	—	637	—	—	—	—	637
Other comprehensive income	—	—	—	—	47	—	47
Net loss	—	—	—	—	—	(4,281)	(4,281)
Balance at December 31, 2019	3,850,105	$186,161	8,443,778	$8,444	$(1,769)	$(191,596)	$1,240
See accompanying notes to consolidated financial statements.

Sphere 3D Corp.
Notes to Consolidated Financial Statements

1.	Organization and Business
Sphere 3D Corp. (the “Company”) was incorporated under the Business Corporations Act (Ontario) on May 2, 2007 as T.B. Mining Ventures Inc. On March 24, 2015, the Company completed a short-form amalgamation with a wholly-owned subsidiary. In connection with the short-form amalgamation, the Company changed its name to “Sphere 3D Corp.”
The Company delivers data management and desktop and application virtualization solutions through hybrid cloud, cloud and on premise implementations by its global reseller network. The Company achieves this through a combination of containerized applications, virtual desktops, virtual storage and physical hyper-converged platforms. The Company’s products allow organizations to deploy a combination of public, private or hybrid cloud strategies while backing them up with the latest storage solutions. The Company has a portfolio of brands including SnapCLOUD®, SnapServer®, SnapSync®, HVE, and V3®.
In February 2018, the Company, Overland Storage, Inc., a California corporation and a wholly owned subsidiary of the Company at such time (“Overland”), and Silicon Valley Technology Partners, Inc. (formerly Silicon Valley Technology Partners LLC) (“SVTP”), a Delaware corporation established by Eric Kelly, the Company’s former Chief Executive Officer and Chairman of the Board of Directors, entered into a share purchase agreement (as amended by that certain First Amendment to Share Purchase Agreement dated August 21, 2018, and as further amended by that certain Second Amendment to Share Purchase Agreement dated November 1, 2018, (the “Purchase Agreement”)), pursuant to which the Company agreed to sell to SVTP all of the issued and outstanding shares of capital stock of Overland. In connection with the closing of the Purchase Agreement, the Company filed an amendment to its articles of amalgamation setting forth the rights, privileges, restrictions and conditions of a new series of non-voting preferred shares of the Company being, an unlimited number of Series A Preferred Shares. On November 13, 2018, the Company closed the Purchase Agreement in consideration for (i) the issuance to the Company from SVTP shares of Series A Preferred Stock (“SVTP Preferred Shares”) representing 19.9% of the outstanding shares of capital stock of SVTP as of the closing with a value of $2.1 million, (ii) the release of the Company from outstanding debt obligations totaling $41.7 million assumed by SVTP, and (iii) $1.0 million in cash proceeds from SVTP. The Company entered into a Conversion Agreement between the Company and FBC Holdings SARL (“FBC Holdings”), a related party, pursuant to which $6.5 million of the Company’s outstanding secured debt was converted into 6,500,000 Series A Preferred Shares, which was subsequently converted in July 2019 to Series B Preferred Shares.
In July 2019, the directors of the Company passed a resolution authorizing the filing of articles of amendment to create a second series of preferred shares, being, an unlimited number of Series B Preferred Shares and to provide for the rights, privileges, restrictions and conditions attaching thereto.
In October 2019, the directors of the Company passed a resolution authorizing the filing of articles of amendment to create a third series of preferred shares, being, an unlimited number of Series C Preferred Shares and to provide for the rights, privileges, restrictions and conditions attaching thereto.
Management has projected that cash on hand will not be sufficient to allow the Company to continue operations beyond August 31, 2020 if we are unable to raise additional funding for operations. We expect our working capital needs to increase in the future as we continue to expand and enhance our operations. Our ability to raise additional funds through equity or debt financings or other sources may depend on the financial success of our current business and successful implementation of our key strategic initiatives, financial, economic and market conditions and other factors, some of which are beyond our control. No assurance can be given that we will be successful in raising the required capital at reasonable cost and at the required times, or at all. Further equity financings may have a dilutive effect on shareholders and any debt financing, if available, may require restrictions to be placed on our future financing and operating activities. If we require additional capital and are unsuccessful in raising that capital, we may not be able to continue our business operations and advance our growth initiatives, which could adversely impact our business, financial condition and results of operations.

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
The Company incurred losses from operations and negative cash flows from operating activities for the 12 months ended December 31, 2019, and such losses might continue for a period of time. Based upon the Company's current expectations and projections for the next year, the Company believes that it will not have sufficient liquidity necessary to sustain operations beyond August 31, 2020. These factors, among others, raise substantial doubt that the Company will be able to continue as a going concern. The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

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
In November 2018, the Company closed the Purchase Agreement related to its divestiture of Overland. The 2018 financial results of Overland have been reflected in the Company’s consolidated statements of operations as discontinued operations. The Company’s 2018 statement of cash flows is presented on a combined basis, including continuing and discontinued operations. Unless it is otherwise disclosed, all other disclosures in the consolidated financial statements are related to continuing operations.
Use of Estimates
The preparation of the consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the consolidated financial statements and reported amounts of revenues and expenses during the reporting period. Significant areas requiring the use of management estimates relate to the determination of provisions for impairment assessments of goodwill, other indefinite-lived intangible assets; deferred revenue; allowance for doubtful receivables; inventory valuation; warranty provisions; equity treatment of preferred shares; and litigation claims. Actual results could differ from these estimates.
Foreign Currency Translation
The financial statements of foreign subsidiaries, for which the functional currency is the local currency, are translated into U.S. dollars using the exchange rate at the consolidated balance sheet date for assets and liabilities and a weighted-average exchange rate during the year for revenue, expenses, gains and losses. Translation adjustments are recorded as other comprehensive income (loss) within shareholders’ equity (deficit). Gains or losses from foreign currency transactions are recognized in the consolidated statements of operations. Such transactions resulted in a loss of $22,000 and $320,000 in 2019 and 2018, respectively.
Cash Equivalents
Highly liquid investments with insignificant interest rate risk and original maturities of three months or less, when purchased, are classified as cash equivalents. Cash equivalents are composed of money market funds. The carrying amounts approximate fair value due to the short maturities of these instruments.

Accounts Receivable
Accounts receivable is recorded at the invoiced amount and is non-interest bearing. We estimate our allowance for doubtful accounts based on an assessment of the collectability of specific accounts and the overall condition of the accounts receivable portfolio. When evaluating the adequacy of the allowance for doubtful accounts, we analyze specific trade and other receivables, historical bad debts, customer credits, customer concentrations, customer credit-worthiness, current economic trends and changes in customers’ payment terms and/or patterns. We review the allowance for doubtful accounts on a quarterly basis and record adjustments as considered necessary. Customer accounts are written-off against the allowance for doubtful accounts when an account is considered uncollectable. At both December 31, 2019 and 2018, allowance for doubtful accounts of $0.1 million was recorded.
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
The continuing operations of the Company had a nominal amount of property and equipment at both December 31, 2019 and 2018. Estimated useful lives for computer equipment and software are one to five years.
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
Revenue Recognition
The Company accounts for revenue pursuant to ASU 2014-09, Revenue from Contracts with Customers and all the related amendments (“Topic 606”). Under Topic 606, an entity is required to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services, and contract consideration will be recognized on a “sell-in basis” or when control of the purchased goods or services transfer to the distributor. On January 1, 2018, the Company elected to adopt this guidance using the modified retrospective method and it resulted in a cumulative adjustment reducing our accumulated deficit by approximately $0.3 million.
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
Shipping and Handling
Amounts billed to customers for shipping and handling are included in revenue, and costs incurred related to shipping and handling are included in cost of product revenue.
Advertising Costs
Advertising costs are expensed as incurred. Advertising expenses were $16,000 and $134,000 for the years ended December 31, 2019 and 2018.
Research and Development Costs
Research and development expenses include payroll, employee benefits, share-based compensation expense, and other headcount-related expenses associated with product development. Research and development expenses also include third-party development and programming costs and in 2018, the amortization of internally developed software costs.
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
At December 31, 2019 and 2018, there were four customers that made up 50.3% and 71.0%, respectively, of accounts receivable. There were two customers that made up in the aggregate 24.5% and 25.4% of net revenue for the years ended December 31, 2019 and 2018, respectively.
Share-based Compensation
We account for share-based awards, and similar equity instruments, granted to employees, non-employee directors, and consultants under the fair value method. Share-based compensation award types include stock options and restricted stock. We use the Black-Scholes option pricing model to estimate the fair value of option awards on the measurement date, which generally is the date of grant. The expense is recognized over the requisite service period (usually the vesting period) for the estimated number of instruments for which service is expected to be rendered. The fair value of restricted stock units (“RSUs”) is estimated based on the market value of the Company’s common shares on the date of grant. The fair value of options granted to non-employees is estimated at the measurement date, which generally is the date of grant, using the Black-Scholes option pricing model.
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
In August 2018, the FASB issued Accounting Standards Update (“ASU”) No. 2018-13, Fair Value Measurement (Topic 820) (“ASU 2018-13”). The new guidance removes, modifies and adds to certain disclosure requirements on fair value measurements in Topic 820, Fair Value Measurement. The update is effective for annual reporting periods, including interim periods, beginning after December 15, 2019, with early adoption permitted. We do not expect the adoption of ASU 2018-13 to have a material effect on our consolidated financial statements and related disclosures.

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
Recently Adopted Accounting Pronouncements
On January 1, 2019, we adopted ASU 2016-02, Leases (Topic 842) (“ASU 2016-02”), as amended. The update increases transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and requires disclosing key information about leasing arrangements. The update is effective for reporting periods beginning after December 15, 2018. The Company has no lease assets or liabilities on the balance sheet as of December 31, 2019.
On January 1, 2019, we adopted ASU 2018-07, Compensation-Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting (“ASU 2018-07”). The update aligns measurement and classification guidance for share-based payments to nonemployees with the guidance applicable to employees. Under the new guidance, the measurement of equity-classified nonemployee awards will be fixed at the grant date. The update is effective for annual reporting periods, including interim periods, beginning after December 15, 2018. The adoption of the new standard did not have an effect on our financial position, results of operations or cash flows.

3.	Discontinued Operations
In May 2018, the shareholders approved the divestiture of Overland. In November 2018, the Company exchanged all the issued and outstanding shares of capital stock of Overland to SVTP in consideration for (i) the issuance to the Company of shares of Series A Preferred Stock of SVTP representing 19.9% of the outstanding shares of capital stock of SVTP as of the closing with a value of $2.1 million, (ii) the release of the Company from outstanding debt obligations totaling $41.7 million assumed by SVTP, and (iii) $1.0 million in cash proceeds from SVTP. In addition, the Company entered into a Conversion Agreement with FBC Holdings, pursuant to which $6.5 million of the Company’s outstanding related party secured note was converted into 6,500,000 Series A Preferred Shares. In 2018, the Company recorded a loss on the divestiture of Overland of $4.3 million, which is included in net loss of discontinued operations. At December 31, 2019 and 2018, accrued payroll and employee compensation included $153,000 and $1.0 million, respectively, for accrued one-time employee related costs associated with the divestiture, which expense was included in the 2018 loss on the disposal of discontinued operations.
The Company and the buyer entered into a transition service agreement (“TSA”) to facilitate an orderly transition process. The TSA has terms ranging from six months to 24 months depending on the service. Expense incurred by the Company related to the TSA was approximately $525,000 and $149,000 for the years ended December 31, 2019 and 2018, respectively, and was included in continuing operations.
The results of operations for Overland for the period ended November 13, 2018 have been reflected as discontinued operations in the consolidated statements of operations for the year ended December 31, 2018, and consist of the following (in thousands):

December 31, 2018
Revenue of discontinued operations:
Product revenue	$50,285
Service revenue	4,445
54,730
Cost of product revenue	34,493
Cost of service revenue	1,543
Gross profit of discontinued operations	18,694
Sales and marketing	10,987
Research and development	982
General and administrative	7,761
19,730
Loss from operations of discontinued operations	(1,036)
Other expense of discontinued operations:
Loss on disposal of discontinued operations	(4,281)
Interest expense, related party	(3,390)
Interest expense	(2,321)
Other expense	(920)
Loss before income taxes of discontinued operations	(11,948)
Provision for income taxes of discontinued operations	1,574
Net loss of discontinued operations	$(13,522)

Certain cash flows from discontinued operations consisted of the following amounts (in thousands):

December 31, 2018
Depreciation and amortization	$2,137
Share-based compensation	$855
Capital expenditures	$64

4.	Certain Balance Sheet Items
The following table summarizes inventories (in thousands):

	December 31,
	2019	2018
Raw materials	$92	$255
Work in process	137	282
Finished goods	524	693
	$753	$1,230
The following table summarizes other current assets (in thousands):

	December 31,
	2019	2018
Transition service agreement, related party	$345	$—
Prepaid insurance and services	207	344
Deferred cost - service contracts	118	385
Other	—	55
	$670	$784
The following table summarizes property and equipment (in thousands):

	December 31,
	2019	2018
Computer equipment(1)	$291	$281
Accumulated depreciation(1)	(289)	(275)
	$2	$6
________________

(1)	Includes the impact of foreign currency exchange rate fluctuations.
Depreciation expense for property and equipment was $4,000 and $13,000 for the years ended December 31, 2019 and 2018, respectively.

The following table summarizes other assets (in thousands):

	December 31,
	2019	2018
Prepaid Insurance	$519	$653
Deferred cost – service contracts	154	270
Other	4	27
	$677	$950

5.	Investment in Affiliate
In November 2018, in connection with the divestiture of Overland, the Company received 1,879,699 SVTP Preferred Shares representing 19.9% of the outstanding shares of capital stock of SVTP with a fair value of $2.1 million. The fair value of this investment was estimated using discounted cash flows and consideration of the Exchange Agreement described below. The Company concluded it does not have a significant influence over the investee. There were no known identified events or changes in circumstances that may have a significant adverse effect on the fair value of the investment at December 31, 2019.
In November 2018, the Company also entered into an Exchange and Buy-Out Agreement (the “Exchange Agreement”), between the Company, FBC Holdings, SVTP, and MF Ventures LLC (“MFV”). Under the terms of the Exchange Agreement, the Company granted FBC Holdings the right to exchange up to 2,500,000 of the Company’s Series A Preferred Shares held by FBC Holdings for up to all of the SVTP Preferred Shares held by the Company (the “Exchange Right”), with such Exchange Right expiring within two years of the November 2018 closing.
On July 12, 2019, in connection with the Exchange Agreement, the Company entered into an amendment to the Exchange Agreement by and among the Company, FBC Holdings, SVTP and MFV such that the rights and obligations under the Exchange Agreement would apply to the Series B Preferred Shares in respect of which the Series A Preferred Shares were exchanged under the Share Exchange Agreement.
In connection with the Exchange Agreement, the Company entered into a security and pledge agreement between the Company and FBC Holdings, pursuant to which, among other things, the Company granted a security interest to FBC Holdings in all the SVTP Preferred Shares held by the Company to secure the Company’s obligations under the Exchange Agreement.

6.	Intangible Assets and Goodwill
The following table summarizes intangible assets, net (in thousands):

	December 31,
	2019	2018
Developed technology	$13,323	$13,383
Channel partner relationships	730	730
Capitalized development costs(1)	3,047	2,918
Customer relationships	380	380
	17,480	17,411
Accumulated amortization:
Developed technology	(12,682)	(12,222)
Channel partner relationships	(355)	(233)
Capitalized development costs(1)	(2,094)	(1,655)
Customer relationships	(328)	(303)
	(15,459)	(14,413)
Total finite-lived assets, net	2,021	2,998
Indefinite-lived intangible assets - trade names	280	350
Total intangible assets, net	$2,301	$3,348
________________

(1)	Includes the impact of foreign currency exchange rate fluctuations.
Amortization expense of intangible assets was $1.0 million and $1.7 million for the years ended December 31, 2019 and 2018, respectively. Estimated amortization expense for intangible assets is approximately $938,000, $513,000, $362,000, $34,000 and $12,000 in fiscal 2020, 2021, 2022, 2023 and 2024, respectively.
Goodwill
Goodwill at both December 31, 2019 and 2018 was $1.4 million, which consists of the goodwill from prior acquisitions. The Company performed qualitative impairment evaluations on its goodwill as of December 31, 2019 and determined that there were no indications that goodwill was impaired.
Impairment
In 2019, primarily as a result of the Company’s change in revenue projection for its Snap product line, it was determined the carrying value of indefinite-lived intangible assets exceeded its estimated fair value. In measuring fair value, the Company used a relief-from-royalty approach. The Company compared the indicated fair value to the carrying value of its indefinite-lived assets, and as a result of the analysis, an impairment charge of $70,000 was recorded to indefinite-lived trade names for the year ended December 31, 2019.

7.	Debt
Line of credit
The Company has a line of credit agreement with a bank with a maximum borrowing limit, effective July 2, 2019, of $0.5 million. Borrowings under this agreement bear interest at an interest rate of 6.5% per annum. The line of credit expires on June 19, 2020. Borrowings under the line of credit are secured by the inventory and accounts receivable balances of the Company. As of December 31, 2019, the outstanding balance was $0.5 million.
The line of credit agreement also contains customary insurance requirements, limits on cross collateralization and events of default, including, among other things, failure to make payments, insolvency or bankruptcy, business termination, merger or consolidation or acquisition without written consent, a material impairment of the Lender’s lien in the collateral or in the value of such collateral, or material adverse change to the business that would impair the loan.
Related party note payable
In November 2018, in connection with the divestiture of Overland, the Company entered into a $0.5 million note payable held by SVTP. The note payable bore an interest at a rate of 8.0% per annum. On October 31, 2019, the Company entered into a conversion agreement by and among the Company, HVE ConneXions (“HVE”) and Overland under which Overland agreed to convert the outstanding principal and accrued interest into Series C Preferred Shares of the Company. See additional information at Note - 9 Preferred Shares. As of December 31, 2019, the outstanding debt balance was zero.
Related party unsecured notes payable
In January 2019, the Company entered into two unsecured notes payable, for an aggregate of $523,000 with two employees of the Company. Each of the notes payable bore interest at a rate of 2.0% per annum payable annually. For the year ended December 31, 2019, the Company issued 410,158 common shares with a value of $529,000 for the settlement of the outstanding notes and interest payable. At December 31, 2019, the notes payable balances were zero.
Related party interest expense
For the year ended December 31, 2019, aggregate related party interest expense was $39,000.
Related Party Secured Note
In April 2016, the Company modified its secured note with FBC Holdings, pursuant to which the holder made an additional advance and principal amount under the secured note amount was increased to $24.5 million. The secured note had a simple annual interest rate of 8.0%, payable semi-annually. The obligations under the secured note were secured by substantially all assets of the Company. On November 13, 2018, in connection with the closing of the Purchase Agreement, the Company entered into a Conversion and Royalty Agreement, between the Company, SVTP and FBC Holdings which SVTP assumed $19.0 million of the obligations and liabilities of the secured note, including accrued interest expense, and the Company was released as obligors and guarantors of the secured note. Further, in connection with the closing, the Company entered into a Conversion Agreement, between the Company and FBC Holdings which the remaining $6.5 million of the Company’s secured debt was converted into 6,500,000 Series A Preferred Shares.
For the year ended December 31, 2018, the Company issued 219,434 common shares, respectively, for the settlement of fees associated with 2018 amendments to the loan and accrued interest expense. For the year ended December 31, 2018, interest expense, including amortization of debt costs, on the convertible note was $2.5 million and is included in net loss from discontinued operations.

Related Party Debt
In December 2017, the Company entered into a $2.0 million subordinated promissory note with MFV, a related party. The promissory note bore interest at a 12.5% simple annual interest rate, payable quarterly in arrears. On November 13, 2018, pursuant to the Purchase Agreement, the promissory note balance of $2.3 million, including interest paid in kind, was assumed by SVTP. For the year ended December 31, 2018, interest expense, including amortization of debt costs, on the promissory note was $0.3 million and is included in the net loss from discontinued operations.
Credit Agreement
In April 2016, the Company entered into a Credit Agreement with Opus Bank for a term loan. On June 6, 2018, the Credit Agreement was assigned by Opus Bank to Colbeck. On August 16, 2018, the Credit Agreement was assigned by Colbeck to FBC Holdings, a related party. The credit facilities had a 13.25% simple annual interest rate. On November 13, 2018, the Company closed the transactions contemplated by the Purchase Agreement and, in connection therewith, SVTP assumed the obligations of the Company under the Credit Agreement, which had an outstanding balance, including accrued interest and debt cost, of $20.4 million. For the year ended December 31, 2018, interest expense, including amortization of debt costs, was $2.8 million, of which $0.5 million was related party interest expense, and is included in the net loss from discontinued operations.

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
Assets and Liabilities that are Measured at Fair Value on a Recurring Basis
Our financial instruments include cash equivalents, accounts receivable, prepaid expenses, accounts payable, accrued liabilities, debt, subscription agreements, and Series A Preferred Shares. Fair value estimates of these instruments are made at a specific point in time, based on relevant market information. These estimates may be subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. The carrying amount of cash equivalents, accounts receivable, prepaid expenses, accounts payable and accrued liabilities are generally considered to be representative of their respective fair values because of the short-term nature of those instruments. The carrying value of debt approximates its fair value as the borrowing rates are substantially comparable to rates available for loans with similar terms. The Company estimates the fair value of subscription agreements utilizing Level 1 inputs. The Company estimates the fair value of the preferred shares utilizing Level 2 inputs, including market yields for similar instruments.
The following table provides information by level for liabilities that are measured at fair value using significant unobservable inputs (Level 3) (in thousands):

Warrant liability as of January 1, 2018	$1,669
Adoption of accounting guidance	(46)
Change in fair value of warrants	(259)
Reclassification to equity resulting from warrant exchange agreement	(1,364)
Warrant liability as of December 31, 2018	$—

Assets and Liabilities that are Measured at Fair Value on a Nonrecurring Basis
The Company's non-financial assets such as investment in affiliate, goodwill, intangible assets and property and equipment are recorded at fair value when an impairment is recognized or at the time acquired in a business combination. As discussed in Note 6 - Intangible Assets and Goodwill, at December 31, 2019, the Company recorded impairment charges associated with acquired intangible assets, and reduced the carrying amount of such assets subject to the impairment to their estimated fair value.

9.	Preferred Shares
Series C Preferred Shares
On October 30, 2019, the directors of the Company passed a resolution authorizing the filing of articles of amendment to create a third series of preferred shares, being, an unlimited number of Series C Preferred Shares and to provide for the rights, privileges, restrictions and conditions attaching thereto. On November 6, 2019, the Company filed Articles of Amendment to create the Series C Preferred Shares. Pursuant to the articles of amendment governing the rights and preferences of outstanding shares of Series C Preferred Shares, each preferred share, subject to prior shareholder approval, are convertible into our common shares, at a conversion rate in effect on the date of conversion. Overland, a related party and the sole shareholder of the Series C Preferred Shares, may, at any time, convert all or any part of the Series C Preferred Shares provided that after such conversion the common shares issuable, together with the aggregate common shares held by Overland would not exceed 19.9% of the total number of outstanding common shares of the Company.
Related Party Conversion Agreement and Issuance of Series C Preferred Shares
On October 31, 2019, the Company entered into a conversion agreement by and among the Company, HVE and Overland under which Overland agreed to convert the following debt, accrued payables and prepayment of future goods and services into 1,600,000 Series C Preferred Shares of the Company valued at $1.00 per share: (i) principal and accrued interest of $520,000 under the Secured Promissory Note dated November 13, 2018 by and among the Company, HVE and Overland; (ii) accrued fees of $632,000 under the TSA dated November 13, 2018 by and among the Company and Overland; and (iii) prepayment of $448,000 for future goods and services under the TSA.
Series A and Series B Preferred Shares
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
In July 2019, the Company filed of articles of amendment to create a second series of preferred shares, being, an unlimited number of Series B Preferred Shares and to provide for the rights, privileges, restrictions and conditions attaching thereto. In July 2019, following the filing of the Articles of Amendment to create the Series B Preferred Shares, the Company entered into a share exchange agreement (the “Share Exchange Agreement”) with FBC Holdings to exchange 6,500,000 Series A Preferred Shares held by FBC Holdings for 6,500,000 Series B Preferred Shares. The rights, privileges, restrictions and conditions attaching to the Series B Preferred Shares are substantially the same as the Series A Preferred Shares of the Company, save and except that the requirement for the Company to redeem all of the issued and outstanding Series A Preferred Shares on or before November 13, 2020 has been amended to provide that the Company shall only be required to redeem 1,000,000 Series B Preferred Shares on or before November 13, 2020 (the "Mandatory Redemption") and any other outstanding Series B Preferred Shares may be redeemed at any time and from time to time after December 19, 2019 at the option of the Company. On October 31, 2019, FBC Holdings, as the sole shareholder of Series B Shares, irrevocably waived its entitlement to the Mandatory Redemption.

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
In August 2019, the Company issued 343,778 Series B Preferred Shares with a fair value of $343,778 to FBC Holdings in satisfaction of accrued dividends at such date. For the years ended December 31, 2019 and 2018, there was related party interest expense of $292,000 and $71,000, respectively, related to Series A Preferred Shares dividends.
The Series B Preferred Shares (i) are convertible into the Company’s common shares, subject to prior shareholder approval, at a conversion rate equal to $1.00 per share, plus accrued and unpaid dividends, divided by an amount equal to 0.85 multiplied by a 15-day volume weighted average price per common share prior to the date the conversion notice is provided (the “Conversion Rate”), subject to a conversion price floor of $0.80, (ii) if the Company receives any cash dividends on its equity investment in Silicon Valley Technology Partners, Inc., in an amount equal to such cash dividend received, cumulative cash dividends at a rate of 8.0% of the Series B Preferred Shares, (iii) after November 13, 2020, fixed, preferential, cumulative cash dividends at the rate of 8.0% of the Series B Preferred Shares subscription price per year, and (iv) carry a liquidation preference equal to the subscription price per Series B Preferred Share plus any accrued and unpaid dividends.
The common shares issuable upon the conversion of the Series B Preferred Shares may constitute more than 20% of the common shares of the Company currently outstanding and may result in a change of control of the Company, and therefore the Company will seek shareholder approval for the issuance of all common shares issuable upon conversion of the Series B Preferred Shares; provided, however, that the Company shall not seek shareholder approval unless such approval would occur after the six-month anniversary of the initial issue date of the Series B Preferred Shares. In the event shareholder approval is not obtained, FBC Holdings and its affiliates will not be entitled to convert such Series B Preferred Shares into common shares, but any unaffiliated transferee may convert all or any part of the Series B Preferred Shares held by such transferee into the number of fully paid and non-assessable common shares that is equal to the number of Series B Preferred Shares to be converted multiplied by the Conversion Rate in effect on the date of conversion; provided that, (x) after such conversion, the common shares issuable upon such conversion, together with all common shares held by such third party transferee that are or would be deemed to be aggregated under the rules of the Nasdaq Stock Market, in the aggregate would not exceed 19.9% of the total number of common shares of the Company then outstanding and (y) such conversion and issuance would not otherwise violate or cause the Company to violate the Company’s obligations under the rules or regulations of the Nasdaq Stock Market.
Management has determined that the conversion terms of the Series B Preferred Shares and Series C Preferred Shares do not cause the preferred shares to be treated as liability instruments, and accordingly such preferred shares are presented as equity instruments.

10.	Share Capital
In October 2019, the Company entered into a subscription agreement and issued 149,500 common shares of the Company at $1.19 per share to a vendor in exchange for the satisfaction of certain accounts payable. The aggregate amount of the obligations shall be reduced by the cash proceeds actually received by the vendor from the sale of the shares by the vendor.
In October 2019, the Company entered into a related party subscription agreement and issued 330,000 common shares of the Company at $1.07 per share to a vendor in exchange for the satisfaction of certain accounts payable. The aggregate amount of the obligations shall be reduced by the cash proceeds actually received by the vendor from the sale of the shares by the vendor.
In August 2019, the Company entered into a purchase agreement for a private placement to issue 251,823 common shares of the Company, of which 175,765 common shares have been issued, at a purchase price of $1.29 per share for gross proceeds received of $325,000. The Company used the proceeds from the offering for general corporate and working capital purposes.
In July 2019, the Company completed a private placement and issued 240,000 common shares of the Company at a purchase price of $2.00 per share for gross proceeds of $480,000. The Company used the proceeds from the offering for general corporate and working capital purposes.

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
The Company has unlimited authorized shares of common shares at no par value. At December 31, 2019, the Company had the following outstanding warrants to purchase common shares:

Date issued	Contractual life (years)	Exercise price per share	Number outstanding		Expiration
May 2015	5	$800.00	4,200		May 31, 2020
October 2015	5	$466.00	2,010		October 14, 2020
December 2015	5	$500.00	5,138		December 15, 2020
December 2015	5	$216.00	7,500		December 4, 2020
March 2016	5	$500.00	150		March 4, 2021
August 2017	5	$42.00	37,500		August 11, 2022
August 2017	5	$42.00	11,876		August 16, 2022
August 2017	5	$42.00	25,625		August 22, 2022
April 2018	5	$5.60	111,563		April 17, 2023
			205,562	(1)
_______________

(1)	Includes 37,500 of warrants to purchase common shares, in the aggregate, outstanding to related parties at December 31, 2019.
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
As of December 31, 2019, a total of 870,850 common shares are authorized for issuance with respect to awards granted under the 2015 Plan (not including shares subject to terminated awards under our Second Amended and Restated Stock Option Plan that become available for issuance under the 2015 Plan). In addition, the share limit will automatically increase on the first trading day in January of each calendar year during the term of the 2015 Plan by an amount equal to the lesser of (i) 10% of the total number of common shares issued and outstanding on December 31 of the immediately preceding calendar year, or (ii) such number of common shares as may be established by the Board. The 2015 Plan authorizes the board of directors to grant stock and options awards to directors, employees and consultants. As of December 31, 2019, the Company had approximately 195,868 share-based awards available for future grant.
The Company’s Employee Stock Purchase Plan (“ESPP”) authorizes the purchase of up to 37,500 common shares by employees under the plan. As of December 31, 2019 and 2018, there were no offering periods available to employees.

Stock Options
Options typically vest over a three-year period from the original grant date. The exercise price of each award is based on the market price of the Company’s common shares at the date of grant. Option awards can be granted for a maximum term of up to ten years. Option activity is summarized below:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Options outstanding at January 1, 2018	23,536	$251.20
Granted	—	$—
Exercised	—	$—
Forfeited	(3,486)	$132.23
Options outstanding at December 31, 2018	20,050	$199.06
Granted	—	$—
Exercised	—	$—
Forfeited	(17,450)	$160.93
Options outstanding at December 31, 2019	2,600	$781.19	3.5	$—
Vested and expected to vest at December 31, 2019	2,600	$781.19	3.5	$—
Exercisable at December 31, 2019	2,600	$781.19	3.5	$—
Restricted Stock Units
The following table summarizes information about RSU activity:

	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding — January 1, 2018	125,969	$39.12
Granted	50	$20.00
Vested and released	(71,579)	$50.88
Forfeited	(1,436)	$77.80
Outstanding — December 31, 2018	53,004	$31.21
Granted	100,000	$2.51
Vested and released	(131,541)	$9.68
Forfeited	(665)	$64.95
Outstanding — December 31, 2019	20,798	$4.99
The estimated fair value of RSUs was based on the market value of the Company’s common shares on the date of grant. RSUs typically vest over a three-year period from the original date of grant. The total grant date fair value of RSUs vested during the years ended December 31, 2019 and 2018 was approximately $1.3 million and $3.6 million, respectively. The fair value of RSUs vested during the years ended December 31, 2019 and 2018 was approximately $0.2 million and $0.7 million, respectively.
Outside of 2015 Equity Incentive Plan
On March 26, 2019, the Board of Directors of the Company approved and granted 100,000 RSUs outside of the 2015 Plan to an employee. The RSUs have an estimated fair value of $2.51 per unit and fully vested in 2019.

Restricted Stock Awards
During 2019 and 2018, the Company granted restricted stock awards (“RSA”) to certain employees, directors and consultants in lieu of cash payment for services performed. The estimated fair value of the RSAs was based on the market value of the Company’s common shares on the date of grant. The RSAs were fully vested on the date of grant. The fair value of the RSAs vested during the years ended December 31, 2019 and 2018 was approximately $0.2 million and $2.2 million, respectively.
The following table summarizes information about RSA activity:

	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding — January 1, 2018	—	$—
Granted	340,942	$6.33
Vested	(340,942)	$6.33
Outstanding — December 31, 2018	—	$—
Granted	194,000	$1.20
Vested	(194,000)	$1.20
Outstanding — December 31, 2019	—	$—
Share-Based Compensation Expense
The Company recorded the following compensation expense related to its share-based compensation awards, including amounts related to discontinued operations (in thousands):

	Year Ended December 31,
	2019	2018
Cost of sales	$—	$47
Sales and marketing	279	310
Research and development	61	210
General and administrative	297	1,070
Total share-based compensation expense	$637	$1,637
As of December 31, 2019, there was a total of $5,000 of unrecognized compensation expense related to unvested equity-based compensation awards. The expense associated with non-vested restricted stock units and options awards granted as of December 31, 2019 is expected to be recognized over a weighted-average period of one month.

12.	Net Loss per Share
Basic net loss per share is computed by dividing net loss applicable to common shareholders by the weighted-average number of common shares outstanding during the period. For all periods presented, there is no difference in the number of shares used to calculate basic and diluted shares outstanding due to the Company’s net loss position.
Anti-dilutive common share equivalents excluded from the computation of diluted net loss per share were as follows:

	December 31,
	2019	2018
Preferred shares	8,443,778	6,500,000
Common share purchase warrants	205,562	208,187
Restricted stock not yet vested or released	20,798	53,004
Options outstanding	2,600	20,050

13.	Income Taxes
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
At December 31, 2019, there were no unrecognized tax benefits. The Company believes it is reasonably possible that, within the next 12 months, the amount of unrecognized tax benefits may remain unchanged. The Company recognizes interest and penalties related to unrecognized tax benefits in its provision for income taxes. The Company had no material accrual for interest and penalties on its consolidated balance sheets at December 31, 2019 and 2018, and recognized no interest and/or penalties in the consolidated statements of operations for the years ended December 31, 2019 and 2018.
The components of loss before income taxes were as follows (in thousands):

	Year Ended December 31,
	2019	2018
Domestic	$(1,815)	$(11,872)
Foreign	(2,466)	(743)
Total	$(4,281)	$(12,615)

A reconciliation of income taxes computed by applying the federal statutory income tax rate of 26.5% to loss before income taxes to the total income tax benefit reported in the accompanying consolidated statements of operations is as follows (in thousands):

	Year Ended December 31,
	2019	2018
Income tax at statutory rate	$(1,134)	$(3,343)
Foreign rate differential	(77)	—
Change in valuation allowance	15,104	1,329
Share-based compensation expense	85	44
Prior year true-ups	(13,371)	111
Other differences	(607)	1,859
Benefit from income taxes	$—	$—
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

	December 31,
	2019	2018
Deferred tax assets:
Net operating loss and capital loss carryforwards	$25,064	$9,610
Intangible assets	2,319	2,280
Share-based compensation	28	52
Other	893	1,256
Deferred tax assets, gross	28,304	13,198
Valuation allowance for deferred tax assets	(28,246)	(13,198)
Deferred tax assets, net of valuation allowance	58	—
Deferred tax liabilities:
Indefinite-lived intangible assets	(74)	(16)
Deferred tax liabilities	(74)	(16)
Net deferred tax liabilities	$(16)	$(16)
At December 31, 2019, the Company had Canadian net operating loss carryforwards of $36.3 million. These carryforwards will begin expiring in 2031, unless previously utilized. At December 31, 2019, the Company had U.S. federal net operating loss carryforwards of $10.6 million that begin expiring in 2024 unless previously utilized, except for $6.9 million that have no expiration date. The Company also has net capital loss carryforwards in Canada of $99.6 million, which are available indefinitely to offset taxable capital gains.

14.	Related Party Transactions
In October 2019, the Company entered into a conversion agreement by and among the Company, HVE and Overland under which Overland agreed to convert the following debt, accrued payables and prepayment of future goods and services into 1,600,000 Series C Preferred Shares of the Company valued at $1.00 per share: (i) principal and accrued interest of $520,000 under the Secured Promissory Note dated November 13, 2018 by and among the Company, HVE and Overland; (ii) accrued fees of $632,000 under the TSA dated November 13, 2018 by and among the Company and Overland; and (iii) prepayment of $448,000 for future goods and services under the TSA.
In November 2018, the Company entered into a TSA to facilitate an orderly transition process for the divestiture of Overland. The TSA has terms ranging from up to 24 months depending on the service. As of December 31, 2019, the TSA has a remaining prepaid balance of $345,000. Net expense incurred by the Company related to the TSA was approximately $525,000 and $149,000 for the years ended December 31, 2019 and 2018, respectively, and was included in continuing operations.
In August 2019, the Company entered into agreements with certain executives of the Company and the Company’s Board of Directors to extinguish certain accrued liabilities. The Company wrote off $1.7 million of outstanding liabilities and recorded a gain on forgiveness of liabilities, which is included in other income (expense), net.
Professional services provided by affiliates of the Company included in net loss from discontinued operations were zero and $0.8 million during the years ended December 31, 2019 and 2018, respectively. As of December 31, 2019 and 2018, accounts payable and accrued liabilities included zero and $0.2 million, respectively, due to related parties.

15.	Commitments and Contingencies
Leases
As of December 31, 2019, the Company has no right-to-use lease assets or liabilities.
Rent expense under non-cancelable operating leases is recognized on a straight-line basis over the respective lease terms and was $0.2 million and $0.3 million for the years ended December 31, 2019 and 2018, respectively. The Company vacated such premise in September 2019.
Letters of credit
During the ordinary course of business, the Company provides standby letters of credit to third parties as required for certain transactions initiated by the Company. As of December 31, 2019, the Company’s had no outstanding standby letters of credit.

Warranty and Extended Warranty
The Company had $0.3 million and $0.7 million in deferred costs included in other current and non-current assets related to deferred service revenue at December 31, 2019 and 2018, respectively. Changes in the liability for product warranty and deferred revenue associated with extended warranties and service contracts were as follows (in thousands):

	Product Warranty	Deferred Revenue
Liability at January 1, 2018	$22	$1,537
Settlements made during the period	—	(1,417)
Change in liability for warranties issued during the period	—	1,351
Change in liability for pre-existing warranties	—	—
Liability at December 31, 2018	22	1,471
Settlements made during the period	—	(1,087)
Change in liability for warranties issued during the period	—	725
Change in liability for pre-existing warranties	(22)	—
Liability at December 31, 2019	$—	$1,109
Current liability	$—	$624
Non-current liability	—	485
Liability at December 31, 2019	$—	$1,109
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
In March 2018, UD Trust filed a complaint in U.S. District Court for the Northern District of California (“California Complaint”) asserting that two transactions involving the Company constitute fraudulent transfers under federal and state law. First, UD Trust alleges that the consolidation of the Company’s and its subsidiaries’ indebtedness to the Cyrus Group into a debenture between FBC Holdings and the Company in December 2014 constitutes a fraudulent transfer. Second, UD Trust alleges that the Share Purchase Agreement constitutes a fraudulent transfer, and seeks to require that the proceeds of the transaction be placed in escrow until the V3 litigation is resolved. The California Complaint also asserts a claim against the Company’s former CEO for breach of fiduciary duty, and a claim against the Cyrus Group for aiding and abetting breach of fiduciary duty. On July 25, 2018, we filed a motion seeking to dismiss all of the claims asserted against the Company and its former CEO. On the same day, the Cyrus Group filed a motion seeking to dismiss all claims asserted against the Cyrus Group. The UD Trust voluntarily dismissed this case without prejudice on February 5, 2020.
On October 22, 2019, UD Trust filed an amended complaint in the Delaware Bankruptcy Court. The amended complaint includes all of the claims and parties in the original complaint first filed in October 2015 in the Utah Bankruptcy Court as well as the claims and additional parties in the California Complaint. We continue to believe this lawsuit to be without merit and intend to vigorously defend against the action. On February 10, 2020, we filed a renewed motion seeking to dismiss the majority of the claims asserted by the UD Trust in the amended complaint. On that same day, we also filed a counterclaim against the UD Trust in which we allege that V3 breached numerous provisions of the APA. The Company’s current and former officers and directors that were named as defendants in the amended complaint as well as the Cyrus Group all filed motions seeking to dismiss all claims that the UD Trust alleged against them.

16.	Segmented Information
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
Information about Products and Services
The following table summarizes net revenue (in thousands):

	Year Ended December 31,
	2019	2018
Disk systems	$3,086	$6,108
Service	2,493	2,922
Total	$5,579	$9,030
Information about Geographic Areas
The Company markets its products domestically and internationally. Revenue is attributed to the location to which the product was shipped. The Company divides its worldwide sales into three geographical regions: Americas; APAC, consisting of Asia Pacific countries; and EMEA consisting of Europe, the Middle East and Africa.
The following table summarizes net revenue by geographic area (in thousands):

	Year Ended December 31,
	2019	2018
Americas	$5,023	$8,044
APAC	356	534
EMEA	200	452
Total	$5,579	$9,030

17.	Subsequent Events
COVID-19
Beginning in early 2020, there has been an outbreak of coronavirus (“COVID-19”), initially in China and which has spread globally. The full extent of the outbreak, related business and travel restrictions and changes to behavior intended to reduce its spread are evolving. Therefore, the full extent to which COVID-19 may impact Company’s results of operations, liquidity or financial position is uncertain. Management continues to monitor the impact that the COVID-19 pandemic is having on the Company and the economies in which the Company operates.
On April 9, 2020, the Company received loan proceeds in the amount of $667,400 (the “PPP Funds”) and entered into a loan agreement with City National Bank pursuant to the CARES Act. The CARES Act was established in order to enable small businesses to pay employees during the economic slowdown caused by COVID-19 by providing forgivable loans to qualifying businesses for up to 2.5 times their average monthly payroll costs. The amount borrowed by the Company under the CARES Act is eligible to be forgiven provided that (a) the Company uses the PPP Funds during the eight week period after receipt thereof, and (b) the PPP Funds are only used to cover payroll costs (including benefits), rent, mortgage interest, and utility costs. The amount of loan forgiveness will be reduced if, among other reasons, the Company does not maintain staffing or payroll levels. Principal and interest payments on any unforgiven portion of the PPP Funds (the “PPP Loan”) will be deferred for six months and will accrue interest at a fixed annual rate of 1.0% and carry a two year maturity date. There is no prepayment penalty on the CARES Act Loan.
Nasdaq Listing
On January 3, 2020, the Company received a letter from the Nasdaq Listing Qualifications department of The Nasdaq Stock Market LLC notifying the Company that it was not in compliance with the requirement of Nasdaq Marketplace Rule 5550(a)(2) for continued inclusion on the NASDAQ Capital Market as a result of the closing bid price for the Company’s common stock being below $1.00 for 30 consecutive business days. This notification has no effect on the listing of the Company’s common shares at this time. In accordance with the Nasdaq Marketplace Rules, the Company was provided with an initial period of 180 calendar days, or until July 1, 2020, to regain compliance, which will require a closing bid price for the Company’s common stock above $1.00 for a minimum of 10 consecutive business days. However, due to recent market turmoil, Nasdaq has filed a rule change tolling the compliance periods for price-based listing requirements through June 30, 2020, extending the Company’s compliance period until September 14, 2020.
Business Advisory Agreement
On February 13, 2020, the Company entered into a business advisory agreement with Torrington Financial Services Ltd (the “Advisor”), a financial adviser to the Company and a participant of the investors party thereto below Offering. As a result of the March 23, 2020 transaction, the Advisor and its related entities who participated in the Offering became a related party of the Company.
Subscription Agreements
On March 23, 2020, the Company entered into subscription agreements by and among the Company and the investors party thereto, including the Advisor, a related party, for the purchase and sale of 725 units (collectively, the “Units” and individually, a “Unit”) for aggregate gross proceeds of up to $725,000 (the “Offering”), with each Unit consisting of (a) a 6% convertible debenture in the principal amount of $1,000, which is convertible at $0.6495 per share into 1,540 common shares of the Company, and (b) a warrant to purchase 1,540 common shares of the Company exercisable at any time on or before the third year anniversary date at an exercise price of $0.60 per share. The warrant includes a provision restricting the warrant holder from exercising it if the aggregate number of common shares held by the warrant holder equals or exceeds 5.0% of the issued and outstanding shares of the Company, calculated on a partially converted basis (i.e., assuming the conversion of all rights to receive common shares of the Company held by the warrant holder).

In connection with the Offering and as compensation for the Advisor’s services, the Company issued to the Advisor convertible debentures equal to $58,000 and convertible into 89,320 common shares and with other terms also substantially the same as the investors. The Company received cash proceeds of $575,000 from the Offering, and a participant of the offering, a related party, paid directly $150,000 to a financial consultant for a prepayment of future services to the Company. The Company intends to use the remaining proceeds from the Offering for general corporate and working capital purposes.
Between April 7, 2020 and April 24, 2020, the Company converted $377,000 of convertible debentures and issued 580,580 common shares of the Company, of which 271,040 common shares were issued to related parties.
Share Purchase Agreement
On April 21, 2020, two investors, one of which was an investor of the above Offering, entered into share purchase agreements to acquire 330,000 common shares of the Company. As a result of this transaction, the investor participating in the Offering will hold enough common shares be classified as a related party of the Company. Originally, the common shares were held by a vendor of the Company subject to the October 2019 related party subscription agreement the Company entered into with such vendor and issued 330,000 common shares of the Company at $1.07 per share to the vendor in exchange for the satisfaction of certain accounts payable. In the second quarter of 2020, the aggregate amount of the obligations owed by the Company to the vendor were reduced by $157,000, the actual cash proceeds received by the vendor from the share purchase agreements.
Securities Purchase Agreement
On April 30, 2020, the Company entered into a Securities Purchase Agreement (the “Securities Purchase Agreement”) with two investors (the “Purchasers“) relating to the issuance and sale, in the aggregate, 1,694,000 shares (the “Shares“) of the Company's to be established Series D Convertible Preferred Stock, no par value and warrants to purchase up to 1,694,000 common shares of the Company in a private placement transaction, in exchange for the assignment to the Company by the investors of certain promissory notes receivable held by the investors in an aggregate amount of $1.1 million. The sale of the Shares to the Purchasers closed on May 6, 2020 (the “Closing“). Under the Securities Purchase Agreement, the Company has made certain customary representations, warranties and covenants.
Subject to certain limitations, the warrants will be exercisable commencing on the six month anniversary of the Closing (the “Initial Exercise Date“) at an exercise price equal to $0.92 per common share, subject to adjustments as provided under the terms of the warrants. The warrants are exercisable for five years from the Initial Exercise Date.
Neither the Shares nor warrants have been registered under the Securities Act of 1933, as amended (the “Securities Act“), and may not be offered or sold in the United States absent registration or an applicable exemption from the registration requirements under the Securities Act and state securities laws.
Series D Preferred Shares
On May 6, 2020, the Company filed of articles of amendment to create a fourth series of preferred shares, being, an unlimited number of Series D Preferred Shares and to provide for the rights, privileges, restrictions and conditions attaching thereto. The Series D Preferred Shares are convertible into our common shares, at a conversion price equal to $0.65, subject to certain anti-dilution adjustments. Each shareholder of the Series D Preferred Shares, may, at any time, convert all or any part of the Series D Preferred Shares provided that after such conversion the common shares issuable, together with all the common shares held by the shareholder in the aggregate would not exceed 9.9% of the total number of outstanding common shares of the Company or in the aggregate no more than 800,000 common shares by all holders of Series D Preferred Shares. The Series D Preferred Shares do not have voting rights.