Form 10-K/A
period 2019-12-31
Sphere 3D Corp
filed 2020-05-15
CIK 1591956

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K/A
(Amendment No.1)
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

EXPLANATORY NOTE
Sphere 3D Corp. (the “Company”) is filing this Amendment No. 1 on Form 10-K/A (this “Amendment No. 1”) to amend its Annual Report on Form 10-K for the year ended December 31, 2019, originally filed with the Securities and Exchange Commission (the “SEC”) on May 13, 2020 (the “Original Form 10-K”), solely to disclose that the Company had filed the Original Form 10-K after the March 30, 2020 deadline applicable to the Company for the filing of a Form 10-K in reliance on the 45-day extension provided by an order issued by the U.S. Securities and Exchange Commission (the “SEC”) under Section 36 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), dated March 4, 2020 (Release No. 34-88318), as modified and superseded by a new SEC order issued on March 25, 2020 (Release No. 34-88465) (collectively, the “Order”).
On March 30, 2020, the Company filed a Current Report on Form 8-K to indicate its intention to rely on the Order for such extension. Consistent with the Company’s statements made in the Form 8-K, the Company was unable to file the Original Form 10-K until May 13, 2020, and therefore relied on the Order due to circumstances related to COVID-19. In particular, the remote work environment caused by the COVID-19 pandemic resulted in disruptions in the Company’s ability to complete its remaining accounting and internal review processes for the year ended December 31, 2019 and provide its auditors with timely access to its original books and records to complete their audit procedures in a timely manner. Substantially all of the Company’s accounting staff working on the Original Form 10-K and all members of the independent auditors were at the time and still are exclusively working remotely, which made it more difficult for the Company to complete the Original Form 10-K in a timely fashion.
In accordance with Rules 12b-15 and 13a-14 under the Exchange Act, the Company has also amended Part IV, Item 15 to include currently dated certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 from the Company’s principal executive officer and principal financial officer. Because no financial statements have been included in this Amendment No. 1 and this Amendment No. 1 does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation S-K, paragraphs 3, 4 and 5 of the certifications have been omitted. Similarly, because no financial statements have been included in this Amendment No. 1, certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 have been omitted.
Except as described above, this Amendment No. 1 does not amend, modify or update the information in, or exhibits to, the Original Form 10-K, and we have not updated disclosures included therein to reflect any subsequent events. This Amendment No. 1 should be read in conjunction with the Original Form 10-K and with our other filings made with the SEC subsequent to the filing of the Original Form 10-K.

Item 15. Exhibits and Financial Statement Schedules

Exhibit Number	Description
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Date: May 15, 2020
SPHERE 3D CORP.
By: /s/ Kurt L. Kalbfleisch
Kurt L. Kalbfleisch
Chief Financial Officer