Form 10-Q
period 2020-03-31
Sphere 3D Corp
filed 2020-06-24
CIK 1591956

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2020
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
(858) 751-5555
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
Large accelerated filer ☐             Accelerated filer ☐
Non-accelerated filer ☐                 Smaller reporting company ☒
(Do not check if a smaller reporting company)    Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐
As of June 19, 2020, there were 5,527,405 shares of the registrant’s common stock outstanding.

EXPLANATORY NOTE
Reliance on SEC Relief from Filing Requirements
The Company is filing this Current Report on Form 10-Q in reliance upon the Order of the Commission dated March 25, 2020 (Release No. 34-88465) (the “Order”) permitting the delay of certain filings required under the Securities and Exchange Act of 1934, as amended. The Company filed its Current Report on Form 8-K on May 14, 2020, indicating its intent to rely upon the Order and that it required additional time to review and prepare certain information in its financial statements following delays resulting from the COVID-19 pandemic related challenges.

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements.
Sphere 3D Corp.
Condensed Consolidated Statements of Operations
(in thousands of U.S. dollars, except share and per share amounts)

	Three Months Ended March 31,
	2020	2019

	(Unaudited)
Revenue	$1,010	$2,130
Cost of revenue	547	1,435
Gross profit	463	695
Operating expenses:
Sales and marketing	304	453
Research and development	339	697
General and administrative	984	1,252
	1,627	2,402
Loss from operations	(1,164)	(1,707)
Other income (expense):
Interest expense, related party	—	(142)
Interest expense	(9)	(3)
Other income, net	70	8
Net loss	(1,103)	(1,844)
Net loss per share:
Basic and diluted	$(0.28)	$(0.82)
Shares used in computing net loss per share:
Basic and diluted	3,947,657	2,236,590
See accompanying notes to condensed consolidated financial statements.

Sphere 3D Corp.
Condensed Consolidated Statements of Comprehensive Loss
(in thousands of U.S. dollars)

	Three Months Ended March 31,
	2020	2019

	(Unaudited)
Net loss	$(1,103)	$(1,844)
Other comprehensive (loss) income:
Foreign currency translation adjustment	(71)	40
Total other comprehensive (loss) income	(71)	40
Comprehensive loss	$(1,174)	$(1,804)
See accompanying notes to condensed consolidated financial statements.

Sphere 3D Corp.
Condensed Consolidated Balance Sheets
(in thousands of U.S. dollars, except shares)

	March 31, 2020	December 31, 2019

Assets	(Unaudited)
Current assets:
Cash and cash equivalents	$285	$149
Accounts receivable, net	335	369
Inventories	694	753
Other current assets	666	670
Total current assets	1,980	1,941
Investment in affiliate	2,100	2,100
Intangible assets, net	1,976	2,301
Goodwill	1,385	1,385
Other assets	616	679
Total assets	$8,057	$8,406
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$4,151	$4,113
Accrued liabilities	659	475
Accrued payroll and employee compensation	339	340
Deferred revenue	914	1,069
Line of credit	491	491
Other current liabilities	196	158
Total current liabilities	6,750	6,646
Deferred revenue, long-term	365	485
Convertible debt	375	—
Convertible debt-related party	350	—
Other non-current liabilities	16	35
Total liabilities	7,856	7,166
Commitments and contingencies (Note 13)
Shareholders’ equity:
Preferred shares, no par value, unlimited shares authorized, 8,443,778 shares issued and outstanding at both March 31, 2020 and December 31, 2019	8,444	8,444
Common shares, no par value; unlimited shares authorized, 4,016,825 and 3,850,105 shares issued and outstanding as of March 31, 2020 and December 31, 2019, respectively	186,296	186,161
Accumulated other comprehensive loss	(1,840)	(1,769)
Accumulated deficit	(192,699)	(191,596)
Total shareholders’ equity	201	1,240
Total liabilities and shareholders’ equity	$8,057	$8,406
See accompanying notes to condensed consolidated financial statements.

Sphere 3D Corp.
Condensed Consolidated Statements of Cash Flows
(in thousands of U.S. dollars)

	Three Months Ended March 31,
	2020	2019

Operating activities:	(Unaudited)
Net loss	$(1,103)	$(1,844)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	247	267
Share-based compensation	5	124
Preferred shares interest expense-related party	—	130
Changes in operating assets and liabilities:
Accounts receivable	34	282
Inventories	59	(16)
Accounts payable and accrued liabilities	363	70
Accrued payroll and employee compensation	8	(62)
Deferred revenue	(276)	(191)
Other assets and liabilities, net	224	250
Net cash used in operating activities	(439)	(990)
Financing activities:
Proceeds from convertible debt	375	—
Proceeds from convertible debt-related party	200	—
Proceeds from debt - related party	—	523
Proceeds from line of credit, net	—	265
Net cash provided by financing activities	575	788
Net increase (decrease) in cash and cash equivalents	136	(202)
Cash and cash equivalents, beginning of period	149	341
Cash and cash equivalents, end of period	$285	$139

Supplemental disclosures of cash flow information:
Cash paid for interest	$32	$10
Supplemental disclosures of non-cash financing activities:
Issuance of convertible debt-related party for prepaid business advisory services	$150	$—
Issuance of common shares for settlement of liabilities	$130	$—
Issuance of common shares for settlement of related party liabilities	$—	$105
See accompanying notes to condensed consolidated financial statements.

Sphere 3D Corp.
Consolidated Statements of Shareholders’ Equity (Deficit)
(in thousands of U.S. dollars, except shares)
(unaudited)

	Preferred Shares		Common Shares		Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Shareholders' Equity
	Shares	Amount	Shares	Amount
Balance at January 1, 2020	8,443,778	$8,444	3,850,105	$186,161	$(1,769)	$(191,596)	$1,240
Issuance of common shares pursuant to the vesting of restricted stock units	—	—	20,420	—	—	—	—
Issuance of restricted stock awards for the settlement of liabilities	—	—	146,300	130	—	—	130
Share-based compensation	—	—	—	5	—	—	5
Other comprehensive income	—	—	—	—	(71)	—	(71)
Net loss	—	—	—	—	—	(1,103)	(1,103)
Balance at March 31, 2020	8,443,778	$8,444	4,016,825	$186,296	$(1,840)	$(192,699)	$201

	Preferred Shares		Common Shares		Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Shareholders' Deficit
	Shares	Amount	Shares	Amount
Balance at January 1, 2019	—	$—	2,219,141	$183,524	$(1,816)	$(187,315)	$(5,607)
Issuance of common shares pursuant to the vesting of restricted stock units	—	—	38,930	—	—	—	—
Issuance of restricted stock awards for the settlement of liabilities	—	—	42,000	105	—	—	105
Share-based compensation	—	—	—	124	—	—	124
Other comprehensive income	—	—	—	—	40	—	40
Net loss	—	—	—	—	—	(1,844)	(1,844)
Balance at March 31, 2019	—	$—	2,300,071	$183,753	$(1,776)	$(189,159)	$(7,182)

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
The Company incurred losses from operations and negative cash flows from operating activities for the three months ended March 31, 2020, and such losses may continue for the foreseeable future. Based upon the Company's current expectations and projections for the next year, the Company believes that it will not have sufficient liquidity necessary to sustain operations beyond August 31, 2020. These factors, among others, raise substantial doubt that the Company will be able to continue as a going concern. The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

2.	Significant Accounting Policies
Principles of Consolidation
The condensed consolidated financial statements of the Company have been prepared by management in accordance with accounting principles generally accepted in the United States of America (“GAAP”), applied on a basis consistent for all periods. Accordingly, they do not include all of the information and disclosures required by U.S. GAAP for a complete set of financial statements. These condensed consolidated financial statements and notes thereto should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, filed with the SEC on May 13, 2020. In the opinion of management, all adjustments of a normal recurring nature considered necessary for a fair presentation have been included. The results of operations of any interim period are not necessarily indicative of the results of operations to be expected for the full fiscal year. These condensed consolidated financial statements include the accounts of the Company and its subsidiaries, all of which are wholly owned. All intercompany balances and transactions have been appropriately eliminated in consolidation.
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
Foreign Currency Translation
The financial statements of foreign subsidiaries, for which the functional currency is the local currency, are translated into U.S. dollars using the exchange rate at the consolidated balance sheet date for assets and liabilities and a weighted-average exchange rate during the year for revenue, expenses, gains and losses. Translation adjustments are recorded as other comprehensive income (loss) within shareholders’ equity. Gains or losses from foreign currency transactions are recognized in the condensed consolidated statements of operations. Such transactions resulted in a gain of $9,000 and loss of $22,000 in the three months ended March 31, 2020 and 2019, respectively.
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
Research and Development Costs
Research and development expenses include payroll, employee benefits, share-based compensation expense, and other headcount-related expenses associated with product development. Research and development expenses also include third-party development and programming costs.
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
Recently Adopted Accounting Pronouncements
In August 2018, the FASB issued Accounting Standards Update (“ASU”) No. 2018-13, Fair Value Measurement (Topic 820) (“ASU 2018-13”). The new guidance removes, modifies and adds to certain disclosure requirements on fair value measurements in Topic 820, Fair Value Measurement. The update is effective for annual reporting periods, including interim periods, beginning after December 15, 2019. The adoption of the new standard did not have an effect on our financial position, results of operations or cash flows.
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

3.	Certain Balance Sheet Items
The following table summarizes inventories (in thousands):

	March 31, 2020	December 31, 2019
Raw materials	$124	$92
Work in process	165	137
Finished goods	405	524
	$694	$753
The following table summarizes other current assets (in thousands):

	March 31, 2020	December 31, 2019
Transition service agreement	$168	$345
Deferred cost - service contracts	115	118
Prepaid insurance and services	378	207
Other	5	—
	$666	$670

The following table summarizes other assets (in thousands):

	March 31, 2020	December 31, 2019
Prepaid insurance and services	$486	$519
Deferred cost – service contracts	125	154
Other	5	6
	$616	$679

4.	Intangible Assets
The following table summarizes intangible assets, net (in thousands):

	March 31, 2020	December 31, 2019
Developed technology	$13,323	$13,323
Channel partner relationships	730	730
Capitalized development costs(1)	2,779	3,047
Customer relationships	380	380
	17,212	17,480
Accumulated amortization:
Developed technology	(12,803)	(12,682)
Channel partner relationships	(385)	(355)
Capitalized development costs(1)	(1,997)	(2,094)
Customer relationships	(331)	(328)
	(15,516)	(15,459)
Total finite-lived assets, net	1,696	2,021
Indefinite-lived intangible assets - trade names	280	280
Total intangible assets, net	$1,976	$2,301
________________

(1)	Includes the impact of foreign currency exchange rate fluctuations.
Amortization expense of intangible assets was $246,000 and $266,000 during the three months ended March 31, 2020 and 2019, respectively. Estimated amortization expense for intangible assets is expected to be approximately $665,000 for the remainder of 2020 and $480,000, $342,000, $34,000, $12,000, and $11,000 in fiscal 2021, 2022, 2023, 2024 and 2025, respectively.

5.	Investment in Affiliate
In November 2018, in connection with the divestiture of Overland, the Company received 1,879,699 Silicon Valley Technology Partners (“SVTP”) Preferred Shares representing 19.9% of the outstanding shares of capital stock of SVTP with a fair value of $2.1 million. The fair value of this investment was estimated using discounted cash flows and consideration of the Exchange Agreement described below. The Company concluded it does not have a significant influence over the investee. There were no known identified events or changes in circumstances that may have a significant adverse effect on the fair value of the investment at March 31, 2020.
In November 2018, the Company also entered into an Exchange and Buy-Out Agreement (the “Exchange Agreement”), between the Company, FBC Holdings, SVTP, and MF Ventures LLC (“MFV”). Under the terms of the Exchange Agreement, (i) the Company granted FBC Holdings the right to exchange up to 2,500,000 of the Company’s Series B Preferred Shares held by FBC Holdings for up to all of the SVTP Preferred Shares held by the Company (the “Exchange Right”), with such Exchange Right expiring within two years of the November 2018 closing.
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

6.	Debt
Convertible Debt
On February 13, 2020, the Company entered into a business advisory agreement with Torrington Financial Services Ltd (“Torrington”), a financial adviser to the Company. As a result of the March 23, 2020 transaction, Torrington and its entity under common control, Lallande Poydras Investment Partnership (“Lallande”), both participated in the below offering and are classified as a related party of the Company.
On March 23, 2020, the Company entered into subscription agreements by and among the Company and the investors party thereto, including Torrington and Lallande, for the purchase and sale of 725 units (collectively, the “Units” and individually, a “Unit”) for aggregate gross proceeds of $725,000 with each Unit consisting of (a) a 6.0% convertible debenture in the principal amount of $1,000, which is convertible at $0.6495 per share into 1,540 common shares of the Company, and (b) a warrant to purchase 1,540 common shares of the Company exercisable at any time on or before the third year anniversary date at an exercise price of $0.60 per share. The warrant includes a provision restricting the warrant holder from exercising it if the aggregate number of common shares held by the warrant holder equals or exceeds 5.0% of the issued and outstanding shares of the Company, calculated on a partially converted basis (i.e., assuming the conversion of all rights to receive common shares of the Company held by the warrant holder). All values are assigned to the debts and no value has been assigned to the equity component. Torrington and Lallande participated in the offering and in the aggregate purchased 200 units, as well as for compensation for Torrington’s services, the Company issued to Torrington convertible debentures equal to $58,000 and convertible into 89,320 common shares and a warrant for the purchase of 89,320 shares, with other terms substantially the same as the investors. The Company received cash proceeds of $575,000 from the offering, and a participant of the offering paid on the Company’s behalf $150,000 directly to a business advisor for a prepayment of future services to the Company. The Company intends to use the remaining proceeds from the offering for general corporate and working capital purposes.

Line of credit
The Company has a line of credit agreement with a bank with a maximum borrowing limit, effective July 2, 2019, of $500,000. Borrowings under this agreement bear interest at a rate of 6.5% per annum. The line of credit expires on September 19, 2020. Borrowings under the line of credit are secured by the inventory and accounts receivable balances of the Company. At March 31, 2020, the outstanding balance was $491,000.
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
Series C Preferred Shares
On October 30, 2019, the directors of the Company passed a resolution authorizing the filing of articles of amendment to create a third series of preferred shares, being, an unlimited number of Series C Preferred Shares and to provide for the rights, privileges, restrictions and conditions attaching thereto. On November 6, 2019, the Company filed the Articles of Amendment to create the Series C Preferred Shares. Pursuant to the articles of amendment governing the rights and preferences of outstanding shares of Series C Preferred Shares, each preferred share, subject to prior shareholder approval, are convertible into our common shares, at a conversion rate in effect on the date of conversion. Overland, a related party and the sole shareholder of the Series C Preferred Shares, agreed that it would not exercise its conversion right with respect to its Series C Preferred Shares until the earlier of (i) October 31, 2020 and (ii) such time that we file for bankruptcy or an involuntary petition for bankruptcy is filed against us (unless such petition is dismissed or discharged within 30 days) provided that after such conversion the common shares issuable, together with the aggregate common shares held by Overland would not exceed 19.9% of the total number of outstanding common shares of the Company. At March 31, 2020, the Company has issued and outstanding 1,600,000 Series C Preferred Shares of the Company valued at $1.00 per share.

Series B Preferred Shares
In July 2019, the Company filed articles of amendment to create a second series of preferred shares, being, an unlimited number of Series B Preferred Shares and to provide for the rights, privileges, restrictions and conditions attaching thereto. In July 2019, following the filing of the Articles of Amendment to create the Series B Preferred Shares, the Company entered into a share exchange agreement (the “Share Exchange Agreement”) with FBC Holdings to exchange 6,500,000 Series A Preferred Shares held by FBC Holdings for 6,500,000 Series B Preferred Shares. The outstanding Series B Preferred Shares may be redeemed at any time and from time to time after December 19, 2019 at the option of the Company.
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
For the three months ended March 31, 2020 and 2019, there was related party interest expense of none and $130,000, respectively, related to Series A Preferred Shares dividends.
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

9.	Share Capital
In October 2019, the Company entered into a share purchase agreement and issued 149,500 common shares of the Company at $1.19 per share to a supplier in exchange for the satisfaction of certain accounts payable. The aggregate amount of the obligations shall be reduced by the cash proceeds actually received by the supplier from the sale of the common shares. On May 26, 2020, the Company received notification of the sale of common shares had been settled and the Company received a reduction to its outstanding accounts payable of $299,000.
In October 2019, the Company entered into a share purchase agreement with a related party supplier of the Company and issued 330,000 common shares of the Company at $1.07 per share to the supplier in exchange for the satisfaction of certain accounts payable. The aggregate amount of the obligations shall be reduced by the cash proceeds actually received by the supplier from the sale of the common shares. On April 21, 2020, the Company received notification of the sale of common shares had been settled and the Company received a reduction to its outstanding accounts payable of $157,000.
In August 2019, the Company entered into a purchase agreement for a private placement to issue 251,823 common shares of the Company, of which 175,765 common shares have been issued at a purchase price of $1.29 per share for gross proceeds of $325,000. The remaining 76,058 common shares are pending issuance due to the Company not receiving the information necessary to issue the common shares. The Company used the proceeds from the offering for general corporate and working capital purposes.
Warrants
At March 31, 2020, the Company had the following outstanding warrants to purchase common shares:

Date issued	Contractual life (years)	Exercise price	Number outstanding		Expiration
May 2015	5	$800.00	4,200		May 31, 2020
October 2015	5	$466.00	2,010		October 14, 2020
December 2015	5	$500.00	5,138		December 15, 2020
December 2015	5	$216.00	7,500		December 4, 2020
March 2016	5	$500.00	150		March 4, 2021
August 2017	5	$42.00	37,500		August 11, 2022
August 2017	5	$42.00	11,876		August 16, 2022
August 2017	5	$42.00	25,625		August 22, 2022
April 2018	5	$5.60	111,563		April 17, 2023
March 2020	3	$0.60	1,205,820		March 23, 2023
			1,411,382	(1)
_______________

(1)	Includes warrants to purchase up to 628,320 common shares, in the aggregate, outstanding to related parties at March 31, 2020.

10.	Equity Incentive Plans
During the three months ended March 31, 2020 and 2019, the Company granted awards of restricted stock units of none and 100,000, respectively, of which the 100,000 granted in 2019 were outside of the 2015 Performance Incentive Plan. The restricted stock units were recorded at fair value on the date of grant. Restricted stock units typically vest over a period of approximately three years. The restricted stock units granted outside of the 2015 Performance Incentive Plan are fully vested.
Restricted Stock Awards
During the three months ended March 31, 2020 and 2019, the Company granted restricted stock awards (“RSA”) in lieu of cash payment for services performed. The estimated fair value of the RSAs was based on the market value of the Company’s common shares on the date of grant. During the three months ended March 31, 2020 and 2019, the Company granted RSAs of 146,300 and 42,000, respectively, with a fair value of $130,000 and $105,000, respectively.
Share-Based Compensation Expense
The Company recorded the following compensation expense related to its share-based compensation awards:

	Three Months Ended March 31,
	2020	2019
Cost of sales	$—	$693
Sales and marketing	2,014	10,313
Research and development	2,532	18,471
General and administrative	—	94,565
Total share-based compensation expense	$4,546	$124,042
As of March 31, 2020, there was no unrecognized compensation expense related to equity-based compensation awards.

11.	Net Loss per Share
Basic net loss per share is computed by dividing net loss applicable to common shareholders by the weighted-average number of common shares outstanding during the period. For all periods presented, there is no difference in the number of shares used to calculate basic and diluted shares outstanding due to the Company’s net loss position.
Anti-dilutive common share equivalents excluded from the computation of diluted net loss per share were as follows:

	Three Months Ended March 31,
	2020	2019
Common share purchase warrants	1,411,382	205,687
Convertible debt	1,116,500	—
Restricted stock not yet vested or released	—	114,066
Options outstanding	1,175	10,298

12.	Related Party Transactions
In October 2019, the Company entered into a conversion agreement by and among the Company, HVE and Overland under which Overland agreed to convert the following debt, accrued payables and prepayment of future goods and services into 1,600,000 Series C Preferred Shares of the Company valued at $1.00 per share: (i) principal and accrued interest of $520,000 under the Secured Promissory Note dated November 13, 2018 by and among the Company, HVE and Overland; (ii) accrued fees of $632,000 under the TSA dated November 13, 2018 by and among the Company and Overland; and (iii) prepayment of $448,000 for future goods and services under the TSA. As of March 31, 2020 and December 31, 2019, prepaid assets included $168,000 and $345,000, respectively, for prepayment of services under the TSA.
In November 2018, the Company entered into a TSA to facilitate an orderly transition process for the divestiture of Overland. The TSA has terms ranging from up to 24 months depending on the service. Net expense incurred by the Company related to such agreement was approximately $172,000 and $81,000 during the three months ended March 31, 2020 and 2019, respectively.
As of March 31, 2020 and December 31, 2019, accounts payable and accrued liabilities included $1,000 and none, respectively, due to related parties.

13.	Commitments and Contingencies
Letters of credit
During the ordinary course of business, the Company provides standby letters of credit to third parties as required for certain transactions initiated by the Company. As of March 31, 2020, the Company had no outstanding standby letters of credit.
Warranty and Extended Warranty
The Company had $0.2 million and $0.3 million in deferred costs included in other current and non-current assets related to deferred service revenue at March 31, 2020 and December 31, 2019, respectively. Changes in the liability for product warranty and deferred revenue associated with extended warranties and service contracts were as follows (in thousands):

Deferred Revenue
Liability at January 1, 2020	$1,109
Settlements made during the period	(271)
Change in liability for warranties issued during the period	119
Change in liability for pre-existing warranties	—
Liability at March 31, 2020	$957
Current liability	593
Non-current liability	364
Liability at March 31, 2020	$957

Litigation
The Company is, from time to time, subject to claims and suits arising in the ordinary course of business. In the opinion of management, the ultimate resolution of such pending proceedings will not have a material effect on the Company’s results of operations, financial position or cash flows.
In January 2018, Mr. Vito Lupis filed a statement of claim in the Ontario Court of Justice alleging, among other things, breach of contracts, deceit and negligence against Mr. Giovanni J. Morelli, a former officer of the Company, and vicarious liability against the Company, in connection with stock purchase agreements and other related agreements that would have been entered into between Mr. Lupis and the Company in 2012. In March 2019, the Company and Mr. Lupis entered into a settlement agreement pursuant to which the Company has agreed to pay Mr. Lupis certain consideration, which is included in general and administrative expense, in exchange for a dismissal of the action. Currently, the Company has a judgment against it for the outstanding balance of the settlement.
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
On October 22, 2019, UD Trust filed an amended complaint in the Delaware Bankruptcy Court. The amended complaint includes all of the claims and parties in the original complaint first filed in October 2015 in the Utah Bankruptcy Court as well as the claims and additional parties in the California Complaint. We continue to believe this lawsuit to be without merit and intend to vigorously defend against the action. On February 10, 2020, we filed a renewed motion seeking to dismiss the majority of the claims asserted by the UD Trust in the amended complaint. On that same day, we also filed a counterclaim against the UD Trust in which we allege that V3 breached numerous provisions of the APA. The Company’s current and former officers and directors that were named as defendants in the amended complaint as well as the Cyrus Group all filed motions seeking to dismiss all claims that the UD Trust alleged against them. The parties are currently completing briefing of these matters.

14.	Subsequent Events
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
On April 21, 2020, two investors entered into share purchase agreements with a related party of the Company to acquire in the aggregate 330,000 common shares of the Company. As a result of this transaction, 1542082 Ontario Limited (“1542082 Ontario”), an investor participating in the March 23, 2020 offering, will hold enough common shares of the Company be classified as a related party. 1542082 Ontario acquired 120,000 common shares of the Company in this transaction. In March 2020, 1542082 Ontario, paid on the Company’s behalf $150,000 directly to a business advisor for a prepayment of future services to the Company.
Between April 7, 2020 and April 24, 2020, the Company converted $377,000 of convertible debt and issued 580,580 common shares of the Company, of which $176,000 of debt converted was held by related parties, and they were issued in the aggregate 271,040 common shares.
On April 24, 2020, the Company entered into a consulting agreement (the “ROK Consulting Agreement”) with ROK Consulting Inc. (“ROK”) to provide consulting services to the Company in the area of corporate finance, investor communications and financial and investor public relations. As compensation for ROK’s services to be provided pursuant to the ROK Consulting Agreement, in addition to cash compensation, the Company has agreed to issue to ROK 375,000 common shares of the Company, 150,000 of such shares were due at signing of the ROK Consulting Agreement, while the remaining 225,000 shares are to be issued upon the completion of the three-month term of the ROK Consulting Agreement. On June 19, 2020, the Company issued 150,000 common shares of the Company with a fair value of $360,000 to ROK per the terms of the ROK Consulting Agreement.
On April 30, 2020, the Company entered into a Securities Purchase Agreement (the “Securities Purchase Agreement”) with two investors (the “Purchasers“) relating to the issuance and sale, in the aggregate, of 1,694,000 shares (the “Shares“) of the Company's subsequently established Series D Convertible Preferred Shares, no par value and warrants to purchase up to 1,694,000 common shares of the Company in a private placement transaction, in exchange for the assignment to the Company by the investors of certain promissory notes receivable held by the investors in an aggregate amount of $1.1 million. Subject to certain limitations, the warrants will be exercisable commencing on the six month anniversary at an exercise price equal to $0.92 per common share, subject to adjustments as provided under the terms of the warrants, and are exercisable for a five years period. The warrants include a provision restricting the warrant holder from exercising it if the aggregate number of common shares held by the warrant holder equals or exceeds 5.0% of the issued and outstanding shares of the Company, calculated on a partially converted basis (i.e., assuming the conversion of all rights to receive common shares of the Company held by the warrant holder). On May 25, 2020, the Company converted 450,000 shares of the Series D Preferred Shares and issued 450,000 common shares of the Company. As a result of the conversion, one of the Purchasers, Gora Consulting Corp. (“Gora”) is classified as a related party to the Company. Gora participated in the Securities Purchase Agreement by acquiring 847,000 Shares and warrants to purchase 847,000 common shares, in exchange for the assignment to the Company certain promissory notes receivable held by Gora in an aggregate amount of $550,000. On May 25, 2020, Gora was issued 225,000 common shares. In addition, on April 21, 2020, the sole owner of Gora entered into a share purchase agreement with an employee of the Company and acquired 211,745 common shares of the Company.

On May 6, 2020, the Company filed articles of amendment to create a fourth series of preferred shares, being, an unlimited number of Series D Preferred Shares and to provide for the rights, privileges, restrictions and conditions attaching thereto. The Series D Preferred Shares are convertible into our common shares, at a conversion price equal to $0.65, subject to certain anti-dilution adjustments. Each shareholder of the Series D Preferred Shares, may, at any time, convert all or any part of the Series D Preferred Shares provided that after such conversion the common shares issuable, together with all the common shares held by the shareholder in the aggregate would not exceed 9.9% of the total number of outstanding common shares of the Company or in the aggregate no more than 800,000 common shares by all holders of Series D Preferred Shares. The Series D Preferred Shares do not have voting rights.
On May 15, 2020, the Company entered into an equity purchase agreement and registration rights agreement with Oasis Capital, LLC (“Oasis Capital”), to purchase from the Company up to $11.0 million common shares of the Company. Under the purchase agreement, the Company has the right to sell up to $11.0 million of its common shares to Oasis Capital over a 36-month period, upon satisfaction of the conditions in the Agreement, including the effectiveness of a resale registration statement being filed on Form S-1. The Company will control the timing and amount of any sales to Oasis Capital, and Oasis Capital is obligated to make purchases in accordance with the purchase agreement, upon certain terms and conditions being met. The purchase agreement, which contains a floor price of $1.58 per common share, allows the Company to fund its needs in a more expedient and cost-effective manner, on the pricing terms set forth in the purchase agreement. The equity line is designed to provide capital to the company as it is required.
On June 1, 2020, the Company entered into a consulting agreement with GROUPE PARAMEUS CORP (“GROUPE P”) to provide consulting services for one year to the Company in the area of corporate finance, investor communications and financial and investor public relations. As compensation for GROUPE P’s services to be provided pursuant to the consulting agreement, in addition to a prepayment of $150,000 in cash, the Company granted 100,000 restricted stock awards, 100,000 common shares of the Company pursuant to the terms of Regulation D under the Securities Act of 1933, and a non-qualified stock option for the purchase of 50,000 common shares at an exercise price of $2.52 per share with a vest period over six months. On June 16, 2020, the Company issued 200,000 common shares to GROUPE P with a fair value of $504,000.
In the second quarter of 2020, the Company entered into various other consulting agreements for business advisory services. On June 16, 2020, the Company granted 130,000 of restricted stock awards and issued 130,000 common shares of the Company with a fair value of $327,000 in lieu of cash payment to certain business advisors for future services to be performed. The Company granted to the same business advisors, in the aggregate, non-qualified stock options for the purchase of 80,000 common shares with an exercise price of $2.52 per share for future services to be performed for the Company.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
The following quarterly management’s discussion and analysis (“MD&A”) should be read in conjunction with our unaudited condensed consolidated financial statements and the accompanying notes of Sphere 3D Corp. (the “Company”) for the three months ended March 31, 2020. The condensed consolidated financial statements have been presented in United States (“U.S.”) dollars and have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). Unless the context otherwise requires, any reference to the “Company,” “Sphere 3D,” “we,” “our,” “us” or similar terms refers to Sphere 3D Corp. and its subsidiaries. Unless otherwise indicated, all references to “$” and “dollars” in this discussion and analysis mean U.S. dollars.
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

Nasdaq Listing
On November 12, 2018, we received a letter from the Nasdaq Listing Qualifications department of The Nasdaq Stock Market LLC notifying us that we were not in compliance with the requirement of Nasdaq Marketplace Rule 5550(b)(1) for continued inclusion on the NASDAQ Capital Market because the Company’s stockholders’ equity was below the required minimum of $2.5 million. On May 14, 2019, we received written notification from The NASDAQ Stock Market, LLC notifying us that we had not regained compliance with the minimum value of the Company’s stockholders’ equity of $2.5 million. On November 6, 2019, the Company received notification from the Nasdaq Hearings Panel (the “Panel”) that the Company has regained compliance with the $2.5 million stockholders’ equity requirement based on the Company’s disclosures contained in its Form 8-K filed with the Securities and Exchange Commission on November 1, 2019. The Panel further advised that if the Company again falls below the $2.5 million stockholders’ equity requirement on or before November 1, 2020, the Company will be notified of such non-compliance and will at that time be afforded a hearing before the Panel, which could result in the Company’s delisting.
On January 3, 2020, the Company received a letter from the Nasdaq Listing Qualifications department of The Nasdaq Stock Market LLC notifying the Company that it was not in compliance with the requirement of Nasdaq Marketplace Rule 5550(a)(2) for continued inclusion on the NASDAQ Capital Market as a result of the closing bid price for the Company’s common stock being below $1.00 for 30 consecutive business days. This notification has no effect on the listing of the Company’s common shares at this time. On May 19, 2020, we received notification from Nasdaq that we had regained compliance with Marketplace Rule 5550(a)(2), as the closing price of our common stock was at least equal to $1.00 per share for each of the ten consecutive business days between May 4, 2020 and May 18, 2020.
First Quarter of 2020 and Recent Key Events Include:

•
On June 1, 2020, the Company entered into a consulting agreement with GROUPE PARAMEUS CORP (“GROUPE P”) to provide consulting services for one year to the Company in the area of corporate finance, investor communications and financial and investor public relations. As compensation for GROUPE P’s services to be provided pursuant to the consulting agreement, in addition to a prepayment of $150,000 in cash, the Company granted 100,000 restricted stock awards, 100,000 common shares of the Company pursuant to the terms of Regulation D under the Securities Act of 1933, and a non-qualified stock option for the purchase of 50,000 common shares at an exercise price of $2.52 per share with a vest period over six months. On June 16, 2020, the Company issued 200,000 common shares to GROUPE P with a fair value of $504,000.

•
In the second quarter of 2020, the Company entered into various other consulting agreements for business advisory services. On June 16, 2020, the Company granted 130,000 of restricted stock awards and issued 130,000 common shares of the Company with a fair value of $327,000 in lieu of cash payment to certain business advisors for future services to be performed. The Company granted to the same business advisors, in the aggregate, non-qualified stock options for the purchase of 80,000 common shares with an exercise price of $2.52 per share for future services to be performed for the Company.

•
On May 15, 2020, the Company entered into an equity purchase agreement and registration rights agreement with Oasis Capital, LLC (“Oasis Capital”), to purchase from the Company up to $11.0 million common shares of the Company. Under the purchase agreement, the Company has the right to sell up to $11.0 million of its common shares to Oasis Capital over a 36-month period, upon satisfaction of the conditions in the Agreement, including the effectiveness of a resale registration statement being filed on Form S-1. The Company will control the timing and amount of any sales to Oasis Capital, and Oasis Capital is obligated to make purchases in accordance with the purchase agreement, upon certain terms and conditions being met. The purchase agreement, which contains a floor price of $1.58 per common share, allows the Company to fund its needs in a more expedient and cost-effective manner, on the pricing terms set forth in the purchase agreement. The equity line is designed to provide capital to the company as it is required.

•
On May 6, 2020, the Company filed articles of amendment to create a fourth series of preferred shares, being, an unlimited number of Series D Preferred Shares and to provide for the rights, privileges, restrictions and conditions attaching thereto. The Series D Preferred Shares are convertible into our common shares, at a conversion price equal to $0.65, subject to certain anti-dilution adjustments. Each shareholder of the Series D Preferred Shares, may, at any time, convert all or any part of the Series D Preferred Shares provided that after such conversion the common shares issuable, together with all the common shares held by the shareholder in the aggregate would not exceed 9.9% of the total number of outstanding common shares of the Company or in the aggregate no more than 800,000 common shares by all holders of Series D Preferred Shares. The Series D Preferred Shares do not have voting rights.

•
On April 30, 2020, the Company entered into a Securities Purchase Agreement (the “Securities Purchase Agreement”) with two investors (the “Purchasers“) relating to the issuance and sale, in the aggregate, of 1,694,000 shares (the “Shares“) of the Company's subsequently established Series D Convertible Preferred Shares, no par value and warrants to purchase up to 1,694,000 common shares of the Company in a private placement transaction, in exchange for the assignment to the Company by the investors of certain promissory notes receivable held by the investors in an aggregate amount of $1.1 million. Subject to certain limitations, the warrants will be exercisable commencing on the six month anniversary at an exercise price equal to $0.92 per common share, subject to adjustments as provided under the terms of the warrants, and are exercisable for a five years period. The warrants include a provision restricting the warrant holder from exercising it if the aggregate number of common shares held by the warrant holder equals or exceeds 5.0% of the issued and outstanding shares of the Company, calculated on a partially converted basis (i.e., assuming the conversion of all rights to receive common shares of the Company held by the warrant holder). On May 25, 2020, the Company converted 450,000 shares of the Series D Preferred Shares and issued 450,000 common shares of the Company. As a result of the conversion, one of the Purchasers, Gora Consulting Corp. (“Gora”) is classified as a related party to the Company. Gora participated in the Securities Purchase Agreement by acquiring 847,000 Shares and warrants to purchase 847,000 common shares, in exchange for the assignment to the Company certain promissory notes receivable held by Gora in an aggregate amount of $550,000. On May 25, 2020, Gora was issued 225,000 common shares. In addition, on April 21, 2020, the sole owner of Gora entered into a share purchase agreement with an employee of the Company and acquired 211,745 common shares of the Company.

•
On April 24, 2020, the Company entered into a consulting agreement (the “ROK Consulting Agreement”) with ROK Consulting Inc. (“ROK”) to provide consulting services to the Company in the area of corporate finance, investor communications and financial and investor public relations. As compensation for ROK’s services to be provided pursuant to the ROK Consulting Agreement, in addition to cash compensation, the Company has agreed to issue to ROK 375,000 common shares of the Company, 150,000 of such shares were due at signing of the ROK Consulting Agreement, while the remaining 225,000 shares are to be issued upon the completion of the three month term of the ROK Consulting Agreement. On June 19, 2020, the Company issued 150,000 common shares of the Company to ROK with a fair value of $360,000 per the terms of the ROK Consulting Agreement.

•
On April 21, 2020, two investors entered into share purchase agreements to acquire in the aggregate 330,000 common shares of the Company. As a result of this transaction, 1542082 Ontario Limited (“1542082 Ontario”), an investor participating in the March 23, 2020 offering, will hold enough common shares of the Company be classified as a related party. 1542082 Ontario acquired 120,000 common shares of the Company in this transaction. In March 2020, 1542082 Ontario, paid directly $150,000 to a business advisor on the behalf of the Company for a prepayment of future services to the Company.

•
Between April 7, 2020 and April 24, 2020, the Company converted $377,000 of convertible debt and issued 580,580 common shares of the Company, of which $176,000 of debt converted was held by related parties, and they were issued in the aggregate 271,040 common shares.

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

•
On February 13, 2020, the Company entered into a business advisory agreement with Torrington Financial Services Ltd (“Torrington”), a financial adviser to the Company. As a result of the March 23, 2020 transaction, Torrington and its entity under common control, Lallande Poydras Investment Partnership (“Lallande”), both participated in the below offering and are classified as a related party of the Company. On March 23, 2020, the Company entered into subscription agreements by and among the Company and the investors party thereto, including Torrington and Lallande, for the purchase and sale of 725 units (collectively, the “Units” and individually, a “Unit”) for aggregate gross proceeds of $725,000 with each Unit consisting of (a) a 6.0% convertible debenture in the principal amount of $1,000, which is convertible at $0.6495 per share into 1,540 common shares of the Company, and (b) a warrant to purchase 1,540 common shares of the Company exercisable at any time on or before the third year anniversary date at an exercise price of $0.60 per share. The warrant includes a provision restricting the warrant holder from exercising it if the aggregate number of common shares held by the warrant holder equals or exceeds 5.0% of the issued and outstanding shares of the Company, calculated on a partially converted basis (i.e., assuming the conversion of all rights to receive common shares of the Company held by the warrant holder). Torrington and Lallande participated in the offering and in the aggregate purchased 200 units, as well as for compensation for Torrington’s services, the Company issued to Torrington convertible debentures equal to $58,000 and convertible into 89,320 common shares and a warrant for the purchase of 89,320 shares, with other terms substantially the same as the investors. The Company received cash proceeds of $575,000 from the offering, and a participant of the offering paid directly $150,000 to a financial consultant for a prepayment of future services to the Company. The Company intends to use the remaining proceeds from the offering for general corporate and working capital purposes.

Results of Operations
The following table sets forth certain financial data as a percentage of revenue:

	Three Months Ended March 31,
	2020	2019
Revenue	100.0%	100.0%
Cost of revenue	54.2	67.4
Gross profit	45.8	32.6
Operating expenses:
Sales and marketing	30.1	21.3
Research and development	33.6	32.7
General and administrative	97.4	58.8
	161.1	112.8
Loss from operations	(115.3)	(80.2)
Interest expense	(0.9)	(6.8)
Other income, net	6.9	0.4
Net loss	(109.3)	(86.6)

The First Quarter of 2020 Compared with the First Quarter of 2019
Revenue
We had revenue of $1.0 million during the first quarter of 2020 compared to $2.1 million during the first quarter of 2019. The decrease of $1.1 million is primarily a result of a decrease in product revenue due to a decline in sales units for disk systems from the HVE product line and our Snap product line.
Gross Profit
Gross profit and margin were as follows (in thousands, unless otherwise noted):

	Three Months Ended March 31,
	2020	2019	Change
Gross profit	$463	$695	(33.4)%
Gross margin	45.8%	32.6%	40.5%
In the first quarter of 2020, gross margin increased primarily due to a higher percentage of revenue related to service revenue compared to product revenue.
Operating Expenses
Sales and Marketing Expense
Sales and marketing expenses were $0.3 million and $0.5 million for the first quarter of 2020 and 2019, respectively. The decrease of $0.2 million was primarily due to a decrease in employee and related expenses associated with a lower average headcount.
Research and Development Expense
Research and development expenses were $0.3 million and $0.7 million for the first quarter of 2020 and 2019, respectively. The decrease of $0.4 million was primarily due to a decrease of $0.2 million in employee and related expenses associated with a lower average headcount and a decrease of $0.1 million in outside contractor fees.
General and Administrative Expense
General and administrative expenses were $1.0 million and $1.3 million for the first quarter of 2020 and 2019, respectively. The decrease of $0.3 million was primarily due to a decrease of $0.1 million in auditor and tax related fees and a decrease of $0.1 million in share-based compensation expense.
Liquidity and Capital Resources
We have recurring losses from operations and a net working capital deficiency. Our primary source of cash flow is generated from sales of our disk automation systems and service revenue. We have financed our operations through gross proceeds from private sales of equity securities and with borrowings under our credit facility. At March 31, 2020, we had cash of $285,000 compared to cash of $149,000 at December 31, 2019. As of March 31, 2020, we had a working capital deficit of $4.8 million, reflecting nominal change in current assets and a decrease in current liabilities of $104,000 compared to December 31, 2019. Cash management and preservation continue to be a top priority. We expect to incur negative operating cash flows as we work to maintain and increase our sales volume, and maintain operational efficiencies.
On May 15, 2020, the Company entered into an equity purchase agreement and registration rights agreement with Oasis Capital, LLC (“Oasis Capital”), to purchase from the Company up to $11.0 million common shares of the Company. Under the purchase agreement, the Company has the right to sell up to $11.0 million of its common shares to Oasis Capital over a 36-month period, upon satisfaction of the conditions in the Agreement, including the effectiveness of a resale registration statement being filed on Form S-1. The Company will control the timing and amount of any sales to Oasis Capital, and Oasis Capital is obligated to make purchases in accordance with the purchase agreement, upon certain terms and conditions being met. The purchase agreement, which contains a floor price of $1.58 per common share, allows the Company to fund its needs in a more expedient and cost-effective manner, on the pricing terms set forth in the purchase agreement. The equity line is designed to provide capital to the company as it is required.
Between April 7, 2020 and April 24, 2020, the Company converted $377,000 of convertible debt and issued 580,580 common shares of the Company, of which $176,000 of debt converted was held by related parties, and they were issued in the aggregate 271,040 common shares.
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
On February 13, 2020, the Company entered into a business advisory agreement with Torrington, a financial adviser to the Company. As a result of the March 23, 2020 transaction, Torrington and its entity under common control, Lallande Poydras Investment Partnership (“Lallande”), both participated in the below offering and are classified as a related party of the Company. On March 23, 2020, the Company entered into subscription agreements by and among the Company and the investors party thereto, including Torrington and Lallande, for the purchase and sale of 725 Units for aggregate gross proceeds of $725,000 with each Unit consisting of (a) a 6.0% convertible debenture in the principal amount of $1,000, which is convertible at $0.6495 per share into 1,540 common shares of the Company, and (b) a warrant to purchase 1,540 common shares of the Company exercisable at any time on or before the third year anniversary date at an exercise price of $0.60 per share. The warrant includes a provision restricting the warrant holder from exercising it if the aggregate number of common shares held by the warrant holder equals or exceeds 5.0% of the issued and outstanding shares of the Company, calculated on a partially converted basis (i.e., assuming the conversion of all rights to receive common shares of the Company held by the warrant holder). Torrington and Lallande participated in the offering and in the aggregate purchased 200 units, as well as for compensation for Torrington’s services, the Company issued to Torrington convertible debentures equal to $58,000 and convertible into 89,320 common shares and a warrant for the purchase of 89,320 shares, with other terms substantially the same as the investors. The Company received cash proceeds of $575,000 from the Offering, and a participant of the offering paid directly $150,000 to a financial consultant for a prepayment of future services to the Company. The Company intends to use the remaining proceeds from the offering for general corporate and working capital purposes.
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
As of March 31, 2020, our outstanding debt balance, including accrued interest, was as follows (in thousands):

	Maturity Date	Interest Rate	Amount Outstanding
Convertible debt	3/23/2023	6.0%	$725
Line of credit	9/19/2020	6.5%	$491
All debt and credit facilities are denominated in U.S. dollars. Our credit facility contains standard borrowing conditions and can be recalled by the lenders if certain conditions are not met.
The following table shows a summary of our cash flows (used in) provided by operating activities, investing activities and financing activities (in thousands):

	Three Months Ended March 31,
	2020	2019
Net cash used in operating activities	$(439)	$(990)
Net cash used in investing activities	$—	$—
Net cash provided by financing activities	$575	$788
The use of cash during the first three months of 2020 was primarily a result of our net loss of $1.1 million, offset by $0.3 million in non-cash items, which included share-based compensation, depreciation and amortization.
During the first three months of 2020, we received $0.6 million in net proceeds from convertible debentures, which $0.2 million was from a related party. During the first three months of 2019, we received $0.8 million in proceeds from related party debt and our line of credit.
Off-Balance Sheet Information
During the ordinary course of business, we may provide standby letters of credit to third parties as required for certain transactions initiated by us. As of March 31, 2020, we had no standby letters of credit outstanding.
Critical Accounting Policies and Estimates
The discussion and analysis of our financial position and results of operations is based on our unaudited consolidated interim financial statements included elsewhere in this Form 10-Q, which have been prepared in accordance with accounting principles generally accepted in the United States. We believe certain of our accounting policies are critical to understanding our financial position and results of operations. There have been no significant changes to our critical accounting judgments, policies and estimates as described in our Annual Report on Form 10-K for the year ended December 31, 2019.
Recent Accounting Pronouncements
See Note 2 - Significant Accounting Policies to our condensed consolidated financial statements for information about recent accounting pronouncements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
As a “smaller reporting company”, we are not required to provide the information required by this Item.
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
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the three months ended March 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings.
The Company is, from time to time, subject to claims and suits arising in the ordinary course of business. In the opinion of management, the ultimate resolution of such pending proceedings will not have a material effect on the Company’s results of operations, financial position or cash flows.
In January 2018, Mr. Vito Lupis filed a statement of claim in the Ontario Court of Justice alleging, among other things, breach of contracts, deceit and negligence against Mr. Giovanni J. Morelli, a former officer of the Company, and vicarious liability against the Company, in connection with stock purchase agreements and other related agreements that would have been entered into between Mr. Lupis and the Company in 2012. In March 2019, the Company and Mr. Lupis entered into a settlement agreement pursuant to which the Company has agreed to pay Mr. Lupis certain consideration, which is included in general and administrative expense, in exchange for a dismissal of the action. Currently, the Company has a judgment against it for the outstanding balance of the settlement.
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
On October 22, 2019, UD Trust filed an amended complaint in the Delaware Bankruptcy Court. The amended complaint includes all of the claims and parties in the original complaint first filed in October 2015 in the Utah Bankruptcy Court as well as the claims and additional parties in the California Complaint. We continue to believe this lawsuit to be without merit and intend to vigorously defend against the action. On February 10, 2020, we filed a renewed motion seeking to dismiss the majority of the claims asserted by the UD Trust in the amended complaint. On that same day, we also filed a counterclaim against the UD Trust in which we allege that V3 breached numerous provisions of the APA. The Company’s current and former officers and directors that were named as defendants in the amended complaint as well as the Cyrus Group all filed motions seeking to dismiss all claims that the UD Trust alleged against them. The parties are currently completing briefing of these matters.

Item 1A. Risk Factors.
An investment in our Company involves a high degree of risk. In addition to the risk factors and other information included or incorporated by reference to this report, you should carefully consider each of the risk factors described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019, which is available on SEDAR at www.sedar.com and EDGAR at www.sec.gov. These risks and uncertainties are not the only ones we face. Additional risks and uncertainties not presently known to us or that we currently consider immaterial may also impair our business operations. If any of the risks actually occur, our business and financial results could be harmed and the trading price of our common shares could decline.
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
On January 3, 2020, the Company received a letter from the Nasdaq Listing Qualifications department of The Nasdaq Stock Market LLC notifying the Company that it was not in compliance with the requirement of Nasdaq Marketplace Rule 5550(a)(2) for continued inclusion on the NASDAQ Capital Market as a result of the closing bid price for the Company’s common stock being below $1.00 for 30 consecutive business days. This notification has no effect on the listing of the Company’s common shares at this time. On May 19, 2020, we received notification from Nasdaq that we had regained compliance with Marketplace Rule 5550(a)(2), as the closing price of our common stock was at least equal to $1.00 per share for each of the ten consecutive business days between May 4, 2020 and May 18, 2020.

Sales of common shares issuable upon exercise of outstanding warrants, the conversion of outstanding preferred shares, or the effectiveness of our registration statement may cause the market price of our common shares to decline. Currently outstanding preferred shares could adversely affect the rights of the holders of common shares.
As of June 16, 2020, we have 6,843,778 Series B Preferred Shares, 1,600,000 Series C Preferred Shares and 1,224,000 Series D Preferred Shares outstanding. The conversion of the outstanding Series B, C and D Preferred Shares will result in substantial dilution to our common shareholders. Pursuant to our articles of amalgamation, our Board of Directors has the authority to fix and determine the voting rights, rights of redemption and other rights and preferences of preferred stock.
Pursuant to the articles of amendment governing the rights and preferences of outstanding shares of Series B Preferred Shares, each preferred share (i) subject to prior shareholder approval, are convertible into our common shares, at a conversion rate equal to $1.00 per share, plus accrued and unpaid dividends, divided by an amount equal to 0.85 multiplied by a 15-day volume weighted average price per share of common stock prior to the date the conversion notice is provided, subject to a conversion price floor of $0.80, (ii) if we receive any cash dividends on our equity investment in Silicon Valley Technology Partners, Inc., in an amount equal to such cash dividend received, cumulative cash dividends at a rate of 8% of the Series B Preferred Shares, (iii) after November 13, 2020, fixed, preferential, cumulative cash dividends at the rate of 8% of the Series B Preferred Shares subscription price per year, and (iv) carry a liquidation preference equal to the subscription price per Series B Preferred Share plus any accrued and unpaid dividends.
Pursuant to the articles of amendment governing the rights and preferences of outstanding shares of Series C Preferred Shares, each preferred share, subject to prior shareholder approval, are convertible into our common shares, at a conversion rate in effect on the date of conversion. Overland, the sole holder of the Series C Preferred Shares, may, at any time, convert all or any part of the Series C Preferred Shares provided that after such conversion the common shares issuable, together with all the common shares held by Overland in the aggregate would not exceed 19.9% of the total number of our outstanding common shares. On October 31, 2019, Overland agreed that it would not exercise its conversion right with respect to its Series C Preferred Shares until the earlier of (i) October 31, 2020 and (ii) such time that we file for bankruptcy or an involuntary petition for bankruptcy is filed against us (unless such petition is dismissed or discharged within thirty (30) days).
Pursuant to the articles of amendment governing the rights and preferences of outstanding shares of Series D Preferred Shares, each preferred share is convertible at the option of the holder thereof, into that number of shares of our common stock determined by dividing the Stated Value of such share of Series D Preferred Stock (which is $0.65) by the conversion price. The initial conversion price, which is also $0.65, shall be adjusted in the event that we (i) pay a stock dividend or otherwise make a distribution or distributions payable in shares of our common stock, (ii) subdivide outstanding shares of our common stock into a larger number of shares, (iii) combine (including by way of a reverse stock split) outstanding shares of our common stock into a small number of shares, or (iv) issue, in the event of a reclassification of shares of our common stock, any shares of our capital stock.
 Additionally, as of June 16, 2020 we have warrants outstanding for the purchase of up to 3,101,182 common shares having a weighted-average exercise price of $3.63 per share. The sale of our common shares upon exercise of our outstanding warrants, the conversion of the preferred shares into common shares, or the sale of a significant amount of the common shares issued or issuable upon exercise of the warrants in the open market, or the perception that these sales may occur, could cause the market price of our common shares to decline or become highly volatile.

The sale of our common stock to Oasis Capital may cause substantial dilution to our existing stockholders and the sale of the shares of common stock acquired by Oasis Capital could cause the price of our common stock to decline.
 We have registered for sale 6,962,026 shares of common stock that we may sell to Oasis Capital under the Equity Purchase Agreement. It is anticipated that these shares will be sold over a period of up to approximately 36 months. The number of shares ultimately offered for sale by Oasis Capital is dependent upon the number of shares we elect to sell to Oasis Capital under the Equity Purchase Agreement. Sales by Oasis Capital of shares acquired pursuant to the Equity Purchase Agreement may result in dilution to the interests of other holders of our common stock.

 The sale of a substantial number of shares of our common stock by Oasis Capital, or anticipation of such sales, could cause the trading price of our common stock to decline or make it more difficult for us to sell equity or equity-related securities in the future at a time and at a price that we might otherwise desire. Following the issuance of shares of common stock under the Equity Line, Oasis Capital may offer and resell the shares at a price and time determined by them. This may cause the market price of our common stock to decline, and the timing of sales and the price at which the shares are sold by Oasis Capital could have an adverse effect upon the public market for our common stock.
There is an increased potential for short sales of our common stock due to the sale of shares pursuant to the Equity Purchase Agreement, which could materially affect the market price of our common stock.
 Downward pressure on the market price of our common stock that likely will result from resales of the common stock issued pursuant to the Equity Purchase Agreement could encourage short sales of common stock by market participants other than the selling stockholder. Generally, short selling means selling a security not owned by the seller. The seller is committed to eventually purchase the security previously sold. Short sales are used to capitalize on an expected decline in the security’s price - typically, investors who sell short believe that the price of the stock will fall, and anticipate selling at a price higher than the price at which they will buy the stock. Significant amounts of such short selling could place further downward pressure on the market price of our common stock.

We may not be able to access sufficient funds under the Equity Purchase Agreement with Oasis Capital when needed.
Our ability to sell shares to Oasis Capital and obtain funds under the Equity Purchase Agreement is limited by the terms and conditions in the Equity Purchase Agreement, including restrictions on when we may sell shares to Oasis Capital, restrictions on the amounts we may sell to Oasis Capital at any one time, and a limitation on our ability to sell shares to Oasis Capital to the extent that it would cause Oasis Capital to beneficially own more than 9.99% of our outstanding common stock. In addition, any amounts we sell under the Equity Purchase Agreement may not satisfy all of our funding needs, even if we are able and choose to sell all $11.0 million under the Equity Purchase Agreement.
The extent we rely on Oasis Capital as a source of funding will depend on a number of factors including, the prevailing market price and trading volume of our common shares and the extent to which we are able to secure working capital from other sources. If obtaining sufficient funding from Oasis Capital were to prove unavailable or prohibitively dilutive, we will need to secure another source of funding in order to satisfy our working capital needs. Even if we sell all 6,962,026 Purchase Shares to Oasis Capital, we may still need additional capital to fully implement our business, operating and development plans. Should the financing we require to sustain our working capital needs be unavailable or prohibitively expensive when we require it, the consequences could be a material adverse effect on our business, operating results, financial condition and prospects.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
None.
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
None.

Item 6. Exhibits.

Exhibit		Filed	Incorporated by Reference
Number	Description	Herewith	Form	File No.	Date Filed

3.1	Certificate and Articles of Amalgamation of the Company		6-K	001-36532	3/25/2015

3.2	Certificate of Amendment to the Articles of Amalgamation of the Company		6-K	001-36532	7/17/2017

3.3	Certificate of Amendment to the Articles of Amalgamation of the Company		8-K	001-36532	10/2/2018

3.4	Certificate of Amendment to the Articles of Amalgamation of the Company		8-K	001-36532	10/5/2018

3.5	Certificate of Amendment to the Articles of Amalgamation of the Company		8-K	001-36532	11/5/2018

3.6	Certificate of Amendment to the Articles of Amalgamation of the Company		8-K	001-36532	11/14/2018

3.7	Certificate of Amendment to the Articles of Amalgamation of the Company		8-K	001-36532	7/12/2019

3.8	Certificate of Amendment to the Articles of Amalgamation of the Company		8-K	001-36532	11/8/2019

3.9	Certificate of Amendment to the Articles of Amalgamation of the Company		8-K	001-36532	5/8/2020

3.10	By-Law No. 1, as Amended		6-K	001-36532	7/17/2017

3.11	By-Law No. 2		6-K	001-36532	5/12/2017

4.1	Form of Debenture		8-K	001-36532	3/27/2020

4.2	Form of Warrant		8-K	001-36532	3/27/2020

4.3	Form of Warrant		8-K	001-36532	5/4/2020

10.1	Form of Subscription Agreement		8-K	001-36532	3/27/2020

10.2	Form of Purchase Agreement		8-K	001-36532	5/4/2020

10.3	Extension Letter dated March 3, 2020 between HVE Inc., a subsidiary of Sphere 3D Corp., and Citizens National Bank of Texas.		10-K	001-36532	5/14/2020

10.4	Business Advisory Agreement between Sphere 3D Corp. and Torrington Financial Services Ltd. dated February 13, 2020		10-K	001-36532	5/14/2020

10.5	U.S. Small Business Administration Note dated April 9, 2020 between the Company and Citizens National Bank of Texas		10-K	001-36532	5/14/2020

10.6	Equity Purchase Agreement dated May 15, 2020 between the Company and Oasis Capital, LLC		8-K	001-36532	5/19/2020

10.7	Registration Rights Agreement dated May 15, 2020 between the Company and Oasis Capital, LLC		8-K	001-36532	5/19/2020

10.8	Consulting Agreement dated April 24, 2020 between the Company and ROK Consulting Inc.		S-1	333-238531	5/20/2020

Exhibit		Filed	Incorporated by Reference
Number	Description	Herewith	Form	File No.	Date Filed
10.9	Form of Assignment Agreement dated May 4, 2020	X

10.10	Extension Letter dated June 9, 2020 between HVE Inc., a subsidiary of Sphere 3D Corp., and Citizens National Bank of Texas	X

10.11	Amendment to Equity Purchase Agreement dated June 18, 2020 between the Company and Oasis Capital, LLC	X

10.12	Consulting Agreement dated June 1, 2020 between the Company and GROUPE PARAMEUS CORP	X

31.1	Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

31.2	Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

101.INS	XBRL Instance Document	X

101.SCH	XBRL Taxonomy Extension Schema	X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase	X

101.DEF	XBRL Taxonomy Extension Definition Linkbase	X

101.LAB	XBRL Taxonomy Extension Label Linkbase	X

101.PRE	XBRL Taxonomy Presentation Linkbase	X

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Sphere 3D Corp.

Date:	June 24, 2020	By:	/s/ Peter Tassiopoulos
Peter Tassiopoulos Chief Executive Officer (Principal Executive Officer)