Form 10-Q
period 2020-06-30
Sphere 3D Corp
filed 2020-08-14
CIK 1591956

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2020
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
Large accelerated filer ☐             Accelerated filer ☐
Non-accelerated filer ☐                 Smaller reporting company ☒
(Do not check if a smaller reporting company)    Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐
As of August 10, 2020, there were 6,958,325 shares of the registrant’s common stock outstanding.

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements.
Sphere 3D Corp.
Condensed Consolidated Statements of Operations
(in thousands of U.S. dollars, except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019

	(Unaudited)		(Unaudited)
Revenue	$891	$963	$1,901	$3,093
Cost of revenue	449	718	996	2,153
Gross profit	442	245	905	940
Operating expenses:
Sales and marketing	232	491	536	944
Research and development	344	516	683	1,213
General and administrative	1,832	761	2,816	2,013
	2,408	1,768	4,035	4,170
Loss from operations	(1,966)	(1,523)	(3,130)	(3,230)
Other income (expense):
Interest expense, related party	(118)	(144)	(118)	(286)
Interest expense	(76)	(12)	(85)	(15)
Other income, net	217	14	287	22
Loss before income taxes	(1,943)	(1,665)	(3,046)	(3,509)
Provision for income taxes	3	—	3	—
Net loss	$(1,946)	$(1,665)	$(3,049)	$(3,509)
Net loss per share:
Basic and diluted	$(0.41)	$(0.72)	$(0.70)	$(1.55)
Shares used in computing net loss per share:
Basic and diluted	4,804,562	2,300,469	4,376,108	2,268,706
See accompanying notes to condensed consolidated financial statements.

Sphere 3D Corp.
Condensed Consolidated Statements of Comprehensive Loss
(in thousands of U.S. dollars)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019

	(Unaudited)		(Unaudited)
Net loss	$(1,946)	$(1,665)	$(3,049)	$(3,509)
Other comprehensive income (loss):
Foreign currency translation adjustment	28	2	(43)	42
Total other comprehensive income (loss)	28	2	(43)	42
Comprehensive loss	$(1,918)	$(1,663)	$(3,092)	$(3,467)
See accompanying notes to condensed consolidated financial statements.

Sphere 3D Corp.
Condensed Consolidated Balance Sheets
(in thousands of U.S. dollars, except shares)

	June 30, 2020	December 31, 2019

Assets	(Unaudited)
Current assets:
Cash and cash equivalents	$374	$149
Accounts receivable, net	373	369
Inventories	659	753
Other current assets	2,457	670
Total current assets	3,863	1,941
Investment in affiliate	2,100	2,100
Intangible assets, net	1,772	2,301
Goodwill	1,385	1,385
Other assets	555	679
Total assets	$9,675	$8,406
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$4,217	$4,113
Accrued liabilities	1,118	475
Accrued payroll and employee compensation	424	340
Deferred revenue	775	1,069
Line of credit	489	491
Other current liabilities	186	158
Total current liabilities	7,209	6,646
Deferred revenue, long-term	333	485
Long-term debt	667	—
Convertible debt	141	—
Convertible debt-related party	199	—
Other non-current liabilities	43	35
Total liabilities	8,592	7,166
Commitments and contingencies (Note 13)
Shareholders’ equity:
Preferred shares, no par value, unlimited shares authorized, 9,687,778 and 8,443,778 shares issued and outstanding at June 30, 2020 and December 31, 2019, respectively	9,252	8,444
Common shares, no par value; unlimited shares authorized, 5,557,405 and 3,850,105 shares issued and outstanding as of June 30, 2020 and December 31, 2019, respectively	188,288	186,161
Accumulated other comprehensive loss	(1,812)	(1,769)
Accumulated deficit	(194,645)	(191,596)
Total shareholders’ equity	1,083	1,240
Total liabilities and shareholders’ equity	$9,675	$8,406
See accompanying notes to condensed consolidated financial statements.

Sphere 3D Corp.
Condensed Consolidated Statements of Cash Flows
(in thousands of U.S. dollars)

	Six Months Ended June 30,
	2020	2019
Operating activities:	(Unaudited)
Net loss	$(3,049)	$(3,509)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	484	520
Revaluation of subscription agreements	(79)	—
Amortization of debt issuance costs and discounts	177	—
Share-based compensation	5	240
Preferred shares interest expense-related party	—	261
Changes in operating assets and liabilities:
Accounts receivable	(3)	641
Inventories	94	61
Accounts payable and accrued liabilities	1,166	672
Accrued payroll and employee compensation	88	182
Deferred revenue	(446)	(256)
Other assets and liabilities, net	473	186
Net cash used in operating activities	(1,090)	(1,002)
Financing activities:
Proceeds from long-term debt	667	—
Proceeds from convertible debt	375	—
Proceeds from convertible debt-related party	200	—
Proceeds from exercise of stock options	75	—
Proceeds from debt - related party	—	523
(Payments for) proceeds from line of credit, net	(2)	289
Net cash provided by financing activities	1,315	812
Net increase (decrease) in cash and cash equivalents	225	(190)
Cash and cash equivalents, beginning of period	149	341
Cash and cash equivalents, end of period	$374	$151

Supplemental disclosures of cash flow information:
Cash paid for interest	$17	$19
Supplemental disclosures of non-cash financing activities:
Issuance of common shares for settlement of liabilities	$1,248	$105
Issuance of common stock for conversion of convertible debt	$377	$—
Issuance of common stock for conversion of preferred shares	$292	$—
Issuance of convertible debt-related party for prepaid business advisory services	$150	$—
Issuance of common shares for settlement of related party liabilities	$76	$—
See accompanying notes to condensed consolidated financial statements.

Sphere 3D Corp.
Condensed Consolidated Statements of Shareholders’ Equity (Deficit)
(in thousands of U.S. dollars, except shares)
(unaudited)

	Preferred Shares		Common Shares		Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Shareholders' Equity
	Shares	Amount	Shares	Amount
Balance at January 1, 2020	8,443,778	$8,444	3,850,105	$186,161	$(1,769)	$(191,596)	$1,240
Issuance of common shares pursuant to the vesting of restricted stock units	—	—	20,420	—	—	—	—
Issuance of common shares for the settlement of liabilities	—	—	146,300	130	—	—	130
Share-based compensation	—	—	—	5	—	—	5
Other comprehensive income	—	—	—	—	(71)	—	(71)
Net loss	—	—	—	—	—	(1,103)	(1,103)
Balance at March 31, 2020	8,443,778	8,444	4,016,825	186,296	(1,840)	(192,699)	201
Issuance of preferred shares, net	1,244,000	808	—	—	—	—	808
Issuance of common shares for conversion of preferred shares	—	—	450,000	292	—	—	292
Issuance of common shares for conversion of convertible debt	—	—	580,580	377	—	—	377
Issuance of common shares for the settlement of liabilities	—	—	480,000	1,194	—	—	1,194
Issuance of stock options for the settlement of liabilities	—	—	—	54	—	—	54
Exercise of stock options	—	—	30,000	75	—	—	75
Other comprehensive income	—	—	—	—	28	—	28
Net loss	—	—	—	—	—	(1,946)	(1,946)
Balance at June 30, 2020	9,687,778	$9,252	5,557,405	$188,288	$(1,812)	$(194,645)	$1,083

	Preferred Shares		Common Shares		Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Shareholders' Deficit
	Shares	Amount	Shares	Amount
Balance at January 1, 2019	—	$—	2,219,141	$183,524	$(1,816)	$(187,315)	$(5,607)
Issuance of common shares pursuant to the vesting of restricted stock units	—	—	38,930	—	—	—	—
Issuance of restricted stock awards for the settlement of liabilities	—	—	42,000	105	—	—	105
Share-based compensation	—	—	—	124	—	—	124
Other comprehensive income	—	—	—	—	40	—	40
Net loss	—	—	—	—	—	(1,844)	(1,844)
Balance at March 31, 2019	—	—	2,300,071	183,753	(1,776)	(189,159)	(7,182)
Issuance of common shares pursuant to the vesting of restricted stock units	—	—	3,017	—	—	—	—
Share-based compensation	—	—		117	—	—	117
Other comprehensive loss	—	—	—	—	2	—	2
Net loss	—	—	—	—	—	(1,665)	(1,665)
Balance at June 30, 2019	—	$—	2,303,088	$183,870	$(1,774)	$(190,824)	$(8,728)
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
Merger Agreement
On July 14, 2020, the Company entered into a definitive merger agreement (the “Rainmaker Merger Agreement”) pursuant to which it will acquire all of the outstanding securities of Rainmaker Worldwide Inc. (“Rainmaker”), a global Water-as-a-Service (“WaaS”) provider. Upon closing, the Company’s name will change to Rainmaker Worldwide Inc., and its business model will focus on Water-as-a-Service. Rainmaker management will assume leadership of the combined entity. Under the terms of the agreement, Rainmaker, a Nevada company, will merge with S3D Nevada Inc., a Nevada company wholly-owned by the Company, and the merged entity will be a wholly-owned subsidiary of the Company. Rainmaker shareholders will receive 0.33 of a share of the Company for each whole share of Rainmaker exchanged and one-third of a warrant or option for each whole warrant or option then held by such Rainmaker shareholder. Upon completion of the transaction the Company expects to remain listed on the NASDAQ market and will change its name to Rainmaker Worldwide Inc. and apply to change its trading symbol from ANY to RAIN. After completion of the transaction, it is expected that current holders of Rainmaker will own approximately 80% of the Company, on a fully diluted basis, as a result of their exchange of securities in the transaction. The transaction is subject to completion of an equity financing, or series of financings, for a minimum of $15.0 million at a share price to be mutually agreed upon prior to closing and such other customary regulatory and shareholder approvals, including the approval of NASDAQ. Closing is expected to occur in the fall of 2020, but in any event prior to December 31, 2020 and subject to extension to February 28, 2021 in certain circumstances. The intent of the transaction is to transform the Company to a Commercial WaaS provider.
On August 4, 2020, the Company entered into a promissory note receivable agreement with Rainmaker pursuant to which the Company loaned Rainmaker $150,000 in exchange for the note receivable bearing interest at 10.0% per annum. The principal and accrued interest is due and payable in full on or before the earlier of: (i) the closing of the date of the Rainmaker Merger Agreement dated July 14, 2020, or (ii) February 28, 2021. In addition, as of April 4, 2020, the Company holds a $1.1 million convertible promissory note receivable included in other other current assets, due from Rainmaker, bearing interest at 3.0% per annum. The principal and accrued interest is due on November 24, 2020 and payable to the Company in shares of Rainmaker common stock.
Management has projected that cash on hand and other sources of liquidity may not be sufficient to allow the Company to continue operations beyond October 31, 2020 if we are unable to raise additional funding for operations. We expect our working capital needs to increase in the future as we continue to expand and enhance our operations. Our ability to raise additional funds through equity or debt financings or other sources may depend on the financial success of our current business and successful implementation of our key strategic initiatives, financial, economic and market conditions and other factors, some of which are beyond our control. No assurance can be given that we will be successful in raising the required capital at reasonable cost and at the required times, or at all. Further equity financings may have a dilutive effect on shareholders and any debt financing, if available, may require restrictions to be placed on our future financing and operating activities. If we require additional capital and are unsuccessful in raising that capital, we may not be able to continue our business operations and advance our growth initiatives, which could adversely impact our business, financial condition and results of operations.
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
The Company incurred losses from operations and negative cash flows from operating activities for the six months ended June 30, 2020, and such losses may continue for the foreseeable future. Based upon the Company's current expectations and projections for the next year, the Company believes that it may not have sufficient liquidity necessary to sustain operations beyond October 31, 2020. These factors, among others, raise substantial doubt that the Company will be able to continue as a going concern. The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

2.	Significant Accounting Policies
Principles of Consolidation
The condensed consolidated financial statements of the Company have been prepared by management in accordance with accounting principles generally accepted in the United States of America (“GAAP”), applied on a basis consistent for all periods. Accordingly, they do not include all of the information and disclosures required by U.S. GAAP for a complete set of financial statements. These condensed consolidated financial statements and notes thereto should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, filed with the Securities and Exchange Commission on May 13, 2020. In the opinion of management, all adjustments of a normal recurring nature considered necessary for a fair presentation have been included. The results of operations of any interim period are not necessarily indicative of the results of operations to be expected for the full fiscal year. These condensed consolidated financial statements include the accounts of the Company and its subsidiaries, all of which are wholly owned. All intercompany balances and transactions have been appropriately eliminated in consolidation.
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
Foreign Currency Translation
The financial statements of foreign subsidiaries, for which the functional currency is the local currency, are translated into U.S. dollars using the exchange rate at the consolidated balance sheet date for assets and liabilities and a weighted-average exchange rate during the year for revenue, expenses, gains and losses. Translation adjustments are recorded as other comprehensive income (loss) within shareholders’ equity. Gains or losses from foreign currency transactions are recognized in the condensed consolidated statements of operations. Such transactions resulted in a loss of $9,000 and gain of $14,000 in the three months ended June 30, 2020 and 2019, respectively, and a loss of none and $8,000 in the six months ended June 30, 2020 and 2019, respectively.

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

3.	Certain Balance Sheet Items
The following table summarizes inventories (in thousands):

	June 30, 2020	December 31, 2019
Raw materials	$120	$92
Work in process	166	137
Finished goods	373	524
	$659	$753
The following table summarizes other current assets (in thousands):

	June 30, 2020	December 31, 2019
Convertible promissory note receivable	$1,105	$—
Prepaid services	896	23
Prepaid insurance	177	184
Transition service agreement	153	345
Deferred cost - service contracts	113	118
Other	13	—
	$2,457	$670

The following table summarizes other assets (in thousands):

	June 30, 2020	December 31, 2019
Prepaid insurance and services	$452	$519
Deferred cost – service contracts	99	154
Other	4	6
	$555	$679

4.	Intangible Assets
The following table summarizes intangible assets, net (in thousands):

	June 30, 2020	December 31, 2019
Developed technology	$13,323	$13,323
Channel partner relationships	730	730
Capitalized development costs(1)	2,896	3,047
Customer relationships	380	380
	17,329	17,480
Accumulated amortization:
Developed technology	(12,920)	(12,682)
Channel partner relationships	(416)	(355)
Capitalized development costs(1)	(2,167)	(2,094)
Customer relationships	(334)	(328)
	(15,837)	(15,459)
Total finite-lived assets, net	1,492	2,021
Indefinite-lived intangible assets - trade names	280	280
Total intangible assets, net	$1,772	$2,301
________________

(1)	Includes the impact of foreign currency exchange rate fluctuations.
Amortization expense of intangible assets was $237,000 and $252,000 during the three months ended June 30, 2020 and 2019, respectively. Amortization expense of intangible assets was $482,000 and $518,000 during the six months ended June 30, 2020 and 2019, respectively. Estimated amortization expense for intangible assets is expected to be approximately $438,000 for the remainder of 2020 and $495,000, $350,000, $34,000, $12,000, and $11,000 in fiscal 2021, 2022, 2023, 2024 and 2025, respectively.

5.	Investment in Affiliate
In November 2018, in connection with the divestiture of Overland, the Company received 1,879,699 Silicon Valley Technology Partners (“SVTP”) Preferred Shares representing 19.9% of the outstanding shares of capital stock of SVTP with a fair value of $2.1 million. The fair value of this investment was estimated using discounted cash flows and consideration of the Exchange Agreement described below. The Company concluded it does not have a significant influence over the investee. There were no known identified events or changes in circumstances that may have a significant adverse effect on the fair value of the investment at June 30, 2020.
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
On April 9, 2020, the Company received loan proceeds in the amount of $667,400 (the “PPP Funds”) and entered into a loan agreement with Citizens National Bank of Texas pursuant to the CARES Act. The CARES Act was established in order to enable small businesses to pay employees during the economic slowdown caused by COVID-19 by providing forgivable loans to qualifying businesses for up to 2.5 times their average monthly payroll costs. The amount borrowed by the Company under the CARES Act is eligible to be forgiven provided that (a) the Company uses the PPP Funds during the eight week period after receipt thereof, and (b) the PPP Funds are only used to cover payroll costs (including benefits), rent, mortgage interest, and utility costs. The amount of loan forgiveness will be reduced if, among other reasons, the Company does not maintain staffing or payroll levels. Principal and interest payments on any unforgiven portion of the PPP Funds (the “PPP Loan”) will be deferred for six months and will accrue interest at a fixed annual rate of 1.0% and carry a two year maturity date. There is no prepayment penalty on the CARES Act Loan.
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
Between July 9, 2020 and July 15, 2020, the Company converted $348,000 of convertible debt and issued 535,920 common shares of the Company, of which $174,000 of debt converted was held by related parties, and they were issued in the aggregate 267,960 common shares. On July 9, 2020, the Company issued 200,000 common shares of the Company for the exercise of the March 23, 2020 warrants and received $120,000 in proceeds.
Line of credit
The Company has a line of credit agreement with a bank with a maximum borrowing limit, effective July 2, 2019, of $500,000. Borrowings under this agreement bear interest at a rate of 6.5% per annum. The line of credit expires on September 19, 2020. Borrowings under the line of credit are secured by the inventory and accounts receivable balances of the Company. At June 30, 2020, the outstanding balance was $489,000.
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
Assets and Liabilities that are Measured at Fair Value on a Recurring Basis
Our financial instruments include cash equivalents, accounts receivable, accounts payable, accrued expenses, debt, related party debt and preferred shares. Fair value estimates of these instruments are made at a specific point in time, based on relevant market information. These estimates may be subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. The carrying amount of cash equivalents, accounts receivable, note receivable, prepaid expenses, accounts payable and accrued expenses are generally considered to be representative of their respective fair values because of the short-term nature of those instruments. The carrying value of debt and related party debt approximates its fair value as the borrowing rates are substantially comparable to rates available for loans with similar terms. The Company estimates the fair value of the preferred shares utilizing Level 2 inputs, including market yields for similar instruments.
Assets and Liabilities that are Measured at Fair Value on a Nonrecurring Basis
The Company's non-financial assets such as investment in affiliate, goodwill, intangible assets and property and equipment are recorded at fair value when an impairment is recognized or at the time acquired in a business combination.

8.	Preferred Shares
Series D Preferred Shares
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
On April 30, 2020, the Company entered into a Securities Purchase Agreement (the “Securities Purchase Agreement”) with two investors (the “Purchasers“) relating to the issuance and sale, in the aggregate, of 1,694,000 shares (the “Shares“) of the Company's subsequently established Series D Convertible Preferred Shares, no par value and warrants to purchase up to 1,694,000 common shares of the Company in a private placement transaction, in exchange for the assignment to the Company by the investors of certain convertible promissory notes receivable held by the investors in an aggregate amount of $1.1 million. The notes receivable bear interest at 3.0% per annun and are convertible into shares of Rainmaker common stock on November 24, 2020. Subject to certain limitations, the warrants will be exercisable commencing on the six month anniversary at an exercise price equal to $0.92 per common share, subject to adjustments as provided under the terms of the warrants, and are exercisable for a five years period. The warrants include a provision restricting the warrant holder from exercising it if the aggregate number of common shares held by the warrant holder equals or exceeds 5.0% of the issued and outstanding shares of the Company, calculated on a partially converted basis (i.e., assuming the conversion of all rights to receive common shares of the Company held by the warrant holder). The Series D Preferred Shares are convertible at the option of the holder, subject to certain conditions. On May 25, 2020, the Company converted 450,000 shares of the Series D Preferred Shares and issued 450,000 common shares of the Company. As a result of the conversion, one of the Purchasers, Gora Consulting Corp. (“Gora”) is classified as a related party of the Company. Gora participated in the Securities Purchase Agreement by acquiring 847,000 Shares and warrants to purchase 847,000 common shares, in exchange for the assignment to the Company certain promissory notes receivable held by Gora in an aggregate amount of $550,000. On May 25, 2020, Gora was issued 225,000 common shares. In addition, on April 21, 2020, the sole owner of Gora entered into a share purchase agreement with an employee of the Company and acquired 211,745 common shares of the Company.
On July 13, 2020, the Company converted 225,000 shares of the Series D Preferred Shares and issued 225,000 common shares of the Company, which 150,000 common shares were issued to Gora, a related party of the Company. On August 10, 2020, the Company converted 110,000 shares of the Series D Preferred Shares and issued 110,000 common shares of the Company to Gora.
Series C Preferred Shares
On October 30, 2019, the directors of the Company passed a resolution authorizing the filing of articles of amendment to create a third series of preferred shares, being, an unlimited number of Series C Preferred Shares and to provide for the rights, privileges, restrictions and conditions attaching thereto. On November 6, 2019, the Company filed the Articles of Amendment to create the Series C Preferred Shares. Pursuant to the articles of amendment governing the rights and preferences of outstanding shares of Series C Preferred Shares, each preferred share, subject to prior shareholder approval, are convertible into our common shares, at a conversion rate in effect on the date of conversion. Overland, a related party and the sole shareholder of the Series C Preferred Shares, agreed that it would not exercise its conversion right with respect to its Series C Preferred Shares until the earlier of (i) October 31, 2020 and (ii) such time that we file for bankruptcy or an involuntary petition for bankruptcy is filed against us (unless such petition is dismissed or discharged within 30 days) provided that after such conversion the common shares issuable, together with the aggregate common shares held by Overland would not exceed 19.9% of the total number of outstanding common shares of the Company. At June 30, 2020, the Company has issued and outstanding 1,600,000 Series C Preferred Shares of the Company valued at $1.00 per share.

Series B Preferred Shares
In July 2019, the Company filed articles of amendment to create a second series of preferred shares, being, an unlimited number of Series B Preferred Shares and to provide for the rights, privileges, restrictions and conditions attaching thereto. In July 2019, following the filing of the Articles of Amendment to create the Series B Preferred Shares, the Company entered into a share exchange agreement (the “Share Exchange Agreement”) with FBC Holdings to exchange 6,500,000 Series A Preferred Shares held by FBC Holdings for 6,500,000 Series B Preferred Shares. On July 14, 2020, the Company entered into a lock-up agreement (the "Lock-up Agreement") with FBC Holdings with respect to the 6,500,000 Series B Preferred Shares of the Company owned by FBC. Pursuant to the terms of the Lock-up Agreement, FBC has agreed that for the period of time between (a) July 14, 2020 and (b) the earlier to occur of (i) April 30, 2021 and (ii) the date that is 180 days after a Change of Control (as defined in the Lock-up Agreement), it will not without the prior written consent of the Company convert any of the Series B Preferred Shares into common shares of the Company.
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
For the three months ended June 30, 2020 and 2019, there was related party interest expense of none and $131,000, respectively, related to preferred shares dividends.
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
The common shares issuable upon the conversion of the Series B Preferred Shares may constitute more than 20% of the common shares of the Company currently outstanding and may result in a change of control of the Company, and therefore the Company will seek shareholder approval for the issuance of all common shares issuable upon conversion of the Series B Preferred Shares. In the event shareholder approval is not obtained, FBC Holdings and its affiliates will not be entitled to convert such Series B Preferred Shares into common shares, but any unaffiliated transferee may convert all or any part of the Series B Preferred Shares held by such transferee into the number of fully paid and non-assessable common shares that is equal to the number of Series B Preferred Shares to be converted multiplied by the Conversion Rate in effect on the date of conversion; provided that, (x) after such conversion, the common shares issuable upon such conversion, together with all common shares held by such third party transferee that are or would be deemed to be aggregated under the rules of the Nasdaq Stock Market, in the aggregate would not exceed 19.9% of the total number of common shares of the Company then outstanding and (y) such conversion and issuance would not otherwise violate or cause the Company to violate the Company’s obligations under the rules or regulations of the Nasdaq Stock Market.
Management has determined that the conversion terms of the Series B Preferred Shares, Series C Preferred Shares and Series D Preferred Shares do not cause the preferred shares to be treated as liability instruments, and accordingly such preferred shares are presented as equity instruments.

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
On April 24, 2020, the Company entered into a consulting agreement with ROK Consulting Inc. (“ROK”) to provide consulting services to the Company in the area of corporate finance, investor communications and financial and investor public relations (the “ROK Consulting Agreement”). As compensation for ROK’s services to be provided pursuant to the ROK Consulting Agreement, in addition to cash compensation, the Company agreed to issue to ROK 375,000 common shares of the Company, 150,000 of such shares were due at signing of the ROK Consulting Agreement, while the remaining 225,000 shares are to be issued upon the completion of the three-month term of the ROK Consulting Agreement. On June 19, 2020, the Company issued 150,000 common shares of the Company with a fair value of $360,000 to ROK per the terms of the ROK Consulting Agreement. On August 4, 2020, the Company issued 225,000 common shares of the Company with a fair value of $725,000 to ROK per the terms of the ROK Consulting Agreement. As a result of the common shares issued to ROK on August 4, 2020, ROK holds enough common shares of the Company to be classified as a related party of the Company.
In May 2020, the Company entered into an equity purchase agreement and registration rights agreement with Oasis Capital, LLC (“Oasis Capital”), to purchase from the Company up to $11.0 million worth of common shares of the Company. Under the purchase agreement, the Company has the right to sell up to $11.0 million of its common shares to Oasis Capital over a 36-month period, upon satisfaction of the conditions in the Agreement, including the effectiveness of a resale registration statement filed on Form S-1. The Company will control the timing and amount of any sales to Oasis Capital, and Oasis Capital is obligated to make purchases in accordance with the purchase agreement, upon certain terms and conditions being met. The purchase agreement, which contains a floor price of $1.58 per common share, allows the Company to fund its needs in a more expedient and cost-effective manner, on the pricing terms set forth in the purchase agreement. The equity line is designed to provide capital to the company as it is required. On August 5, 2020, the Company issued 15,000 common shares to Oasis Capital under the terms and conditions of the purchase agreement.
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
In October 2019, the Company entered into a share purchase agreement with a related party supplier of the Company and issued 330,000 common shares of the Company at $1.07 per share to the supplier in exchange for the satisfaction of certain accounts payable. The aggregate amount of the obligations shall be reduced by the cash proceeds actually received by the supplier from the sale of the common shares. On April 21, 2020, the Company received notification of the sale of common shares had been settled and the Company received a reduction to its outstanding accounts payable of $153,000.
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

Warrants
At June 30, 2020, the Company had the following outstanding warrants to purchase common shares:

Date issued	Contractual life (years)	Exercise price	Number outstanding		Expiration
October 2015	5	$466.00	2,010		October 14, 2020
December 2015	5	$500.00	5,138		December 15, 2020
December 2015	5	$216.00	7,500		December 4, 2020
March 2016	5	$500.00	150		March 4, 2021
August 2017	5	$42.00	37,500		August 11, 2022
August 2017	5	$42.00	11,876		August 16, 2022
August 2017	5	$42.00	25,625		August 22, 2022
April 2018	5	$5.60	111,563		April 17, 2023
March 2020	3	$0.60	1,205,820		March 23, 2023
April 2020	5	$0.92	1,694,000		April 30, 2025
			3,101,182	(1)
_______________

(1)	Includes warrants to purchase up to 1,244,320 common shares, in the aggregate, outstanding to related parties at June 30, 2020.

10.	Equity Incentive Plans
During the six months ended June 30, 2020 and 2019, the Company granted awards of restricted stock units of none and 100,000, respectively, of which the 100,000 granted in 2019 were outside of the 2015 Performance Incentive Plan. The restricted stock units were recorded at fair value on the date of grant. Restricted stock units typically vest over a period of approximately three years. The restricted stock units granted outside of the 2015 Performance Incentive Plan are fully vested. During the six months ended June 30, 2020, the Company entered into various consulting agreements for business advisory services and granted to the same business advisors, in the aggregate, non-qualified stock options for the purchase of 130,000 common shares with an exercise price of $2.52 per share in lieu of cash payment for services performed of which 30,000 of such non-qualified options were granted to, and exercised by, a related party.
Restricted Stock Awards
During the six months ended June 30, 2020 and 2019, the Company granted restricted stock awards (“RSA”) in lieu of cash payment for services performed. The estimated fair value of the RSAs was based on the market value of the Company’s common shares on the date of grant. During the six months ended June 30, 2020 and 2019, the Company granted RSAs of 376,300 and 42,000, respectively, with a fair value of $710,000 and $105,000, respectively.

Share-Based Compensation Expense
The Company recorded the following compensation expense related to its share-based compensation awards:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Cost of sales	$—	$(487)	$—	$205
Sales and marketing	—	69,004	2,014	79,317
Research and development	—	18,150	2,532	36,621
General and administrative	—	29,491	—	124,056
Total share-based compensation expense	$—	$116,158	$4,546	$240,199
As of June 30, 2020, there was no unrecognized compensation expense related to equity-based compensation awards.

11.	Net Loss per Share
Basic net loss per share is computed by dividing net loss applicable to common shareholders by the weighted-average number of common shares outstanding during the period. For all periods presented, there is no difference in the number of shares used to calculate basic and diluted shares outstanding due to the Company’s net loss position.
Anti-dilutive common share equivalents excluded from the computation of diluted net loss per share were as follows:

	Three and Six Months Ended June 30,
	2020	2019
Common share purchase warrants	3,101,182	205,687
Convertible debt	625,240	—
Restricted stock not yet vested or released	—	110,993
Options outstanding	100,550	6,838

12.	Related Party Transactions
1542082 Ontario Limited (“1542082 Ontario”), an investor participating in the March 23, 2020 offering, holds enough common shares of the Company be classified as a related party. 1542082 Ontario acquired 120,000 common shares of the Company in the March 23, 2020 offering. In March 2020, 1542082 Ontario, paid on the Company’s behalf $150,000 directly to a business advisor for a prepayment of future services to the Company.
In October 2019, the Company entered into a conversion agreement by and among the Company, HVE and Overland under which Overland agreed to convert the following debt, accrued payables and prepayment of future goods and services into 1,600,000 Series C Preferred Shares of the Company valued at $1.00 per share: (i) principal and accrued interest of $520,000 under the Secured Promissory Note dated November 13, 2018 by and among the Company, HVE and Overland; (ii) accrued fees of $632,000 under the Transition Service Agreement (“TSA”) dated November 13, 2018 and as modified, by and among the Company and Overland; and (iii) prepayment of $448,000 for future goods and services under the TSA. As of June 30, 2020 and December 31, 2019, other current assets included $153,000 and $345,000, respectively, for prepayment of services under the TSA.
In November 2018, the Company entered into a TSA to facilitate an orderly transition process for the divestiture of Overland. The TSA has terms ranging from up to 24 months depending on the service. Net expense incurred by the Company related to such agreement was approximately $15,000 and $187,000 during the three and six months ended June 30, 2020, respectively, and $84,000 and $165,000 during the three and six months ended June 30, 2019, respectively.
As of June 30, 2020 and December 31, 2019, prepaid services included $98,000 and none, respectively, due to related parties for business advisory services.

13.	Commitments and Contingencies
Letters of credit
During the ordinary course of business, the Company provides standby letters of credit to third parties as required for certain transactions initiated by the Company. As of June 30, 2020, the Company had no outstanding standby letters of credit.
Warranty and Extended Warranty
The Company had $212,000 and $272,000 in deferred costs included in other current and non-current assets related to deferred service revenue at June 30, 2020 and December 31, 2019, respectively. Changes in the liability for product warranty and deferred revenue associated with extended warranties and service contracts were as follows (in thousands):

Deferred Revenue
Liability at January 1, 2020	$1,109
Settlements made during the period	(450)
Change in liability for warranties issued during the period	201
Change in liability for pre-existing warranties	—
Liability at June 30, 2020	$860
Current liability	527
Non-current liability	333
Liability at June 30, 2020	$860

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
On October 22, 2019, UD Trust filed an amended complaint in the Delaware Bankruptcy Court. The amended complaint includes all of the claims and parties in the original complaint first filed in October 2015 in the Utah Bankruptcy Court as well as the claims and additional parties in the California Complaint. We continue to believe this lawsuit to be without merit and intend to vigorously defend against the action. On February 10, 2020, we filed a renewed motion seeking to dismiss the majority of the claims asserted by the UD Trust in the amended complaint. On that same day, we also filed a counterclaim against the UD Trust in which we allege that V3 breached numerous provisions of the APA. The Company’s current and former officers and directors that were named as defendants in the amended complaint as well as the Cyrus Group all filed motions seeking to dismiss all claims that the UD Trust alleged against them. The parties have completed briefing of these matters, have requested oral argument, and are waiting for the court to schedule argument, or decide the motion.

14.	Subsequent Events
On August 3, 2020, Dale Allan Peters (“Peters”), as the beneficial shareholder of 101250 Investments Ltd. (“101 Invest”), a company existing under the laws of the Turks & Caicos Islands and a water partner of Rainmaker, entered into a Share Purchase Agreement (the “Purchase Agreement”) with the Company. As a result of the Purchase Agreement, 101 Invest will become a wholly-owned subsidiary of the Company. Under the terms of the Purchase Agreement, the Company shall issue 480,000 common shares at $3.25 per share, to Peters, subject to regulatory and NASDAQ approvals, for a purchase price of $1,560,000. The common shares contain a legend, either statutory or contractual, which will restrict the resale of the common shares for a period of six-months and one day from the closing date. In addition, the Company shall hold back and retain 96,000 of the common shares for a six-month period from the closing date in support of any breaches of representations and warranties by Peters under the Purchase Agreement. 101 Invest has exclusive rights to deliver the Rainmaker water solution to three Turks and Caicos island communities - Plantation Hills, Blue Sky and Village Estates. The Company completed this transaction to assist in the deployment and expansion of its opportunities in the WaaS segment.
On July 28, 2020, the Company entered into a Securities Purchase Agreement with Oasis Capital, a related party of the Company, pursuant to which the Company received $500,000 and issued to Oasis (i) an 8.0% original issue discount promissory note payable, with a six month term and aggregate principal amount of $615,000, and (ii) 90,000 common shares of the Company at $3.37 per share. Torrington, a related party, earned a fee of $40,000 for facilitating the transaction.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
The following quarterly management’s discussion and analysis (“MD&A”) should be read in conjunction with our unaudited condensed consolidated financial statements and the accompanying notes of Sphere 3D Corp. (the “Company”) for the three and six months ended June 30, 2020. The condensed consolidated financial statements have been presented in United States (“U.S.”) dollars and have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). Unless the context otherwise requires, any reference to the “Company,” “Sphere 3D,” “we,” “our,” “us” or similar terms refers to Sphere 3D Corp. and its subsidiaries. Unless otherwise indicated, all references to “$” and “dollars” in this discussion and analysis mean U.S. dollars.
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

Merger Agreement
On July 14, 2020, the Company entered into a definitive merger agreement (the “Rainmaker Merger Agreement”) pursuant to which it will acquire all of the outstanding securities of Rainmaker Worldwide Inc. (“Rainmaker”), a global Water-as-a-Service (“WaaS”) provider. Upon closing, the Company’s name will change to Rainmaker Worldwide Inc., and its business model will focus on Water-as-a-Service. Rainmaker management will assume leadership of the combined entity. Under the terms of the agreement, Rainmaker, a Nevada company, will merge with S3D Nevada Inc., a Nevada company wholly-owned by the Company, and the merged entity will be a wholly-owned subsidiary of the Company. Rainmaker shareholders will receive 0.33 of a share of the Company for each whole share of Rainmaker exchanged and one-third of a warrant or option for each whole warrant or option then held by such Rainmaker shareholder. Upon completion of the transaction the Company expects to remain listed on the NASDAQ market and will change its name to Rainmaker Worldwide Inc. and apply to change its trading symbol from ANY to RAIN. After completion of the transaction, it is expected that current holders of Rainmaker will own approximately 80% of the Company, on a fully diluted basis, as a result of their exchange of securities in the transaction. The transaction is subject to completion of an equity financing, or series of financings, for a minimum of $15.0 million at a share price to be mutually agreed upon prior to closing and such other customary regulatory and shareholder approvals, including the approval of NASDAQ. Closing is expected to occur in the fall of 2020, but in any event prior to December 31, 2020 and subject to extension to February 28, 2021 in certain circumstances. The intent of the transaction is to transform the Company to a Commercial WaaS provider.
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
Second Quarter of 2020 and Recent Key Events Include:

•
On August 10, 2020 and July 13, 2020, the Company converted 110,000 and 225,000, respectively, shares of the Series D Preferred Shares and issued in the aggregate 335,000 common shares of the Company, which 260,000 common shares were issued to Gora, a related party of the Company.

•
On August 4, 2020, the Company entered into a promissory note receivable agreement with Rainmaker pursuant to which the Company loaned Rainmaker $150,000 in exchange for the note receivable bearing interest at 10.0% per annum. The principal and accrued interest is due and payable in full on or before the earlier of: (i) the closing of the date of the Rainmaker Merger Agreement dated July 14, 2020, or (ii) February 28, 2021. In addition, as of April 4, 2020, the Company holds a $1.1 million convertible promissory note receivable included in other other current assets, due from Rainmaker, bearing interest at 3.0% per annum. The principal and accrued interest is due on November 24, 2020 and payable to the Company in shares of Rainmaker common stock.

•
On August 4, 2020, the Company issued 225,000 common shares of the Company with a fair value of $725,000 to ROK per the terms of the ROK Consulting Agreement. As a result of the common shares issued to ROK on August 4, 2020, ROK holds enough common shares of the Company to be classified as a related party of the Company.

•
On August 3, 2020, Dale Allan Peters (“Peters”), as the beneficial shareholder of 101250 Investments Ltd. (“101 Invest”), a company existing under the laws of the Turks & Caicos Islands and a water partner of Rainmaker, entered into a Share Purchase Agreement (the “Purchase Agreement”) with the Company. As a result of the Purchase Agreement, 101 Invest will become a wholly-owned subsidiary of the Company. Under the terms of the Purchase Agreement, the Company shall issue 480,000 common shares at $3.25 per share, to Peters, subject to regulatory and NASDAQ approvals, for a purchase price of $1,560,000. The common shares contain a legend, either statutory or contractual, which will restrict the resale of the common shares for a period of six-months and one day from the closing date. In addition, the Company shall hold back and retain 96,000 of the common shares for a six-month period from the closing date in support of any breaches of representations and warranties by Peters under the Purchase Agreement. 101 Invest has exclusive rights to deliver the Rainmaker water solution to three Turks and Caicos island communities - Plantation Hills, Blue Sky and Village Estates.  The Company completed this transaction to assist in the deployment and expansion of its opportunities in the WaaS segment.

•
On July 28, 2020, the Company entered into a Securities Purchase Agreement with Oasis Capital, LLC (“Oasis Capital”) pursuant to which the Company received $500,000 and issued to Oasis Capital (i) an 8.0% original issue discount promissory note, with a six month term and aggregate principal amount of $615,000, and (ii) 90,000 common shares of the Company at $3.37 per share. Torrington earned a fee of $40,000 for facilitating the transaction.

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

•
On May 15, 2020, the Company entered into an equity purchase agreement and registration rights agreement with Oasis Capital, to purchase from the Company up to $11.0 million worth of common shares of the Company. Under the purchase agreement, the Company has the right to sell up to $11.0 million of its common shares to Oasis Capital over a 36-month period, upon satisfaction of the conditions in the Agreement, including the effectiveness of a resale registration statement filed on Form S-1. The Company will control the timing and amount of any sales to Oasis Capital, and Oasis Capital is obligated to make purchases in accordance with the purchase agreement, upon certain terms and conditions being met. The purchase agreement, which contains a floor price of $1.58 per common share, allows the Company to fund its needs in a more expedient and cost-effective manner, on the pricing terms set forth in the purchase agreement. The equity line is designed to provide capital to the company as it is required.

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

•
On April 30, 2020, the Company entered into a Securities Purchase Agreement (the “Securities Purchase Agreement”) with two investors (the “Purchasers“) relating to the issuance and sale, in the aggregate, of 1,694,000 shares (the “Shares“) of the Company's subsequently established Series D Convertible Preferred Shares, no par value and warrants to purchase up to 1,694,000 common shares of the Company in a private placement transaction, in exchange for the assignment to the Company by the investors of certain convertible promissory notes receivable held by the investors in an aggregate amount of $1.1 million. The notes receivable bear interest at 3.0% per annun and are convertible into shares of Rainmaker common stock on November 24, 2020. Subject to certain limitations, the warrants will be exercisable commencing on the six month anniversary at an exercise price equal to $0.92 per common share, subject to adjustments as provided under the terms of the warrants, and are exercisable for a five years period. The warrants include a provision restricting the warrant holder from exercising it if the aggregate number of common shares held by the warrant holder equals or exceeds 5.0% of the issued and outstanding shares of the Company, calculated on a partially converted basis (i.e., assuming the conversion of all rights to receive common shares of the Company held by the warrant holder). The Series D Preferred Shares are convertible at the option of the holder, subject to certain conditions. On May 25, 2020, the Company converted 450,000 shares of the Series D Preferred Shares and issued 450,000 common shares of the Company. As a result of the conversion, one of the Purchasers, Gora Consulting Corp. (“Gora”) is classified as a related party of the Company. Gora participated in the Securities Purchase Agreement by acquiring 847,000 Shares and warrants to purchase 847,000 common shares, in exchange for the assignment to the Company certain promissory notes receivable held by Gora in an aggregate amount of $550,000. On May 25, 2020, Gora was issued 225,000 common shares. In addition, on April 21, 2020, the sole owner of Gora entered into a share purchase agreement with an employee of the Company and acquired 211,745 common shares of the Company.

•
On April 24, 2020, the Company entered into a consulting agreement with ROK Consulting Inc. (“ROK”) to provide consulting services to the Company in the area of corporate finance, investor communications and financial and investor public relations (the “ROK Consulting Agreement”). As compensation for ROK’s services to be provided pursuant to the ROK Consulting Agreement, in addition to cash compensation, the Company agreed to issue to ROK 375,000 common shares of the Company, 150,000 of such shares were due at signing of the ROK Consulting Agreement, while the remaining 225,000 shares are to be issued upon the completion of the three month term of the ROK Consulting Agreement. On June 19, 2020, the Company issued 150,000 common shares of the Company to ROK with a fair value of $360,000 per the terms of the ROK Consulting Agreement.

•
On April 21, 2020, two investors entered into share purchase agreements to acquire an aggregate of 330,000 common shares of the Company. 1542082 Ontario acquired 120,000 common shares of the Company in this transaction. In March 2020, 1542082 Ontario, paid directly $150,000 to GROUP P, a business advisor, on the behalf of the Company for a prepayment of future services to the Company.

•
Between April 7, 2020 and April 24, 2020, the Company converted $348,000 of convertible debt and issued 535,920 common shares of the Company, of which $176,000 of debt converted was held by related parties, and they were issued in the aggregate 267,960 common shares.

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

Results of Operations
The following table sets forth certain financial data as a percentage of revenue:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Revenue	100.0%	100.0%	100.0%	100.0%
Cost of revenue	50.4	74.6	52.4	69.6
Gross profit	49.6	25.4	47.6	30.4
Operating expenses:
Sales and marketing	26.0	51.0	28.2	30.5
Research and development	38.6	53.6	35.9	39.2
General and administrative	205.6	79.0	148.1	65.1
	270.2	183.6	212.2	134.8
Loss from operations	(220.6)	(158.2)	(164.6)	(104.4)
Interest expense	(21.7)	(16.2)	(10.7)	(9.7)
Other income, net	24.4	1.5	15.1	0.7
Loss before income taxes	(217.9)	(172.9)	(160.2)	(113.4)
Provision for income taxes	0.3	—	0.2	—
Net loss	(218.2)%	(172.9)%	(160.4)%	(113.4)%
The Second Quarter of 2020 Compared with the Second Quarter of 2019
Revenue
We had revenue of $0.9 million during the second quarter of 2020 compared to $1.0 million during the second quarter of 2019.

Gross Profit
Gross profit and margin were as follows (in thousands, unless otherwise noted):

	Three Months Ended June 30,
	2020	2019	Change
Gross profit	$442	$245	80.4%
Gross margin	49.6%	25.4%	95.3%
In the second quarter of 2020, gross margin increased primarily due to a higher percentage of revenue related to service revenue compared to product revenue.
Operating Expenses
Sales and Marketing Expense
Sales and marketing expenses were $0.2 million and $0.5 million for the second quarter of 2020 and 2019, respectively. The decrease of $0.2 million was primarily due to a decrease in employee and related expenses associated with a lower average headcount, and a decrease of $0.1 million in share-based compensation expense.
Research and Development Expense
Research and development expenses were $0.3 million and $0.5 million for the second quarter of 2020 and 2019, respectively. The decrease of $0.2 million was primarily due to a decrease of $0.2 million in employee and related expenses associated with a lower average headcount.
General and Administrative Expense
General and administrative expenses were $1.8 million and $0.8 million for the second quarter of 2020 and 2019, respectively. The increase of $1.0 million was primarily due to an increase of $0.9 million in outside contractors fees related to business advisory services and an increase of $0.1 million in legal fees.
The First Six Months of 2020 Compared with the First Six Months of 2019
Revenue
We had revenue of $1.9 million during the first six months of 2020 compared to $3.1 million during the first six months of 2019. The $1.2 million decrease in revenue is primarily a result of a decrease of sales units for disk systems from our Snap product lines. The decrease in revenue is primarily due to the inability to acquire, on a timely basis, adequate supply of product to meet customer demand within the first six months of 2020.
Gross Profit
Gross profit and margin were as follows (in thousands, unless otherwise noted):

	Six Months Ended June 30,
	2020	2019	Change
Gross profit	$905	$940	(3.7)%
Gross margin	47.6%	30.4%	56.6%
In the first six months of 2020, gross margin increased primarily due to a higher percentage of revenue related to service revenue compared to product revenue.

Operating Expenses
Sales and Marketing Expense
Sales and marketing expenses were $0.5 million and $0.9 million for the first six months of 2020 and 2019, respectively. The decrease of $0.4 million was primarily due to a decrease of $0.3 million in employee and related expenses associated with a lower average headcount, and a $0.1 million decrease in share-based compensation expense.
Research and Development Expense
Research and development expenses were $0.7 million and $1.2 million for the first six months of 2020 and 2019, respectively. The decrease of $0.5 million was primarily due to a decrease of $0.4 million in employee and related expenses associated with a lower average headcount, and a $0.1 million decrease in outside contractor fees.
General and Administrative Expense
General and administrative expenses were $2.8 million and $2.0 million for the first six months of 2020 and 2019, respectively. The increase of $0.8 million was primarily due to an increase of $0.9 million in outside contractor fees, an increase of $0.1 million in legal fees, and a decrease of $0.2 million in employee and related expense including share-based compensation expense.
Liquidity and Capital Resources
We have recurring losses from operations and a net working capital deficiency. Our primary source of cash flow is generated from sales of our disk automation systems and service revenue. We have financed our operations through gross proceeds from private sales of equity securities and with borrowings under our credit facility. At June 30, 2020, we had cash of $374,000 compared to cash of $149,000 at December 31, 2019. As of June 30, 2020, we had a working capital deficit of $3.3 million compared to December 31, 2019 working capital deficit of $4.7 million, reflecting an increase of $1.9 million in current assets and an increase in current liabilities of $563,000. Cash management and preservation continue to be a top priority. We expect to incur negative operating cash flows as we work to maintain and increase our sales volume, and maintain operational efficiencies.
Between July 9, 2020 and July 15, 2020, the Company converted $348,000 of convertible debt and issued 535,920 common shares of the Company, of which $174,000 of debt converted was held by related parties, and they were issued in the aggregate 267,960 common shares.
On July 28, 2020, the Company entered into a Securities Purchase Agreement with Oasis Capital pursuant to which the Company received $500,000 and issued to Oasis (i) an 8.0% original issue discount promissory note payable, with a six month term and aggregate principal amount of $615,000, and (ii) 90,000 common shares of the Company at $3.37 per share. Torrington earned a fee of $40,000 for facilitating the transaction.
On May 15, 2020, the Company entered into an equity purchase agreement and registration rights agreement with Oasis Capital, to purchase from the Company up to $11.0 million common shares of the Company. Under the purchase agreement, the Company has the right to sell up to $11.0 million of its common shares to Oasis Capital over a 36-month period, upon satisfaction of the conditions in the Agreement, including the effectiveness of a resale registration statement filed on Form S-1. The Company will control the timing and amount of any sales to Oasis Capital, and Oasis Capital is obligated to make purchases in accordance with the purchase agreement, upon certain terms and conditions being met. The purchase agreement, which contains a floor price of $1.58 per common share, allows the Company to fund its needs in a more expedient and cost-effective manner, on the pricing terms set forth in the purchase agreement. The equity line is designed to provide capital to the company as it is required.
Between April 7, 2020 and April 24, 2020, the Company converted $348,000 of convertible debt and issued 535,920 common shares of the Company, of which $174,000 of debt converted was held by related parties, and they were issued in the aggregate 267,960 common shares.

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
Management has projected that cash on hand and use of equity purchase agreement may not be sufficient to allow the Company to continue operations beyond October 31, 2020 if we are unable to raise additional funding for operations. We expect our working capital needs to increase in the future as we continue to expand and enhance our operations. Our ability to raise additional funds through equity or debt financings or other sources may depend on the financial success of our current business and successful implementation of our key strategic initiatives, financial, economic and market conditions and other factors, some of which are beyond our control. No assurance can be given that we will be successful in raising the required capital at reasonable cost and at the required times, or at all. Further equity financings may have a dilutive effect on shareholders and any debt financing, if available, may require restrictions to be placed on our future financing and operating activities. If we require additional capital and are unsuccessful in raising that capital, we may not be able to continue our business operations and advance our growth initiatives, which could adversely impact our business, financial condition and results of operations.
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
As of June 30, 2020, our outstanding debt balance, including accrued interest, was as follows (in thousands):

	Maturity Date	Interest Rate	Amount Outstanding
Paycheck Protection Program Small Business Administration Loan	4/9/2022	1.0%	$669
Convertible debt, net	3/23/2023	6.0%	$347
Line of credit	9/19/2020	6.5%	$489
All debt and credit facilities are denominated in U.S. dollars. Our line of credit facility contains standard borrowing conditions and can be recalled by the lenders if certain conditions are not met.

The following table shows a summary of our cash flows (used in) provided by operating activities, investing activities and financing activities (in thousands):

	Six Months Ended June 30,
	2020	2019
Net cash used in operating activities	$(1,090)	$(1,002)
Net cash used in investing activities	$—	$—
Net cash provided by financing activities	$1,315	$812
The use of cash during the first six months of 2020 was primarily a result of our net loss of $3.0 million, offset by $0.6 million in non-cash items, which included revaluation of subscription agreements, amortization of debt issuance cost, share-based compensation, depreciation and amortization.
During the first six months of 2020, we received $0.7 million from proceeds from debt, $0.6 million in net proceeds from convertible debentures, which $0.2 million was from a related party, and $0.1 million from exercise of stock options. During the first six months of 2019, we received $0.8 million in proceeds from related party debt and our line of credit.
Off-Balance Sheet Information
During the ordinary course of business, we may provide standby letters of credit to third parties as required for certain transactions initiated by us. As of June 30, 2020, we had no standby letters of credit outstanding.
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

Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the three months ended June 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
On October 22, 2019, UD Trust filed an amended complaint in the Delaware Bankruptcy Court. The amended complaint includes all of the claims and parties in the original complaint first filed in October 2015 in the Utah Bankruptcy Court as well as the claims and additional parties in the California Complaint. We continue to believe this lawsuit to be without merit and intend to vigorously defend against the action. On February 10, 2020, we filed a renewed motion seeking to dismiss the majority of the claims asserted by the UD Trust in the amended complaint. On that same day, we also filed a counterclaim against the UD Trust in which we allege that V3 breached numerous provisions of the APA. The Company’s current and former officers and directors that were named as defendants in the amended complaint as well as the Cyrus Group all filed motions seeking to dismiss all claims that the UD Trust alleged against them. The parties have completed briefing of these matters, have requested oral argument, and are waiting for the court to schedule argument, or decide the motions.

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
Risks Relating To Our Business
We may be unable to successfully integrate our recent and future acquisitions, which could adversely affect our business, financial condition, results of operations and prospects.
We recently acquired 101 Invest, and have entered into a definitive merger agreement with Rainmaker Worldwide Inc. (“Rainmaker”). The operation and management of recent acquisitions, or any of our future acquisitions, may adversely affect our existing income and operations or we may not be able to effectively manage any growth resulting from these transactions. 101 Invest and Rainmaker operated independently of one another. Until we establish centralized financial, management information and other administrative systems, we will rely on the separate systems of these companies, including their financial reporting systems.
Our success will depend, in part, on the extent to which we are able to merge these functions, eliminate the unnecessary duplication of other functions and otherwise integrate these companies (and any additional businesses with which we may combine in the future) into a cohesive, efficient enterprise. This integration process may entail significant costs and delays could occur. Our failure to integrate the operations of these companies successfully could adversely affect our business, financial condition, results of operations and prospects. To the extent that any acquisition results in additional goodwill, it will reduce our tangible net worth, which might adversely affect our business, financial condition, results of operations and prospects, as well as our credit capacity.
Risks Related to our Debt and Credit Facilities and our Liquidity
Our cash and other sources of liquidity may not be sufficient to fund our operations beyond October 31, 2020. If we raise additional funding through sales of equity or equity-based securities, your shares will be diluted. If we need additional funding for operations and we are unable to raise it, we may be forced to liquidate assets and/or curtail or cease operations or seek bankruptcy protection or be subject to an involuntary bankruptcy petition.
Management has projected that cash on hand and use of equity purchase agreement may not be sufficient to allow the Company to continue operations beyond October 31, 2020 if we are unable to raise additional funding for operations. We expect our working capital needs to increase in the future as we continue to expand and enhance our operations. Our ability to raise additional funds through equity or debt financings or other sources may depend on the financial success of our current business and successful implementation of our key strategic initiatives, financial, economic and market conditions and other factors, some of which are beyond our control. No assurance can be given that we will be successful in raising the required capital at reasonable cost and at the required times, or at all. Further equity financings may have a dilutive effect on shareholders and any debt financing, if available, may require restrictions to be placed on our future financing and operating activities. If we require additional capital and are unsuccessful in raising that capital, we may not be able to continue our business operations and advance our growth initiatives, which could adversely impact our business, financial condition and results of operations.
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
As of June 30, 2020, we have in the aggregate 9,687,778 Preferred Shares outstanding. The conversion of the outstanding Preferred Shares will result in substantial dilution to our common shareholders. Pursuant to our articles of amalgamation, our Board of Directors has the authority to fix and determine the voting rights, rights of redemption and other rights and preferences of preferred stock.
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
 Additionally, as of June 30, 2020 we have warrants outstanding for the purchase of up to 3,101,182 common shares having a weighted-average exercise price of $3.63 per share. The sale of our common shares upon exercise of our outstanding warrants, the conversion of the preferred shares into common shares, or the sale of a significant amount of the common shares issued or issuable upon exercise of the warrants in the open market, or the perception that these sales may occur, could cause the market price of our common shares to decline or become highly volatile.

The sale of our common stock to Oasis Capital may cause substantial dilution to our existing stockholders and the sale of the shares of common stock acquired by Oasis Capital could cause the price of our common stock to decline.
 We have registered for sale 6,962,026 shares of common stock that we may sell to Oasis Capital, LLC (“Oasis Capital”) under the Equity Purchase Agreement. It is anticipated that these shares will be sold over a period of up to approximately 36 months. The number of shares ultimately offered for sale by Oasis Capital is dependent upon the number of shares we elect to sell to Oasis Capital under the Equity Purchase Agreement. Sales by Oasis Capital of shares acquired pursuant to the Equity Purchase Agreement may result in dilution to the interests of other holders of our common stock.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
None.
Item 3. Defaults Upon Senior Securities.
None.

Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
None.

Item 6. Exhibits.

Exhibit		Filed	Incorporated by Reference
Number	Description	Herewith	Form	File No.	Date Filed

3.1	Certificate and Articles of Amalgamation of the Company		6-K	001-36532	3/25/2015

3.2	Certificate of Amendment to the Articles of Amalgamation of the Company		6-K	001-36532	7/17/2017

3.3	Certificate of Amendment to the Articles of Amalgamation of the Company		8-K	001-36532	10/2/2018

3.4	Certificate of Amendment to the Articles of Amalgamation of the Company		8-K	001-36532	11/5/2018

3.5	Certificate of Amendment to the Articles of Amalgamation of the Company		8-K	001-36532	11/14/2018

3.6	Certificate of Amendment to the Articles of Amalgamation of the Company		8-K	001-36532	7/12/2019

3.7	Certificate of Amendment to the Articles of Amalgamation of the Company		8-K	001-36532	11/8/2019

3.8	Certificate of Amendment to the Articles of Amalgamation of the Company		8-K	001-36532	5/8/2020

3.9	By-Law No. 1, as Amended		6-K	001-36532	7/17/2017

3.10	By-Law No. 2		6-K	001-36532	5/12/2017

4.1	Form of Warrant		8-K	001-36532	5/4/2020

4.2	Promissory Note, dated July 28, 2020, between the Company and Oasis Capital, LLC		8-K	001-36532	7/31/2020

4.3	Promissory Note, dated August 4, 2020, between the Company and Rainmaker Worldwide		8-K	001-36532	8/10/2020

10.1	Form of Purchase Agreement		8-K	001-36532	5/4/2020

10.2	Extension Letter dated March 3, 2020 between HVE Inc., a subsidiary of Sphere 3D Corp., and Citizens National Bank of Texas.		10-K	001-36532	5/14/2020

10.3	Business Advisory Agreement between Sphere 3D Corp. and Torrington Financial Services Ltd. dated February 13, 2020		10-K	001-36532	5/14/2020

10.4	U.S. Small Business Administration Note dated April 9, 2020 between the Company and Citizens National Bank of Texas		10-K	001-36532	5/14/2020

10.5	Equity Purchase Agreement dated May 15, 2020 between the Company and Oasis Capital, LLC		8-K	001-36532	5/19/2020

10.6	Registration Rights Agreement dated May 15, 2020 between the Company and Oasis Capital, LLC		8-K	001-36532	5/19/2020

10.7	Consulting Agreement dated April 24, 2020 between the Company and ROK Consulting Inc.		S-1	333-238531	5/20/2020

10.8	Form of Assignment Agreement dated May 4, 2020	X

Exhibit		Filed	Incorporated by Reference
Number	Description	Herewith	Form	File No.	Date Filed
10.9	Extension Letter dated June 9, 2020 between HVE Inc., a subsidiary of Sphere 3D Corp., and Citizens National Bank of Texas		10-Q	001-36532	6/24/2020

10.10	Amendment to Equity Purchase Agreement dated June 18, 2020 between the Company and Oasis Capital, LLC		10-Q	001-36532	6/24/2020

10.11	Consulting Agreement dated June 1, 2020 between the Company and GROUPE PARAMEUS CORP		10-Q	001-36532	6/24/2020

10.12	Agreement and Plan of Merger, dated as of July 14, 2020, by and among the Company, Rainmaker Worldwide Inc. and S3D Nevada Inc.*		8-K	001-36532	7/17/2020

10.13	Lock-Up Letter between the Company and FBC Holdings Sárl dated July 14, 2020		8-K	001-36532	7/17/2020

10.14	Securities Purchase Agreement, dated July 28, 2020, between the Company and Oasis Capital, LLC		8-K	001-36532	7/31/2020

10.15	Share Purchase Agreement, dated August 3, 2020, between the Company and Dale Allan Peters*		8-K	001-36532	8/10/2020

10.16	Amendment to Transition Service Agreement between the Company and Overland Storage, Inc. dated June 30, 2020	X

31.1	Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

31.2	Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

101.INS	XBRL Instance Document	X

101.SCH	XBRL Taxonomy Extension Schema	X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase	X

101.DEF	XBRL Taxonomy Extension Definition Linkbase	X

101.LAB	XBRL Taxonomy Extension Label Linkbase	X

101.PRE	XBRL Taxonomy Presentation Linkbase	X
___________

* The Company has omitted schedules and other similar attachments to such agreement pursuant to Item 601(b) of Regulation S-K. The Company will furnish a copy of such omitted document to the Securities and Exchange Commission upon request.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Sphere 3D Corp.

Date:	August 14, 2020	By:	/s/ Peter Tassiopoulos
Peter Tassiopoulos Chief Executive Officer (Principal Executive Officer)