Form 10-Q
period 2020-09-30
Sphere 3D Corp
filed 2020-11-16
CIK 1591956

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2020
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
Large accelerated filer ☐             Accelerated filer ☐
Non-accelerated filer ☐                 Smaller reporting company ☒
(Do not check if a smaller reporting company)    Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐
As of November 10, 2020, there were 7,867,186 shares of the registrant’s common stock outstanding.

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements.
Sphere 3D Corp.
Condensed Consolidated Statements of Operations
(in thousands of U.S. dollars, except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019

	(Unaudited)		(Unaudited)
Revenue	$890	$1,368	$2,791	$4,461
Cost of revenue	356	883	1,352	3,036
Gross profit	534	485	1,439	1,425
Operating expenses:
Sales and marketing	336	550	872	1,494
Research and development	264	460	947	1,673
General and administrative	1,590	801	4,406	2,814
	2,190	1,811	6,225	5,981
Loss from operations	(1,656)	(1,326)	(4,786)	(4,556)
Other income (expense):
Interest expense, related party	(191)	(41)	(309)	(327)
Interest expense	(57)	(9)	(142)	(24)
Other income, net	715	2,261	1,002	2,283
(Loss) income before income taxes	(1,189)	885	(4,235)	(2,624)
Provision for income taxes	1	—	4	—
Net (loss) income	$(1,190)	$885	$(4,239)	$(2,624)
Net (loss) income per share:
Net (loss) income per share basic	$(0.17)	$0.33	$(0.81)	$(1.09)
Net (loss) income per share diluted	$(0.17)	$0.10	$(0.81)	$(1.09)
Shares used in computing net (loss) income per share:
Basic	6,949,010	2,668,311	5,240,003	2,403,373
Diluted	6,949,010	8,909,761	5,240,003	2,403,373
See accompanying notes to condensed consolidated financial statements.

Sphere 3D Corp.
Condensed Consolidated Statements of Comprehensive (Loss) Income
(in thousands of U.S. dollars)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019

	(Unaudited)		(Unaudited)
Net (loss) income	$(1,190)	$885	$(4,239)	$(2,624)
Other comprehensive income (loss):
Foreign currency translation adjustment	12	(8)	(31)	34
Total other comprehensive income (loss)	12	(8)	(31)	34
Comprehensive (loss) income	$(1,178)	$877	$(4,270)	$(2,590)
See accompanying notes to condensed consolidated financial statements.

Sphere 3D Corp.
Condensed Consolidated Balance Sheets
(in thousands of U.S. dollars, except shares)

	September 30, 2020	December 31, 2019

Assets	(Unaudited)
Current assets:
Cash and cash equivalents	$2,896	$149
Accounts receivable, net	259	369
Inventories	659	753
Other current assets	998	670
Total current assets	4,812	1,941
Investment in affiliate	2,100	2,100
Intangible assets, net	3,091	2,301
Goodwill	1,385	1,385
Other assets	3,636	679
Total assets	$15,024	$8,406
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$2,360	$4,113
Accrued liabilities	2,457	475
Accrued payroll and employee compensation	405	340
Deferred revenue	719	1,069
Debt	1,103	—
Debt, related party	311	—
Line of credit	489	491
Other current liabilities	153	158
Total current liabilities	7,997	6,646
Deferred revenue, long-term	283	485
Long-term debt	667	—
Other non-current liabilities	45	35
Total liabilities	8,992	7,166
Commitments and contingencies (Note 13)
Shareholders’ equity:
Preferred shares, no par value, unlimited shares authorized, 9,355,778 and 8,443,778 shares issued and outstanding at September 30, 2020 and December 31, 2019, respectively	11,769	8,444
Common shares, no par value; unlimited shares authorized, 7,597,186 and 3,850,105 shares issued and outstanding as of September 30, 2020 and December 31, 2019, respectively	191,898	186,161
Accumulated other comprehensive loss	(1,800)	(1,769)
Accumulated deficit	(195,835)	(191,596)
Total shareholders’ equity	6,032	1,240
Total liabilities and shareholders’ equity	$15,024	$8,406
See accompanying notes to condensed consolidated financial statements.

Sphere 3D Corp.
Condensed Consolidated Statements of Cash Flows
(in thousands of U.S. dollars)

	Nine Months Ended September 30,
	2020	2019
Operating activities:	(Unaudited)
Net loss	$(4,239)	$(2,624)
Adjustments to reconcile net loss to cash used in operating activities:
Forgiveness of liabilities	(776)	(551)
Forgiveness of related party liabilities	—	(1,745)
Depreciation and amortization	742	773
Revaluation of subscription agreements	(79)	—
Amortization of debt issuance costs	392	—
Share-based compensation	5	478
Preferred shares interest expense-related party	—	291
Changes in operating assets and liabilities:
Accounts receivable	110	365
Inventories	94	405
Accounts payable and accrued liabilities	3,380	454
Accrued payroll and employee compensation	66	84
Deferred revenue	(553)	70
Other assets and liabilities, net	(1,138)	564
Net cash used in operating activities	(1,996)	(1,436)
Financing activities:
Proceeds from issuance of preferred shares, net	2,735	—
Proceeds from long-term debt	667	—
Proceeds from convertible debt	375	—
Proceeds from convertible debt-related party	200	—
Proceeds from exercise of warrants	120	—
Proceeds from issuance of common shares and warrants	115	480
Proceeds from exercise of stock options	76	—
Proceeds from debt - related party	500	523
Payments for debt - related party	(42)	—
(Payments for) proceeds from line of credit, net	(2)	221
Net cash provided by financing activities	4,744	1,224
Effect of exchange rate changes on cash	(1)	—
Net increase (decrease) in cash and cash equivalents	2,747	(212)
Cash and cash equivalents, beginning of period	149	341
Cash and cash equivalents, end of period	$2,896	$129
See accompanying notes to condensed consolidated financial statements.

Sphere 3D Corp.
Condensed Consolidated Statements of Cash Flows (continued)
(in thousands of U.S. dollars)

	Nine Months Ended September 30,
	2020	2019
Supplemental disclosures of cash flow information:	(Unaudited)
Cash paid for interest	$25	$32
Supplemental disclosures of non-cash financing activities:
Issuance of common shares for settlement of liabilities	$2,034	$105
Issuance of common shares for acquisition of intangible asset	$1,560	$—
Issuance of common stock for conversion of convertible debt	$783	$—
Issuance of common stock for conversion of preferred shares	$510	$—
Issuance of convertible debt-related party for prepaid business advisory services	$150	$—
Issuance of common shares for settlement of related party liabilities	$379	$529
See accompanying notes to condensed consolidated financial statements.

Sphere 3D Corp.
Condensed Consolidated Statements of Shareholders’ Equity (Deficit)
(in thousands of U.S. dollars, except shares)
(unaudited)

	Preferred Shares		Common Shares		Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Shareholders' Equity
	Shares	Amount	Shares	Amount
Balance at January 1, 2020	8,443,778	$8,444	3,850,105	$186,161	$(1,769)	$(191,596)	$1,240
Issuance of common shares pursuant to the vesting of restricted stock units	—	—	20,420	—	—	—	—
Issuance of common shares for the settlement of liabilities	—	—	146,300	130	—	—	130
Share-based compensation	—	—	—	5	—	—	5
Other comprehensive income	—	—	—	—	(71)	—	(71)
Net loss	—	—	—	—	—	(1,103)	(1,103)
Balance at March 31, 2020	8,443,778	8,444	4,016,825	186,296	(1,840)	(192,699)	201
Issuance of preferred shares, net	1,244,000	808	—	—	—	—	808
Issuance of common shares for conversion of preferred shares	—	—	450,000	292	—	—	292
Issuance of common shares for conversion of convertible debt	—	—	580,580	377	—	—	377
Issuance of common shares for the settlement of liabilities	—	—	480,000	1,194	—	—	1,194
Issuance of stock options for the settlement of liabilities	—	—	—	54	—	—	54
Exercise of stock options	—	—	30,000	75	—	—	75
Other comprehensive income	—	—	—	—	28	—	28
Net loss	—	—	—	—	—	(1,946)	(1,946)
Balance at June 30, 2020	9,687,778	9,252	5,557,405	188,288	(1,812)	(194,645)	1,083
Issuance of preferred shares	3,000	2,735	—	—	—	—	2,735
Issuance of common shares	—	—	260,000	268	—	—	268
Issuance of common shares for conversion of preferred shares	(335,000)	(218)	335,000	218	—	—	—
Acquisition of intangible asset	—	—	480,000	1,560	—	—	1,560
Issuance of common shares for conversion of convertible debt	—	—	625,240	406	—	—	406
Issuance of common shares for the settlement of liabilities	—	—	339,541	1,157	—	—	1,157
Exercise of stock options	—	—	—	1	—	—	1
Other comprehensive loss	—	—	—	—	12	—	12
Net income	—	—	—	—	—	(1,190)	(1,190)
Balance at September 30, 2020	9,355,778	$11,769	7,597,186	$191,898	$(1,800)	$(195,835)	$6,032
See accompanying notes to condensed consolidated financial statements.

Sphere 3D Corp.
Condensed Consolidated Statements of Shareholders’ Equity (Deficit) (continued)
(in thousands of U.S. dollars, except shares)
(unaudited)

	Preferred Shares		Common Shares		Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Shareholders' Deficit
	Shares	Amount	Shares	Amount
Balance at January 1, 2019	—	$—	2,219,141	$183,524	$(1,816)	$(187,315)	$(5,607)
Issuance of common shares pursuant to the vesting of restricted stock units	—	—	38,930	—	—	—	—
Issuance of restricted stock awards for the settlement of liabilities	—	—	42,000	105	—	—	105
Share-based compensation	—	—	—	124	—	—	124
Other comprehensive income	—	—	—	—	40	—	40
Net loss	—	—	—	—	—	(1,844)	(1,844)
Balance at March 31, 2019	—	—	2,300,071	183,753	(1,776)	(189,159)	(7,182)
Issuance of common shares pursuant to the vesting of restricted stock units	—	—	3,017	—	—	—	—
Share-based compensation	—	—		117	—	—	117
Other comprehensive loss	—	—	—	—	2	—	2
Net loss	—	—	—	—	—	(1,665)	(1,665)
Balance at June 30, 2019	—	—	2,303,088	183,870	(1,774)	(190,824)	(8,728)
Issuance of preferred shares	5,843,778	5,844	—	—	—	—	5,844
Issuance of common shares	—	—	240,000	480	—	—	480
Issuance of common shares for the settlement of related party debt	—	—	410,158	529	—	—	529
Issuance of common shares pursuant to the vesting of restricted stock units	—	—	10,545	—	—	—	—
Share-based compensation	—	—	—	238	—	—	238
Other comprehensive income	—	—	—	—	(8)	—	(8)
Net loss	—	—	—	—	—	885	885
Balance at September 30, 2019	5,843,778	$5,844	2,963,791	$185,117	$(1,782)	$(189,939)	$(760)
See accompanying notes to condensed consolidated financial statements.

Sphere 3D Corp.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
1.Organization and Business
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
Management has projected that cash on hand and other sources of liquidity may not be sufficient to allow the Company to continue operations beyond December 31, 2020 if we are unable to raise additional funding for operations. We expect our working capital needs to increase in the future as we continue to expand and enhance our operations. Our ability to raise additional funds through equity or debt financings or other sources may depend on the financial success of our current business and successful implementation of our key strategic initiatives, financial, economic and market conditions and other factors, some of which are beyond our control. No assurance can be given that we will be successful in raising the required capital at reasonable cost and at the required times, or at all. Further equity financings may have a dilutive effect on shareholders and any debt financing, if available, may require restrictions to be placed on our future financing and operating activities. If we require additional capital and are unsuccessful in raising that capital, we may not be able to continue our business operations and advance our growth initiatives, which could adversely impact our business, financial condition and results of operations.
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
The Company incurred losses from operations and negative cash flows from operating activities for the nine months ended September 30, 2020, and such losses may continue for the foreseeable future. Based upon the Company's current expectations and projections for the next year, the Company believes that it may not have sufficient liquidity necessary to sustain operations beyond December 31, 2020. These factors, among others, raise substantial doubt that the Company will be able to continue as a going concern. The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

Merger Agreement
On July 14, 2020, the Company entered into a definitive merger agreement (the “Rainmaker Merger Agreement”) pursuant to which it will acquire all of the outstanding securities of Rainmaker Worldwide Inc. (“Rainmaker”), a global Water-as-a-Service (“WaaS”) provider. Upon closing, the Company’s name will change to Rainmaker Worldwide Inc., and its business model will focus on Water-as-a-Service. Rainmaker management will assume leadership of the combined entity. Under the terms of the agreement, Rainmaker, a Nevada company, will merge with S3D Nevada Inc., a Nevada company wholly-owned by the Company, and the merged entity will be a wholly-owned subsidiary of the Company. Upon completion of the transaction the Company expects to remain listed on the NASDAQ market and will change its name to Rainmaker Worldwide Inc. After completion of the transaction, it is expected that current holders of Rainmaker will own a minority stake of the Company, on a fully diluted basis, as a result of their exchange of securities in the transaction. The transaction is subject to completion of an equity financing, or series of financings, for a minimum of $15.0 million at a share price to be mutually agreed upon prior to closing and such other customary regulatory and shareholder approvals, including the approval of NASDAQ. Closing is expected to occur prior to December 31, 2020 and subject to extension to February 28, 2021 in certain circumstances. The intent of the transaction is to transform the Company to a Commercial WaaS provider.
On September 14, 2020, the parties to the Merger Agreement entered into Amendment No. 1 to Agreement and Plan of Merger (the “Rainmaker Amendment”). Under the Rainmaker Amendment, the ratio of the Company’s common shares to be received by Rainmaker shareholders has changed from one-third of a common share of the Company per common or preferred share of Rainmaker to 1/15 of a share.
On September 14, 2020, the Company entered into a Senior Secured Convertible Promissory Note with Rainmaker (the “Rainmaker Note”), pursuant to which the Company loaned Rainmaker the principal amount of $3.1 million comprised of: (a) a new advance of $1.85 million paid to Rainmaker on October 1, 2020, (b) the principal and any interest owing under existing promissory notes issued by Rainmaker to two investors on April 2, 2020 in the aggregate amount of $1.1 million, which indebtedness was assigned to the Company on May 4, 2020 (the “Assigned Notes”), and (c) a promissory note in the principal amount of $150,000 issued to the Company on August 4, 2020 (the “Original Note”). The Assigned Notes and the Original Note are included in the principal amount of the Rainmaker Note and therefore, the Assigned Notes and the Original Notes are deemed cancelled. The Rainmaker Note shall be secured as a registered lien under the Uniform Commercial Code and the Personal Property Security Act (Ontario) against the assets of Rainmaker and shall bear interest at the rate of 10% per annum. The principal and interest shall accrue monthly and be due and payable in full on September 14, 2023.
2.Significant Accounting Policies
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
Foreign Currency Translation
The financial statements of foreign subsidiaries, for which the functional currency is the local currency, are translated into U.S. dollars using the exchange rate at the consolidated balance sheet date for assets and liabilities and a weighted-average exchange rate during the year for revenue, expenses, gains and losses. Translation adjustments are recorded as other comprehensive income (loss) within shareholders’ equity. Gains or losses from foreign currency transactions are recognized in the condensed consolidated statements of operations. Such transactions resulted in a loss of $8,000 and $5,000 in the three months ended September 30, 2020 and 2019, respectively, and a loss of $9,000 and $13,000 in the nine months ended September 30, 2020 and 2019, respectively.
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
Purchased intangible assets are amortized on a straight-line basis over their economic lives of 15 years for supplier agreement, six to 25 years for channel partner relationships, three to nine years for developed technology, three to eight years for capitalized development costs, and two to 25 years for customer relationships as this method most closely reflects the pattern in which the economic benefits of the assets will be consumed.
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

3.Certain Balance Sheet Items
The following table summarizes inventories (in thousands):

	September 30, 2020	December 31, 2019
Raw materials	$120	$92
Work in process	166	137
Finished goods	373	524
	$659	$753
The following table summarizes other current assets (in thousands):

	September 30, 2020	December 31, 2019
Prepaid services	$632	$23
Prepaid insurance	169	184
Transition service agreement	78	345
Deferred cost - service contracts	108	118
Other	11	—
	$998	$670
The following table summarizes other assets (in thousands):

	September 30, 2020	December 31, 2019
Convertible promissory note receivable long-term	$3,128	$—
Prepaid insurance and services	418	519
Deferred cost – service contracts	75	154
Other	15	6
	$3,636	$679

4.Intangible Assets
The following table summarizes intangible assets, net (in thousands):

	September 30, 2020	December 31, 2019
Developed technology	$13,323	$13,323
Supplier agreement	1,560	—
Channel partner relationships	730	730
Capitalized development costs(1)	2,959	3,047
Customer relationships	380	380
	18,952	17,480
Accumulated amortization:
Developed technology	(13,038)	(12,682)
Supplier agreement	(17)	—
Channel partner relationships	(446)	(355)
Capitalized development costs(1)	(2,303)	(2,094)
Customer relationships	(337)	(328)
	(16,141)	(15,459)
Total finite-lived assets, net	2,811	2,021
Indefinite-lived intangible assets - trade names	280	280
Total intangible assets, net	$3,091	$2,301
________________
(1)    Includes the impact of foreign currency exchange rate fluctuations.
Amortization expense of intangible assets was $258,000 and $252,000 during the three months ended September 30, 2020 and 2019, respectively. Amortization expense of intangible assets was $740,000 and $771,000 during the nine months ended September 30, 2020 and 2019, respectively. Estimated amortization expense for intangible assets is expected to be approximately $228,000 for the remainder of 2020 and $606,000, $459,000, $138,000, $116,000, and $115,000 in fiscal 2021, 2022, 2023, 2024 and 2025, respectively.
Supplier Agreement Acquisition
On August 3, 2020, Dale Allan Peters (“Peters”), as the beneficial shareholder of 101250 Investments Ltd. (“101 Invest”), a company existing under the laws of the Turks & Caicos Islands and a water partner of Rainmaker, entered into a Share Purchase Agreement (the “101 Invest Purchase Agreement”) with the Company. As a result of the 101 Invest Purchase Agreement, 101 Invest is a wholly-owned subsidiary of the Company. Under the terms of the 101 Invest Purchase Agreement, the Company issued 480,000 common shares at $3.25 per share to Greenfield Investments Ltd. for a purchase price of $1,560,000. The common shares contain a legend, either statutory or contractual, which will restrict the resale of the common shares for a period of six-months and one day from the closing date. In addition, the Company held back and retained 96,000 of the common shares for a six-month period from the closing date in support of any breaches of representations and warranties by Peters under the 101 Invest Purchase Agreement. 101 Invest has exclusive rights to deliver the Rainmaker water solution to three Turks and Caicos island communities - Plantation Hills, Blue Sky and Village Estates. The Company completed this transaction to assist in the deployment and expansion of its opportunities in the WaaS segment.

5.Investment in Affiliate
In November 2018, in connection with the divestiture of Overland, the Company received 1,879,699 Silicon Valley Technology Partners (“SVTP”) Preferred Shares representing 19.9% of the outstanding shares of capital stock of SVTP with a fair value of $2.1 million. The fair value of this investment was estimated using discounted cash flows and consideration of the Exchange Agreement described below. The Company concluded it does not have a significant influence over the investee. There were no known identified events or changes in circumstances that may have a significant adverse effect on the fair value of the investment at September 30, 2020.
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
6.Debt
On August 27, 2020, the Company entered into a settlement agreement with O’Melveny & Myers LLP (“OMM”) pursuant to which the Company issued to OMM a secured promissory note (the “OMM Note”) in the aggregate principal amount of $1.1 million in satisfaction of certain accounts payable owed to OMM. The OMM Note bears interest at 1.68% per annum and matures on December 30, 2020. The Company may prepay any amounts outstanding under the OMM Note at any time. The Company’s obligations pursuant to the OMM Note are secured by substantially all of the Company’s assets. The Company recorded a gain on forgiveness of liabilities in the amount of $600,000 which is included in other income.
On July 28, 2020, the Company entered into a Securities Purchase Agreement with Oasis Capital (“Oasis”), a related party of the Company, pursuant to which the Company received $500,000 and issued to Oasis (i) an 8.0% original issue discount promissory note payable, with a six month term and aggregate principal amount of $615,000, and (ii) 90,000 common shares of the Company at $3.37 per share. Torrington, a related party, earned a fee of $40,000 for facilitating the transaction. At September 30, 2020, the Company had $311,000 outstanding, net of unamortized debt costs of $271,000 on the Oasis promissory note.
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

Convertible Debt and Warrants
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
During the nine months ended September 30, 2020, the Company converted $783,000 of convertible debt, including Torrington’s fee and issued 1,206,545 common shares of the Company, of which $408,000 of debt converted was held by related parties, and they were issued in the aggregate 628,320 common shares.
During the nine months ended September 30, 2020, the Company issued 200,000 common shares of the Company for the exercise of the March 23, 2020 warrants and received $120,000 in proceeds.
Line of credit
The Company has a line of credit agreement with a bank with a maximum borrowing limit, effective July 2, 2019, of $500,000. Borrowings under this agreement bear interest at a rate of 6.5% per annum. The line of credit expires on December 31, 2020. Borrowings under the line of credit are secured by the inventory and accounts receivable balances of the Company. At September 30, 2020, the outstanding balance was $489,000.
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

7.Fair Value Measurements
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
8.Preferred Shares
Series E Preferred Shares
On September 17, 2020, the Company filed articles of amendment to create a fifth series of preferred shares, being, an unlimited number of Series E Preferred Shares and to provide for the rights, privileges, restrictions and conditions attaching thereto. Each Series E Preferred Share shall have a stated value of $1,000 and is convertible into the Company’s common shares at a conversion price equal to the lower of (i) 80% of the average of the three lowest VWAPs of the common stock during the ten trading days immediately preceding, but not including, the conversion date and (ii) $2.00; however, in no event shall the conversion price be lower than $1.00 per share. The Series E Preferred Shares are non-voting and pay dividends at a rate of 8.0% per annum, payable quarterly.
The shareholder of the Series E Preferred Shares, may, at any time, convert all or any Series E Preferred Shares provided that (i) the common shares issuable upon such conversion, together with all other common shares of the Company held by the shareholder in the aggregate, would not cause such shareholder’s ownership of the Company’s common shares to exceed 9.99% of the total number of outstanding common shares of the Company (ii) and such conversion would not exceed the maximum number of Sphere common shares that may be issued upon conversion of all shares of Series E Preferred Stock in the aggregate of 1,500,000 common shares.
On September 14, 2020, the Company entered into a Securities Purchase Agreement with an investor relating to the issuance and sale to the investor of 3,000 shares of the Company’s subsequently established Series E Convertible Preferred Shares in a private placement transaction for net proceeds of $2.7 million. On September 23, 2020, the Company entered into an amendment to the Securities Purchase Agreement. Under the amendment, the investor and the Company agreed that to the extent the investor converts any Series E Preferred Shares into common shares, such common shares shall be prohibited from being voted with respect to any proposal related to the transactions contemplated by the Securities Purchase Agreement, including any proposal seeking to obtain shareholder approval of the transactions contemplated by the Securities Purchase Agreement in accordance with Nasdaq rules. The Company paid a related party, Torrington, a business advisory fee of $240,000 related to this transaction.

Series D Preferred Shares
On May 6, 2020, the Company filed articles of amendment to create a fourth series of preferred shares, being, an unlimited number of Series D Preferred Shares and to provide for the rights, privileges, restrictions and conditions attaching thereto. The Series D Preferred Shares are convertible into our common shares, at a conversion price equal to $0.65, subject to certain anti-dilution adjustments. Each shareholder of the Series D Preferred Shares, may, at any time, convert all or any part of the Series D Preferred Shares provided that after such conversion the common shares issuable, together with all the common shares held by the shareholder in the aggregate would not exceed 9.9% of the total number of outstanding common shares of the Company or in the aggregate no more than the exchange cap of 800,000 common shares by all holders of Series D Preferred Shares.
On April 30, 2020, the Company entered into a Securities Purchase Agreement with two investors (the “Purchasers“) relating to the issuance and sale, in the aggregate, of 1,694,000 shares (the “Shares“) of the Company's subsequently established Series D Convertible Preferred Shares, no par value and warrants to purchase up to 1,694,000 common shares of the Company in a private placement transaction, in exchange for the assignment to the Company by the investors of certain convertible promissory notes receivable held by the investors in an aggregate amount of $1.1 million. Subject to certain limitations, the warrants will be exercisable commencing on the six month anniversary at an exercise price equal to $0.92 per common share, subject to adjustments as provided under the terms of the warrants, and are exercisable for a five year period. The warrants include a provision restricting the warrant holder from exercising it if the aggregate number of common shares held by the warrant holder equals or exceeds 5.0% of the issued and outstanding shares of the Company, calculated on a partially converted basis (i.e., assuming the conversion of all rights to receive common shares of the Company held by the warrant holder). The Series D Preferred Shares are convertible at the option of the holder, subject to certain conditions.
During the nine months ended September 30, 2020, the Company converted 785,000 shares of the Series D Preferred Shares and issued 785,000 common shares of the Company. As a result of the conversion, one of the Purchasers, Gora Consulting Corp. (“Gora”) is classified as a related party of the Company. Gora participated in the Securities Purchase Agreement by acquiring 847,000 Shares and warrants to purchase 847,000 common shares, in exchange for the assignment to the Company certain promissory notes receivable held by Gora in an aggregate amount of $550,000. During the nine months ended September 30, 2020, Gora converted 485,000 Series D Preferred Shares and was issued 485,000 common shares of the Company. In addition, on April 21, 2020, the sole owner of Gora entered into a share purchase agreement with an employee of the Company and acquired 211,745 common shares of the Company.
Series C Preferred Shares
On October 30, 2019, the directors of the Company passed a resolution authorizing the filing of articles of amendment to create a third series of preferred shares, being, an unlimited number of Series C Preferred Shares and to provide for the rights, privileges, restrictions and conditions attaching thereto. On November 6, 2019, the Company filed the Articles of Amendment to create the Series C Preferred Shares. Pursuant to the articles of amendment governing the rights and preferences of outstanding shares of Series C Preferred Shares, each preferred share, subject to prior shareholder approval, are convertible into our common shares, at a conversion rate in effect on the date of conversion. Overland, a related party and the sole shareholder of the Series C Preferred Shares, agreed that it would not exercise its conversion right with respect to its Series C Preferred Shares until the earlier of (i) October 31, 2020 and (ii) such time that we file for bankruptcy or an involuntary petition for bankruptcy is filed against us (unless such petition is dismissed or discharged within 30 days) provided that after such conversion the common shares issuable, together with the aggregate common shares held by Overland would not exceed 19.9% of the total number of outstanding common shares of the Company. At September 30, 2020, the Company has issued and outstanding 1,600,000 Series C Preferred Shares of the Company valued at $1.00 per share.

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
For the three and nine months ended September 30, 2020, there was no related party interest expense related to preferred shares dividends. For the three and nine months ended September 30, 2019, there was related party interest expense of $30,000 and $291,000, respectively, related to preferred shares dividends.
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
Management has determined that the conversion terms of the Series B Preferred Shares, Series C Preferred Shares, Series D Preferred Shares and Series E Preferred Shares do not cause the preferred shares to be treated as liability instruments, and accordingly such preferred shares are presented as equity instruments.

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
On April 24, 2020, the Company entered into a consulting agreement with ROK Consulting Inc. (“ROK”) to provide consulting services to the Company in the area of corporate finance, investor communications and financial and investor public relations (the “ROK Consulting Agreement”). As compensation for ROK’s services to be provided pursuant to the ROK Consulting Agreement, in addition to cash compensation, the Company agreed to issue to ROK 375,000 common shares of the Company. On June 19, 2020, the Company issued 150,000 common shares of the Company with a fair value of $360,000 to ROK per the terms of the ROK Consulting Agreement. On August 4, 2020, the Company issued 225,000 common shares of the Company with a fair value of $725,000 to ROK per the terms of the ROK Consulting Agreement.
In May 2020, the Company entered into an equity purchase agreement and registration rights agreement with Oasis Capital, LLC (“Oasis Capital”), to purchase from the Company up to $11.0 million worth of common shares of the Company. Under the purchase agreement, the Company has the right to sell up to $11.0 million of its common shares to Oasis Capital over a 36-month period, upon satisfaction of the conditions in the purchase agreement, including the effectiveness of a resale registration statement filed on Form S-1. The Company will control the timing and amount of any sales to Oasis Capital, and Oasis Capital is obligated to make purchases in accordance with the purchase agreement, upon certain terms and conditions being met. The purchase agreement, which contains a floor price of $1.58 per common share, allows the Company to fund its needs in a more expedient and cost-effective manner, on the pricing terms set forth in the purchase agreement. The equity line is designed to provide capital to the company as it is required. During the nine months ended September 30, 2020, the Company issued 60,000 common shares to Oasis Capital for gross proceeds of $140,000 under the terms and conditions of the equity purchase agreement. In October 2020, the Company issued 140,000 common shares to Oasis Capital for gross proceeds of $249,000 under the terms and conditions of the Oasis Capital equity purchase agreement.
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

Warrants
At September 30, 2020, the Company had the following outstanding warrants to purchase common shares:

Date issued	Contractual life (years)	Exercise price	Number outstanding		Expiration
October 2015	5	$466.00	2,010		October 14, 2020
December 2015	5	$500.00	5,138		December 15, 2020
December 2015	5	$216.00	7,500		December 4, 2020
March 2016	5	$500.00	150		March 4, 2021
August 2017	5	$42.00	37,500		August 11, 2022
August 2017	5	$42.00	11,876		August 16, 2022
August 2017	5	$42.00	25,625		August 22, 2022
April 2018	5	$5.60	111,563		April 17, 2023
March 2020	3	$0.60	1,005,820		March 23, 2023
April 2020	5	$0.92	1,694,000		April 30, 2025
			2,901,182	(1)
_______________
(1)Includes warrants to purchase up to 2,002,000 common shares, in the aggregate, outstanding to related parties at September 30, 2020.
10.Equity Incentive Plans
During the nine months ended September 30, 2020 and 2019, the Company granted awards of restricted stock units of none and 100,000, respectively, of which the 100,000 granted in 2019 were outside of the 2015 Performance Incentive Plan. The restricted stock units were recorded at fair value on the date of grant. Restricted stock units typically vest over a period of approximately three years. The restricted stock units granted outside of the 2015 Performance Incentive Plan are fully vested. During the nine months ended September 30, 2020, the Company entered into various consulting agreements for business advisory services and granted to the same business advisors, in the aggregate, non-qualified stock options for the purchase of 130,000 common shares with an exercise price of $2.52 per share in lieu of cash payment for services performed of which 30,000 of such non-qualified options were granted to, and exercised by, a related party.
Restricted Stock Awards
During the nine months ended September 30, 2020 and 2019, the Company granted restricted stock awards (“RSA”) in lieu of cash payment for services performed. The estimated fair value of the RSAs was based on the market value of the Company’s common shares on the date of grant. During the nine months ended September 30, 2020 and 2019, the Company granted RSAs of 400,841 and 42,000, respectively, with a fair value of $771,000 and $105,000, respectively.

Share-Based Compensation Expense
The Company recorded the following compensation expense related to its share-based compensation awards:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Cost of sales	$—	$—	$—	$205
Sales and marketing	—	192,446	2,014	271,763
Research and development	—	15,705	2,532	52,326
General and administrative	—	29,607	—	153,663
Total share-based compensation expense	$—	$237,758	$4,546	$477,957
As of September 30, 2020, there was no unrecognized compensation expense related to equity-based compensation awards.
11.Net (Loss) Income per Share
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
A reconciliation of the numerators and denominators is as follows (in thousands, except share and per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Numerator:
Net (loss) income	$(1,190)	$885	$(4,239)	$(2,624)
Denominator:
Weighted average common shares outstanding for basic (loss) income per share	6,949,010	2,668,311	5,240,003	2,403,373
Net effect of dilutive common share equivalents	—	6,241,450	—	—
Weighted average common shares outstanding for diluted net (loss) income per share	6,949,010	8,909,761	5,240,003	2,403,373
Net (loss) income per share:
Basic	$(0.17)	$0.33	$(0.81)	$(1.09)
Diluted	$(0.17)	$0.10	$(0.81)	$(1.09)

Anti-dilutive common share equivalents excluded from the computation of diluted net (loss) income per share were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Preferred shares issued and outstanding	9,355,778	—	9,355,778	5,843,778
Common share purchase warrants	2,901,182	205,687	2,901,182	205,687
Options outstanding	101,175	6,837	101,175	6,837
12.Related Party Transactions
In February 2020, the Company entered into a business advisory agreement (the “Torrington Advisory Agreement”) with Torrington. Under the Torrington Advisory Agreement, Torrington is to receive certain consideration in the event the Company enters into a business combination. In September 2020, the Company and Torrington entered into Amendment No. 1 to the Business Advisory Agreement (the “Torrington Amendment”). Under the Torrington Amendment, the parties agreed that if the Company closes on its merger with Rainmaker pursuant to the Agreement and Plan of Merger, dated July 14, 2020, as amended at a ratio of at least 10 Rainmaker shares for one share of the Company, Torrington shall receive 1,800,000 common shares of the Company as compensation under the Torrington Advisory Agreement, subject to regulatory and NASDAQ approvals.
1542082 Ontario Limited (“1542082 Ontario”), an investor participating in the March 23, 2020 offering, held enough common shares of the Company be classified as a related party. 1542082 Ontario acquired 120,000 common shares of the Company in the March 23, 2020 offering. In March 2020, 1542082 Ontario, paid on the Company’s behalf $150,000 directly to a business advisor for a prepayment of future services to the Company. As of September 30, 2020, 1542082 Ontario did not hold enough common shares of the Company to be classified as a related party.
In October 2019, the Company entered into a conversion agreement by and among the Company, HVE and Overland under which Overland agreed to convert the following debt, accrued payables and prepayment of future goods and services into 1,600,000 Series C Preferred Shares of the Company valued at $1.00 per share: (i) principal and accrued interest of $520,000 under the Secured Promissory Note dated November 13, 2018 by and among the Company, HVE and Overland; (ii) accrued fees of $632,000 under the Transition Service Agreement (“TSA”) dated November 13, 2018 and as modified, by and among the Company and Overland; and (iii) prepayment of $448,000 for future goods and services under the TSA. As of September 30, 2020 and December 31, 2019, other current assets included $78,000 and $345,000, respectively, for prepayment of services under the TSA.
In August 2019, the Company entered into agreements with certain executives of the Company and the Company’s Board of Directors to extinguish certain accrued liabilities. The Company wrote off $1.7 million of outstanding liabilities and recorded a gain on forgiveness of liabilities, which is included in other income (expense), net.
In November 2018, the Company entered into a TSA to facilitate an orderly transition process for the divestiture of Overland. The TSA has terms ranging from up to 24 months depending on the service. Net expense incurred by the Company related to such agreement was approximately $74,000 and $261,000 during the three and nine months ended September 30, 2020, respectively, and $191,000 and $356,000 during the three and nine months ended September 30, 2019, respectively.
As of September 30, 2020 and December 31, 2019, prepaid services included $49,000 and none, respectively, for business advisory services. As of September 30, 2020 and December 31, 2019, accrued liabilities included $40,000 and none, respectively, for business advisory service fees.

13.Commitments and Contingencies
Letters of credit
During the ordinary course of business, the Company provides standby letters of credit to third parties as required for certain transactions initiated by the Company. As of September 30, 2020, the Company had no outstanding standby letters of credit.
Warranty and Extended Warranty
The Company had $183,000 and $272,000 in deferred costs included in other current and non-current assets related to deferred service revenue at September 30, 2020 and December 31, 2019, respectively. Changes in the liability for product warranty and deferred revenue associated with extended warranties and service contracts were as follows (in thousands):

Deferred Revenue
Liability at January 1, 2020	$1,109
Settlements made during the period	(689)
Change in liability for warranties issued during the period	371
Change in liability for pre-existing warranties	—
Liability at September 30, 2020	$791
Current liability	508
Non-current liability	283
Liability at September 30, 2020	$791
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
14.Subsequent Events
On October 5, 2020, the Company submitted the PPP loan forgiveness application, which is pending approval by the Lender. In accordance with the terms and conditions of the Flexibility Act, the Lender has 60 days from receipt of the completed application to issue a decision to the Small Business Administration (“SBA”). If the Lender determines that the borrower is entitled to forgiveness of some or all of the amount applied for under the statue and applicable regulations, the Lender must request payment from the SBA at the time the Lender issues its decision to the SBA. The SBA will, subject to any SBA review of the loan or loan application, remit the appropriate forgiveness amount to the Lender, plus any interest accrued through the date of payment, not later than 90 days after the Lender issues its decision to the SBA. Although the Company believes it is probable that the PPP Loan will be forgiven, the Company cannot currently provide any objective assurance that it will obtain forgiveness in whole or in part.
Between October 15, 2020 and November 3, 2020, the Company issued 100,000 common shares of the Company for the exercise of the March 23, 2020 warrants and received $60,000 in proceeds.
On October 26, 2020, the Company issued 30,000 unregistered common shares of the Company to Oasis Capital in exchange for a waiver from Oasis Capital of its prepayment right under the Oasis promissory note as a result of the Series E Preferred Shares transaction.
On October 31, 2020, the Company received notification requesting conversion of the Series C Preferred Shares held by Overland. The transaction is pending and the total common shares to be issued is currently being evaluated.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
The following quarterly management’s discussion and analysis (“MD&A”) should be read in conjunction with our unaudited condensed consolidated financial statements and the accompanying notes of Sphere 3D Corp. (the “Company”) for the three and nine months ended September 30, 2020. The condensed consolidated financial statements have been presented in United States (“U.S.”) dollars and have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). Unless the context otherwise requires, any reference to the “Company,” “Sphere 3D,” “we,” “our,” “us” or similar terms refers to Sphere 3D Corp. and its subsidiaries. Unless otherwise indicated, all references to “$” and “dollars” in this discussion and analysis mean U.S. dollars.
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

Merger Agreement
On July 14, 2020, the Company entered into a definitive merger agreement (the “Rainmaker Merger Agreement”) pursuant to which it will acquire all of the outstanding securities of Rainmaker Worldwide Inc. (“Rainmaker”), a global Water-as-a-Service (“WaaS”) provider. Upon closing, the Company’s name will change to Rainmaker Worldwide Inc., and its business model will focus on Water-as-a-Service. Rainmaker management will assume leadership of the combined entity. Under the terms of the agreement, Rainmaker, a Nevada company, will merge with S3D Nevada Inc., a Nevada company wholly-owned by the Company, and the merged entity will be a wholly-owned subsidiary of the Company. Upon completion of the transaction the Company expects to remain listed on the NASDAQ market and will change its name to Rainmaker Worldwide Inc. After completion of the transaction, it is expected that current holders of Rainmaker will own a minority stake of the Company, on a fully diluted basis, as a result of their exchange of securities in the transaction. The transaction is subject to completion of an equity financing, or series of financings, for a minimum of $15.0 million at a share price to be mutually agreed upon prior to closing and such other customary regulatory and shareholder approvals, including the approval of NASDAQ. Closing is expected to occur in the fall of 2020, but in any event prior to December 31, 2020 and subject to extension to February 28, 2021 in certain circumstances. The intent of the transaction is to transform the Company to a Commercial WaaS provider.
On September 14, 2020, the parties to the Merger Agreement entered into Amendment No. 1 to Agreement and Plan of Merger (the “Rainmaker Amendment”). Under the Rainmaker Amendment, the ratio of the Company’s common shares to be received by Rainmaker shareholders has changed from one-third of a common share of the Company per common or preferred share of Rainmaker to 1/15 of a share.
On September 14, 2020, the Company entered into a Senior Secured Convertible Promissory Note with Rainmaker (the “Rainmaker Note”), pursuant to which the Company loaned Rainmaker the principal amount of $3.1 million comprised of: (a) a new advance of $1.85 million paid to Rainmaker on October 1, 2020, (b) the principal and any interest owing under existing promissory notes issued by Rainmaker to two investors on April 2, 2020 in the aggregate amount of $1.1 million, which indebtedness was assigned to the Company on May 4, 2020 (the “Assigned Notes”), and (c) a promissory note in the principal amount of $150,000 issued to the Company on August 4, 2020 (the “Original Note”). The Assigned Notes and the Original Note are included in the principal amount of the Rainmaker Note and therefore, the Assigned Notes and the Original Notes are deemed cancelled. The Rainmaker Note shall be secured as a registered lien under the Uniform Commercial Code and the Personal Property Security Act (Ontario) against the assets of Rainmaker and shall bear interest at the rate of 10% per annum. The principal and interest shall accrue monthly and be due and payable in full on September 14, 2023.
Third Quarter of 2020 and Recent Key Events Include:
•In September 2020, the Company and Torrington entered into Amendment No. 1 to the Business Advisory Agreement (the “Torrington Amendment”). Under the Torrington Amendment, the parties agreed that if the Company closes on its merger with Rainmaker pursuant to the Agreement and Plan of Merger, dated July 14, 2020, as amended at a ratio of at least 10 Rainmaker shares for one share of the Company, Torrington shall receive 1,800,000 common shares of the Company as compensation under the Torrington Advisory Agreement, subject to regulatory and NASDAQ approvals.
•On September 17, 2020, the Company filed articles of amendment to create a fifth series of preferred shares, being, an unlimited number of Series E Preferred Shares and to provide for the rights, privileges, restrictions and conditions attaching thereto. Each Series E Preferred Share shall have a stated value of $1,000 and is convertible into the Company’s common shares at a conversion price equal to the lower of (i) 80% of the average of the three lowest VWAPs of the common stock during the ten trading days immediately preceding, but not including, the conversion date and (ii) $2.00; however, in no event shall the conversion price be lower than $1.00 per share. The Series E Preferred Shares are non-voting and pay dividends at a rate of 8.0% per annum, payable quarterly.

•On September 14, 2020, the Company entered into a Securities Purchase Agreement with an investor relating to the issuance and sale to the investor of 3,000 shares of the Company’s subsequently established Series E Preferred Shares in a private placement transaction, for proceeds of $3.0 million. On September 23, 2020, the Company entered into an amendment to the Securities Purchase Agreement. Under the amendment, the investor and the Company agreed that to the extent the investor converts any Series E Preferred Shares into common shares, such common shares shall be prohibited from being voted with respect to any proposal related to the transactions contemplated by the Securities Purchase Agreement, including any proposal seeking to obtain shareholder approval of the transactions contemplated by the Securities Purchase Agreement in accordance with Nasdaq rules. The Company paid a related party, Torrington, a business advisory fee of $240,000 related to this transaction.
•On August 27, 2020, the Company entered into a settlement agreement with O’Melveny & Myers LLP (“OMM”) pursuant to which the Company issued to OMM a secured promissory note (the “OMM Note”) in the aggregate principal amount of $1.1 million in satisfaction of certain accounts payable owed to OMM. The OMM Note bears interest at 1.68% per annum and matures on December 30, 2020. The Company may prepay any amounts outstanding under the OMM Note at any time. The Company’s obligations pursuant to the OMM Note are secured by substantially all of the Company’s assets. The Company recorded a gain on forgiveness of liabilities in the amount of $0.6 million and is included in other income.
•On August 10, 2020 and July 13, 2020, the Company converted 110,000 and 225,000, respectively, shares of the Series D Preferred Shares and issued in the aggregate 335,000 common shares of the Company, which 260,000 common shares were issued to Gora, a related party of the Company.
•On August 4, 2020, the Company issued 225,000 common shares of the Company with a fair value of $725,000 to ROK per the terms of the ROK Consulting Agreement.
•On August 3, 2020, Dale Allan Peters (“Peters”), as the beneficial shareholder of 101250 Investments Ltd. (“101 Invest”), a company existing under the laws of the Turks & Caicos Islands and a water partner of Rainmaker, entered into a Share Purchase Agreement (the “101 Invest Purchase Agreement”) with the Company. As a result of the 101 Invest Purchase Agreement, 101 Invest is a wholly-owned subsidiary of the Company. Under the terms of the 101 Invest Purchase Agreement, the Company issued 480,000 common shares at $3.25 per share, to Greenfield Investments Ltd. for a purchase price of $1,560,000. The common shares contain a legend, either statutory or contractual, which will restrict the resale of the common shares for a period of six-months and one day from the closing date. In addition, the Company held back and retained 96,000 of the common shares for a six-month period from the closing date in support of any breaches of representations and warranties by Peters under the 101 Invest Purchase Agreement. 101 Invest has exclusive rights to deliver the Rainmaker water solution to three Turks and Caicos island communities - Plantation Hills, Blue Sky and Village Estates. The Company completed this transaction to assist in the deployment and expansion of its opportunities in the WaaS segment.
•On July 28, 2020, the Company entered into a Securities Purchase Agreement with Oasis Capital, LLC (“Oasis Capital”) pursuant to which the Company received $500,000 and issued to Oasis Capital (i) an 8.0% original issue discount promissory note, with a six month term and aggregate principal amount of $615,000, and (ii) 90,000 common shares of the Company at $3.37 per share. Torrington earned a fee of $40,000 for facilitating the transaction.

Results of Operations
The following table sets forth certain financial data as a percentage of revenue:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Revenue	100.0%	100.0%	100.0%	100.0%
Cost of revenue	40.0	64.5	48.4	68.1
Gross profit	60.0	35.5	51.6	31.9
Operating expenses:
Sales and marketing	37.8	40.2	31.2	33.5
Research and development	29.7	33.6	33.9	37.5
General and administrative	178.7	58.6	157.9	63.1
	246.2	132.4	223.0	134.1
Loss from operations	(186.2)	(96.9)	(171.4)	(102.2)
Interest expense	(27.9)	(3.7)	(16.2)	(7.8)
Other income, net	80.3	165.3	35.9	51.2
Loss before income taxes	(133.8)	64.7	(151.7)	(58.8)
Provision for income taxes	0.1	—	0.1	—
Net loss	(133.9)%	64.7%	(151.8)%	(58.8)%
The Third Quarter of 2020 Compared with the Third Quarter of 2019
Revenue
We had revenue of $0.9 million during the third quarter of 2020 compared to $1.4 million during the third quarter of 2019. The decrease of $0.5 million is primarily a result of a decrease of sales units for disk systems from all product lines. The decrease in revenue is primarily due to the inability to acquire, on a timely basis, adequate supply of product to meet customer demand within the third quarter of 2020.
Gross Profit
Gross profit and margin were as follows (in thousands, unless otherwise noted):

	Three Months Ended September 30,
	2020	2019	Change
Gross profit	$534	$485	10.1%
Gross margin	60.0%	35.5%	69.0%
In the third quarter of 2020, gross margin increased primarily due to a higher percentage of revenue related to service revenue compared to product revenue.

Operating Expenses
Sales and Marketing Expense
Sales and marketing expenses were $0.3 million and $0.6 million for the third quarter of 2020 and 2019, respectively. The decrease of $0.3 million was primarily due to a decrease of $0.2 million in share-based compensation expense, and a $0.1 million decrease in employee and related expenses associated with a lower average headcount.
Research and Development Expense
Research and development expenses were $0.3 million and $0.5 million for the third quarter of 2020 and 2019, respectively. The decrease of $0.2 million was primarily due to a decrease of $0.2 million in employee and related expenses associated with a lower average headcount.
General and Administrative Expense
General and administrative expenses were $1.6 million and $0.8 million for the third quarter of 2020 and 2019, respectively. The increase of $0.8 million was due to outside contractor fees related to business advisory services.
The First Nine Months of 2020 Compared with the First Nine Months of 2019
Revenue
We had revenue of $2.8 million during the first nine months of 2020 compared to $4.5 million during the first nine months of 2019. The $1.7 million decrease in revenue is primarily a result of a decrease of sales units for disk systems from all product lines. The decrease in revenue is primarily due to the inability to acquire, on a timely basis, adequate supply of product to meet customer demand within the first nine months of 2020.
Gross Profit
Gross profit and margin were as follows (in thousands, unless otherwise noted):

	Nine Months Ended September 30,
	2020	2019	Change
Gross profit	$1,439	$1,425	1.0%
Gross margin	51.6%	31.9%	61.8%
In the first nine months of 2020, gross margin increased primarily due to a higher percentage of revenue related to service revenue compared to product revenue.
Operating Expenses
Sales and Marketing Expense
Sales and marketing expenses were $0.9 million and $1.5 million for the first nine months of 2020 and 2019, respectively. The decrease of $0.6 million was primarily due to a decrease of $0.4 million in employee and related expenses associated with a lower average headcount, and a $0.2 million decrease in share-based compensation expense.
Research and Development Expense
Research and development expenses were $0.9 million and $1.7 million for the first nine months of 2020 and 2019, respectively. The decrease of $0.8 million was primarily due to a decrease of $0.6 million in employee and related expenses associated with a lower average headcount, and a $0.1 million decrease in outside contractor fees.

General and Administrative Expense
General and administrative expenses were $4.4 million and $2.8 million for the first nine months of 2020 and 2019, respectively. The increase of $1.6 million was primarily due to an increase of $1.8 million in outside contractor fees related to business advisory services, offset by a decrease of $0.2 million in employee and related expense including share-based compensation expense.
Liquidity and Capital Resources
We have recurring losses from operations and a net working capital deficiency. Our primary source of cash flow is generated from sales of our disk automation systems and service revenue. We have financed our operations through gross proceeds from private sales of equity securities and with borrowings under debt agreements. At September 30, 2020, we had cash of $2.9 million compared to cash of $149,000 at December 31, 2019. As of September 30, 2020, we had a working capital deficit of $3.2 million compared to $4.7 million at December 31, 2019, reflecting an increase of $2.9 million in current assets and an increase in current liabilities of $1.4 million. Cash management and preservation continue to be a top priority. We expect to incur negative operating cash flows as we work to maintain and increase our sales volume, and maintain operational efficiencies.
On September 14, 2020, the Company entered into a Securities Purchase Agreement with an investor relating to the issuance and sale to the investor of 3,000 shares of the Company’s subsequently established Series E Preferred Shares in a private placement transaction, for proceeds of $3.0 million. On September 23, 2020, the Company entered into an amendment to the Securities Purchase Agreement. Under the amendment, the investor and the Company agreed that to the extent the investor converts any Series E Preferred Shares into common shares, such common shares shall be prohibited from being voted with respect to any proposal related to the transactions contemplated by the Securities Purchase Agreement, including any proposal seeking to obtain shareholder approval of the transactions contemplated by the Securities Purchase Agreement in accordance with Nasdaq rules. The Company paid a related party, Torrington, a business advisory fee of $240,000 related to this transaction.
On September 14, 2020, the Company entered into the “Rainmaker Note, pursuant to which the Company loaned Rainmaker the principal amount of $3.1 million comprised of: (a) a new advance of $1.85 million paid to Rainmaker on October 1, 2020, (b) the principal and any interest owing under existing promissory notes issued by Rainmaker to two investors on April 2, 2020 in the aggregate amount of $1.1 million, the Assigned Notes, and (c) the Original Note of $150,000 issued to the Company on August 4, 2020. The Assigned Notes and the Original Note are included in the principal amount of the Rainmaker Note and therefore, the Assigned Notes and the Original Notes are deemed cancelled. The Rainmaker Note shall be secured as a registered lien under the Uniform Commercial Code and the Personal Property Security Act (Ontario) against the assets of Rainmaker and shall bear interest at the rate of 10% per annum. The principal and interest shall accrue monthly and be due and payable in full on September 14, 2023.
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

On May 15, 2020, the Company entered into an equity purchase agreement and registration rights agreement with Oasis Capital, to purchase from the Company up to $11.0 million common shares of the Company. Under the purchase agreement, the Company has the right to sell up to $11.0 million of its common shares to Oasis Capital over a 36-month period, upon satisfaction of the conditions in the Agreement, including the effectiveness of a resale registration statement filed on Form S-1. The Company will control the timing and amount of any sales to Oasis Capital, and Oasis Capital is obligated to make purchases in accordance with the purchase agreement, upon certain terms and conditions being met. The purchase agreement, which contains a floor price of $1.58 per common share, allows the Company to fund its needs in a more expedient and cost-effective manner, on the pricing terms set forth in the purchase agreement. The equity line is designed to provide capital to the company as it is required. During the three and nine months ended September 30, 2020, the Company issued 60,000 common shares to Oasis Capital for gross proceeds of $140,000 under the terms and conditions of the equity purchase agreement.
Management has projected that cash on hand and use of equity purchase agreement may not be sufficient to allow the Company to continue operations beyond December 31, 2020 if we are unable to raise additional funding for operations. We expect our working capital needs to increase in the future as we continue to expand and enhance our operations. Our ability to raise additional funds through equity or debt financings or other sources may depend on the financial success of our current business and successful implementation of our key strategic initiatives, financial, economic and market conditions and other factors, some of which are beyond our control. No assurance can be given that we will be successful in raising the required capital at reasonable cost and at the required times, or at all. Further equity financings may have a dilutive effect on shareholders and any debt financing, if available, may require restrictions to be placed on our future financing and operating activities. If we require additional capital and are unsuccessful in raising that capital, we may not be able to continue our business operations and advance our growth initiatives, which could adversely impact our business, financial condition and results of operations.
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
As of September 30, 2020, our outstanding debt balance, including accrued interest, was as follows (in thousands):

	Maturity Date	Interest Rate	Amount Outstanding
Secured promissory note payable	12/30/2020	1.68%	$1,117
Paycheck Protection Program (PPP) Small Business Administration Loan	4/9/2022	1.0%	$671
Note payable related party, net	1/28/2021	8.0%	$311
Line of credit	12/31/2020	6.5%	$489
All debt and credit facilities are denominated in U.S. dollars. Our line of credit facility contains standard borrowing conditions and can be recalled by the lenders if certain conditions are not met.

On October 5, 2020, the Company submitted the PPP loan forgiveness application, which is pending approval by the Lender. In accordance with the terms and conditions of the Flexibility Act, the Lender has 60 days from receipt of the completed application to issue a decision to the SBA. If the Lender determines that the borrower is entitled to forgiveness of some or all of the amount applied for under the statue and applicable regulations, the Lender must request payment from the SBA at the time the Lender issues its decision to the SBA. The SBA will, subject to any SBA review of the loan or loan application, remit the appropriate forgiveness amount to the Lender, plus any interest accrued through the date of payment, not later than 90 days after the Lender issues its decision to the SBA. Although the Company believes it is probable that the PPP Loan will be forgiven, the Company cannot currently provide any objective assurance that it will obtain forgiveness in whole or in part.
The following table shows a summary of our cash flows (used in) provided by operating activities, investing activities and financing activities (in thousands):

	Nine Months Ended September 30,
	2020	2019
Net cash used in operating activities	$(1,996)	$(1,436)
Net cash used in investing activities	$—	$—
Net cash provided by financing activities	$4,744	$1,224
The use of cash during the first nine months of 2020 was primarily a result of our net loss of $4.2 million, offset by $0.3 million in non-cash items, which included forgiveness of liabilities, revaluation of subscription agreements, amortization of debt issuance cost, share-based compensation, depreciation and amortization.
During the first nine months of 2020, we received $2.9 million, net, from the issuance of preferred and common shares, $1.1 million in net proceeds from debt, which $0.5 million was from a related party, $0.6 million in net proceeds from convertible debentures, which $0.2 million was from a related party, and $0.1 million from exercise of stock options. During the first nine months of 2019, we received $0.7 million in proceeds from related party debt and our line of credit and $0.5 million in proceeds for the issuance of common shares.
Off-Balance Sheet Information
During the ordinary course of business, we may provide standby letters of credit to third parties as required for certain transactions initiated by us. As of September 30, 2020, we had no standby letters of credit outstanding.
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
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the three months ended September 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Our success will depend, in part, on the extent to which we are able to merge these functions, eliminate the unnecessary duplication of other functions and otherwise integrate these companies (and any additional businesses with which we may combine in the future) into a cohesive, efficient enterprise. This integration process may entail significant costs and delays. Our failure to integrate the operations of these companies successfully could adversely affect our business, financial condition, results of operations and prospects. To the extent that any acquisition results in additional goodwill, it will reduce our tangible net worth, which might adversely affect our business, financial condition, results of operations and prospects, as well as our credit capacity.
Risks Related to our Debt and Credit Facilities and our Liquidity
Our cash and other sources of liquidity may not be sufficient to fund our operations beyond December 31, 2020. If we raise additional funding through sales of equity or equity-based securities, your shares will be diluted. If we need additional funding for operations and we are unable to raise it, we may be forced to liquidate assets and/or curtail or cease operations or seek bankruptcy protection or be subject to an involuntary bankruptcy petition.
Management has projected that cash on hand and use of the equity purchase agreement may not be sufficient to allow the Company to continue operations beyond December 31, 2020 if we are unable to raise additional funding for operations. We expect our working capital needs to increase in the future as we continue to expand and enhance our operations. Our ability to raise additional funds through equity or debt financings or other sources may depend on the financial success of our current business and successful implementation of our key strategic initiatives, financial, economic and market conditions and other factors, some of which are beyond our control. No assurance can be given that we will be successful in raising the required capital at reasonable cost and at the required times, or at all. Further equity financings may have a dilutive effect on shareholders and any debt financing, if available, may require restrictions to be placed on our future financing and operating activities. If we require additional capital and are unsuccessful in raising that capital, we may not be able to continue our business operations and advance our growth initiatives, which could adversely impact our business, financial condition and results of operations.
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
As of September 30, 2020, we have in the aggregate 9,355,778 Preferred Shares outstanding. The conversion of the outstanding Preferred Shares will result in substantial dilution to our common shareholders. Pursuant to our articles of amalgamation, our Board of Directors has the authority to fix and determine the voting rights, rights of redemption and other rights and preferences of preferred stock.
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
Pursuant to the articles of amendment governing the rights and preferences of outstanding shares of Series E Preferred Shares, each preferred share shall have a stated value of $1,000 and is convertible into the Company’s common shares at a conversion price equal to the lower of (i) 80% of the average of the three lowest VWAPs of the Company’s common shares during the ten trading days immediately preceding, but not including, the conversion date and (ii) $2.00, subject to adjustment, however, in no event shall the conversion price be lower than $1.00 per share, subject to adjustment. The shareholder of the Series E Preferred Shares, may, at any time, convert all or any Series E Preferred Shares provided that (i) the common shares issuable upon such conversion, together with all other Sphere common shares held by the shareholder in the aggregate, would not cause such shareholder’s ownership of Sphere common shares to exceed 9.99% of the total number of outstanding common shares of Sphere (ii) and such conversion would not exceed that shareholder’s pro rata share of the Series E Exchange Cap. The maximum number of shares of Sphere common stock that may be issued upon conversion of all shares of Series E Preferred Stock in the aggregate is 1,500,000 (the “Series E Exchange Cap”). No holder of Series E Preferred shall be issued, in the aggregate, upon conversion of Series E Preferred Shares, Sphere common shares in an amount greater than the product of the Series E Exchange Cap multiplied by such holder’s pro rata share of issued Series E Preferred Shares.
Additionally, as of September 30, 2020 we have warrants outstanding for the purchase of up to 2,901,182 common shares having a weighted-average exercise price of $3.84 per share. The sale of our common shares upon exercise of our outstanding warrants, the conversion of the preferred shares into common shares, or the sale of a significant amount of the common shares issued or issuable upon exercise of the warrants in the open market, or the perception that these sales may occur, could cause the market price of our common shares to decline or become highly volatile.

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
On October 26, 2020, the Company issued 30,000 unregistered common shares of the Company to Oasis Capital in exchange for a waiver from Oasis Capital of its prepayment right under the Oasis promissory note as a result of the Series E Preferred Shares transaction. The issuance of the shares was made in reliance upon the exemption from the registration requirements of the Securities Act of 1933, as amended (the “Act”), pursuant to Section 4(a)(2) of the Act.
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
None.

Item 6. Exhibits.

Exhibit		Filed	Incorporated by Reference
Number	Description	Herewith	Form	File No.	Date Filed

3.1	Certificate and Articles of Amalgamation of the Company		6-K	001-36532	3/25/2015

3.2	Certificate of Amendment to the Articles of Amalgamation of the Company		6-K	001-36532	7/17/2017

3.3	Certificate of Amendment to the Articles of Amalgamation of the Company		8-K	001-36532	10/2/2018

3.4	Certificate of Amendment to the Articles of Amalgamation of the Company		8-K	001-36532	11/5/2018

3.5	Certificate of Amendment to the Articles of Amalgamation of the Company		8-K	001-36532	11/14/2018

3.6	Certificate of Amendment to the Articles of Amalgamation of the Company		8-K	001-36532	7/12/2019

3.7	Certificate of Amendment to the Articles of Amalgamation of the Company		8-K	001-36532	11/8/2019

3.8	Certificate of Amendment to the Articles of Amalgamation of the Company		8-K	001-36532	5/8/2020

3.9	Certificate of Amendment to the Articles of Amalgamation of the Company		8-K	001-36532	9/29/2020

3.10	By-Law No. 1, as Amended		6-K	001-36532	7/17/2017

3.11	By-Law No. 2		6-K	001-36532	5/12/2017

4.1	Promissory Note, dated July 28, 2020, between the Company and Oasis Capital, LLC		8-K	001-36532	7/31/2020

4.2	Promissory Note, dated August 4, 2020, between the Company and Rainmaker Worldwide Inc.		8-K	001-36532	8/10/2020

4.3	Promissory Note, dated August 27, 2020, between the Company and O’Melveny & Myers LLP		8-K	001-36532	9/2/2020

4.4	Senior Secured Convertible Promissory Note, dated September 14, 2020, between the Company and Rainmaker Worldwide Inc.		8-K	001-36532	9/18/2020

10.1	Agreement and Plan of Merger, dated as of July 14, 2020, by and among the Company, Rainmaker Worldwide Inc. and S3D Nevada Inc.*		8-K	001-36532	7/17/2020

10.2	Lock-Up Letter between the Company and FBC Holdings Sárl dated July 14, 2020		8-K	001-36532	7/17/2020

10.3	Securities Purchase Agreement, dated July 28, 2020, between the Company and Oasis Capital, LLC		8-K	001-36532	7/31/2020

10.4	Share Purchase Agreement, dated August 3, 2020, between the Company and Dale Allan Peters*		8-K	001-36532	8/10/2020

10.5	Amendment to Transition Service Agreement between the Company and Overland Storage, Inc. dated June 30, 2020		10-Q	001-36532	8/14/2020

Exhibit		Filed	Incorporated by Reference
Number	Description	Herewith	Form	File No.	Date Filed
10.6	Form of Purchase Agreement dated September 14, 2020		8-K	001-36532	9/18/2020

10.7	Amendment No. 1 to Agreement and Plan of Merger, dated September 14, 2020, by and among the Company, Rainmaker Worldwide Inc. and S3D Nevada Inc.		8-K	001-36532	9/18/2020

10.8	Amendment to Purchase Agreement dated September 23, 2020		8-K	001-36532	9/29/2020

10.9	Amendment No. 1 to Business Advisory Agreement, dated September 25, 2020, between the Company and Torrington Financial Services Limited		8-K	001-36532	9/29/2020

10.10	Extension Letter dated October 30, 2020 between HVE Inc., a subsidiary of Sphere 3D Corp., and Citizens National Bank of Texas	X

31.1	Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

31.2	Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document	X

101.SCH	Inline XBRL Taxonomy Extension Schema	X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase	X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase	X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase	X

101.PRE	Inline XBRL Taxonomy Presentation Linkbase	X

104	Cover Page Interactive Data File (formatted as inline XBRL as contained in Exhibit 101)	X
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

Sphere 3D Corp.

Date:	November 16, 2020	By:	/s/ Peter Tassiopoulos
Peter Tassiopoulos Chief Executive Officer (Principal Executive Officer)