Form 10-K
period 2022-12-31
Sphere 3D Corp.
filed 2023-03-31
CIK 1591956

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from___________________________to ___________________________
Commission File Number: 001-36532
__________________________________
Sphere 3D Corp.
(Exact name of Registrant as specified in its charter)
__________________________________

Ontario, Canada	98-1220792
(Jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

4 Greenwich Office Park, 1st Floor
Greenwich, Connecticut 06831
(Address of principal executive offices)
(647) 952-5049
(Registrant’s telephone, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Each Exchange on Which Registered
Common Shares	ANY	NASDAQ Capital Market
Securities registered pursuant to Section 12(g) of the Act:
None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes ☐ No ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☐          Accelerated filer ☐
Non-accelerated filer ☐ Smaller reporting company ☒
        Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2022 was approximately $35.3 million based on the closing price on the NASDAQ Capital Market reported for such date. Shares of common stock held by each officer and director and by each person who is known to own 10% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates of the registrant. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
As of March 22, 2023, there were 73,929,018 shares of the registrant’s common stock outstanding.

SPHERE 3D CORP.

3

This Annual Report on Form 10-K contains forward-looking information that involves risks and uncertainties. This forward-looking information includes, but is not limited to, statements with respect to management’s expectations regarding the future growth, results of operations, performance and business prospects of Sphere 3D. This forward-looking information relates to, among other things, future business plans and business planning process, uses of cash, and may also include other statements that are predictive in nature, or that depend upon or refer to future events or conditions. The words “could”, “expects”, “may”, “will”, “anticipates”, “assumes”, “intends”, “plans”, “believes”, “estimates”, “guidance”, and similar expressions are intended to identify statements containing forward-looking information, although not all forward-looking statements include such words. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances contain forward-looking information. Statements containing forward-looking information are not historical facts but instead represent management’s expectations, estimates and projections regarding future events.
Although forward-looking statements in this Annual Report reflect the good faith judgment of our management, such statements can only be based on facts and factors currently known by us. Consequently, forward-looking statements are inherently subject to risks and uncertainties and actual results and outcomes may differ materially from the results and outcomes discussed in or anticipated by the forward-looking statements. Factors that could cause or contribute to such differences in results and outcomes include without limitation those discussed under the heading “Risk Factors” in Part I, Item 1A. below, as well as those discussed elsewhere in this Annual Report. Readers are urged not to place undue reliance on these forward-looking statements, which speak only as of the date of this Annual Report. We undertake no obligation to revise or update any forward-looking statements in order to reflect any event or circumstance that may arise after the date of this Annual Report. Readers are urged to carefully review and consider the various disclosures made in this Annual Report, which attempt to advise interested parties of the risks and factors that may affect our business, financial condition, results of operations and prospects. References to “Notes” are to the notes included in our Notes to Consolidated Financial Statements.
Any reference to “Sphere 3D”, “the Company”, “we”, “our”, “us”, or similar terms refers to Sphere 3D Corp. and its wholly owned subsidiaries. The information, including any financial information, disclosed in this Annual Report on Form 10-K (the “Annual Report”) is stated as at December 31, 2022 or for the year ended December 31, 2022, as applicable, unless otherwise indicated. Unless otherwise indicated, all dollar amounts are expressed in U.S. Dollar and references to “$” are to the lawful currency of the United States (“U.S.”).
PART I
Item 1. Business
Overview
Sphere 3D was incorporated under the Business Corporations Act (Ontario) on May 2, 2007 as T.B. Mining Ventures Inc. On March 24, 2015, we completed a short-form amalgamation with a wholly-owned subsidiary. In connection with the short-form amalgamation, we changed our name to “Sphere 3D Corp.” Any reference to the “Company”, “Sphere 3D”, “we”, “our”, “us”, or similar terms refers to Sphere 3D Corp. and its subsidiaries. In December 2014, we completed the acquisition of Overland Storage, Inc. (“Overland”) to grow our business in the containerization and virtualization technologies along with data management products that enabled workload-optimized solutions. In November 2018, we sold our Overland business. In January 2022, we commenced operations of our digital mining operation and are dedicated to becoming a leading carbon-neutral Bitcoin mining company. We are establishing an enterprise-scale mining operation through procurement of next-generation mining equipment and partnering with experienced service providers.

Digital assets and blockchain
Bitcoin is a digital asset issued by and transmitted through an open source protocol maintained by a peer-to-peer network of decentralized user nodes. This network hosts a public transaction ledger blockchain where the digital assets and their corresponding transactions are recorded. The digital assets are stored in individual wallets with public addresses and a private key that controls access. The blockchain is updated without a single owner or operator of the network. New digital assets are generated and mined rewarding users after transactions are verified in the blockchain.
Digital assets and their corresponding markets emulate foreign exchange markets of fiat currencies, such as the U.S. dollar, where they can be exchanged to said fiat currencies trading exchanges. In addition to these exchanges, additional trading markets for digital assets exist, such as derivative markets.
Since the nature of digital assets is such that it exists solely in electronic form, they are exposed to risks similar to that of any data held solely in electronic form such as power failure, data corruption, cyber security attacks, protocol breaches, and user error, among others. Similar to data centers, these risks put the digital assets subject to the aforementioned threats which might not necessarily affect a physical fiat currency. In addition, blockchain relies on open source developers to maintain the digital asset protocols. Blockchain as such may be subject to design changes, governance disputes such as “forked” protocols, and other risks associated with open source software.
Digital currencies serve multiple purposes - a medium of exchange, store of value or unit of account. Examples of digital currencies include: bitcoin, bitcoin cash, Ethereum, and Litecoin. Digital currencies are decentralized currencies that facilitate instant transfers. Transactions occur on an open source platform using peer-to-peer direct technology with no single owner. Blockchain is a public transaction ledger where transactions occur, are recorded and tracked, however not owned nor managed by one single entity. Blockchain, accessible and open to all, contains records of all existing and historical transactions. All accounts on the blockchain have a unique public key and is secured with a private key that is only known to the individual. The combination of private and public keys results in a secure digital “fingerprint” which results in a strong control of ownership.
We believe cryptocurrencies have many advantages over traditional, physical fiat currencies, including immediate settlement, fraud deterrent as they are unable to be duplicated or counterfeited, lower fees, mass accessibility, decentralized nature, identity theft prevention, physical loss prevention, no counterparty risk, no intermediary facilitation, no arduous exchange rate implications and a strong confirmation transaction process.
Service and product
In addition to digital mining, we provide network operations center (“NOC”) services to our customers. NOC revenues are for monthly services performed for the customer that are performed either in-house or at the customer’s site. We also deliver data management and desktop and application virtualization solutions through hybrid cloud, cloud and on premise implementations by a reseller network. We achieve this through a combination of containerized applications, virtual desktops, virtual storage and physical hyper-converged platforms. Our products allow organizations to deploy a combination of public, private or hybrid cloud strategies while backing them up with the latest storage solutions. Our brands include HVE ConneXions (“HVE”) and Unified ConneXions (“UCX”).
Investment in Special Purpose Acquisition Company
In April 2021, we sponsored a special purpose acquisition company (“SPAC”), Minority Equality Opportunities Acquisition Inc. (“MEOA”), through our wholly owned subsidiary, Minority Equality Opportunities Acquisition Sponsor, LLC (“SPAC Sponsor”). MEOA’s purpose is to focus initially on transactions with companies that are minority owned businesses. In April 2021, SPAC Sponsor paid $25,000 of deferred offering costs on behalf of MEOA in exchange for 2,875,000 shares of MEOA’s Class B common stock (the “Founder Shares”). On August 30, 2021, MEOA consummated its initial public offering (the “IPO”) and issued units which were comprised of one share of Class A common stock and one redeemable warrant. Also in August 2021, and simultaneously with the consummation of the IPO, SPAC Sponsor participated in the private sale of an aggregate of 5,395,000 Warrants (the “Private Placement Warrants”) at a purchase price of $1.00 per Private Placement Warrant. The SPAC Sponsor paid $5.4 million to MEOA, which included $1.0 million from an investor participating in MEOA Sponsor. The Private Placement Warrants are not transferable, assignable or saleable until 30 days after MEOA completes a business combination. On October 18, 2021, the securities comprising the units begin separate trading, the Class A common stock and warrants are listed on the NASDAQ Capital Market under the symbols “MEOA” and “MEOAW,” respectively.
In August 2022, MEOA entered into a business combination agreement with MEOA Merger Sub, Inc., a Delaware corporation and wholly owned subsidiary of MEOA (“Merger Sub”), and Digerati Technologies, Inc., a Nevada corporation (“Digerati”), pursuant to which, subject to the satisfaction or waiver of certain conditions set forth therein, Merger Sub will merge with and into Digerati (the “Digerati Merger”), with Digerati surviving the Digerati Merger as a wholly owned subsidiary of MEOA, and with Digerati’s equity holders receiving shares of MEOA common stock.
In November 2022, MEOA held a special meeting of stockholders (the “MEOA Meeting”). At the MEOA Meeting, MEOA’s stockholders approved an amendment (the “Extension Amendment”) to MEOA’s amended and restated certificate of incorporation to extend the date by which MEOA must consummate its initial business combination from November 30, 2022 to May 30, 2023, or such earlier date as determined by MEOA’s board of directors. In connection with the MEOA Meeting, the holders of MEOA’s shares of its Class A common stock exercised their right to redeem such shares for a pro rata portion of the funds in the trust account. After giving effect to the redemption of MEOA’s public shares, on November 30, 2022, the Company owned a controlling interest of MEOA and since such time MEOA has been recorded on a consolidated basis.
SPAC Sponsor, along with MEOA’s initial stockholders, MEOA’s executive officers and directors have entered into a letter agreement with MEOA, pursuant to which we have agreed to (i) waive our redemption rights with respect to our founder shares and public shares in connection with the completion of the initial business combination; (ii) waive our redemption rights with respect to our founder shares and public shares in connection with a stockholder vote to approve an amendment to the certificate of incorporation: (A) to modify the substance or timing of MEOA’s obligation to redeem 100% of the public shares if MEOA does not complete an initial business combination within the combination period; or (B) with respect to any other material provision relating to stockholders’ rights or pre-initial business combination activity; and (iii) waive our rights to liquidating distributions from the trust account with respect to our founder shares if MEOA fails to complete an initial business combination within the Combination Period.
As of December 31, 2022, we hold an aggregate of 3,162,500 shares of MEOA’s Class B common stock.
Series H Preferred Shares
On November 7, 2022, we entered into an agreement with Hertford modifying the number of outstanding Series H Preferred Shares held by Hertford (the “Modified Hertford Agreement”). Pursuant to the Modified Hertford Agreement, we cancelled 36,000 Series H Preferred Shares, representing 37.5% of the outstanding Series H Preferred Shares payable to Hertford under the Hertford Agreement, without payment of any cash consideration. Each Series H Preferred Share is convertible into 1,000 common shares. Hertford will retain 60,000 Series H Preferred Shares, which are non-voting and do not accrue dividends. At our 2022 Annual General Meeting, we received shareholder approval to convert the remaining 60,000 Series H Preferred Shares, subject to the terms and conditions contained in our Articles of Incorporation. The Modified Hertford Agreement also provides for certain resale restrictions applicable to the common shares that are issuable upon the conversion of the remaining Series H Preferred Shares during the two-year period ending on December 31, 2024, which are different from the restrictions contained in the Hertford Agreement, as well, commencing January 1, 2023 and terminating on December 31, 2023, holders of Series H Preferred Shares are permitted to (a) convert Series H Preferred Shares in an aggregate amount up to or equal to 3.0% of the aggregate number of Series H Preferred Shares outstanding on the first day of each such month and (b) sell the resulting number (and no greater number) of such converted common shares within such month. Commencing January 1, 2024 and terminating on December 31, 2024, holders of Series H Preferred Shares are permitted to (a) convert Series H Preferred Shares in an aggregate amount up to or equal to 10.0% of the aggregate number of Series H Preferred Shares outstanding on the first day of each such month and (b) sell the resulting number (and no greater number) of such converted common shares within such month.

Terminated Merger Agreement
On June 3, 2021, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Gryphon Digital Mining, Inc. (“Gryphon”), a privately held company in the cryptocurrency space dedicated to helping bring digital assets onto the clean energy grid. Gryphon’s Bitcoin mining operation has a zero-carbon footprint and their long-term strategy is to be the first vertically integrated crypto miner with a wholly owned, one hundred percent renewable energy supply.
On February 15, 2022, and subsequently on March 7, 2022, primarily as a result of comments we received from the SEC relating to an amendment to the registration statement on Form F-4 we filed with the SEC on January 5, 2022 in connection with our proposed merger with Gryphon, we retained two independent investment banks to review the terms of the proposed Gryphon merger transaction. The nature of the review was to provide an independent analysis as to whether the consideration to be paid by us in the proposed merger was fair to our stockholders from a financial point of view and to assess the inputs to the financial models that were used to test such fairness.
On April 4, 2022, the Merger Agreement was terminated. The Merger Agreement, among other matters, provided that, upon termination of the Merger Agreement, we would forgive all amounts outstanding under the outstanding Promissory Note and Security Agreement as amended with Gryphon (the “Gryphon Note”), and release to Gryphon 850,000 common shares previously deposited into an escrow account for the benefit of Gryphon. As a result of the termination of the Merger Agreement in the second quarter of 2022, we forgave the Gryphon Note which had a balance of $13.1 million and released the 850,000 common shares, with a fair value of $1.2 million, held in escrow to Gryphon. We will continue our relationship with Gryphon through the Gryphon Master Services Agreement entered into in 2021.
Nasdaq Listing
On July 25, 2022, we received a notice from the Nasdaq Listing Qualifications Department of the Nasdaq Stock Market LLC (“Nasdaq”) stating that the bid price of our common stock for the last 30 consecutive trading days had closed below the minimum $1.00 per share required for continued listing under Listing Rule 5550(a)(2) (the “Listing Rule”). We had a period of 180 calendar days, or until January 23, 2023, to regain compliance with the Listing Rule.
On January 24, 2023, we received notification from Nasdaq indicating that we will have an additional 180-day grace period, or until July 24, 2023, to regain compliance with the Listing Rule's $1.00 minimum bid requirement. The notification indicated that we did not regain compliance during the initial 180-day grace period provided under the Listing Rule. In accordance with Nasdaq Marketplace Rule 5810(c)(3)(A), we are eligible for the additional grace period because we meet the continued listing requirement for market value of publicly held shares and all other applicable requirements for initial listing on the Nasdaq Capital Market with the exception of the bid price requirement, and our written notice to Nasdaq of our intentions to cure the deficiency by effecting a reverse stock split, if necessary.
If we do not regain compliance by July 24, 2023, or if we fail to satisfy another Nasdaq requirement for continued listing, Nasdaq staff could provide notice that our common shares will become subject to delisting. In such event, Nasdaq rules permit us to appeal any delisting determination to a Nasdaq Hearings Panel. Accordingly, there can be no guarantee that we will be able to maintain our Nasdaq listing. We intend to actively monitor the closing bid price for our common shares and will consider available options to resolve the deficiency and regain compliance with the Listing Rule.
Disposal of SnapServer® Product Line
In October 2021, Sphere 3D and Filecoiner entered into an acquisition agreement under which our wholly-owned subsidiary, HVE ConneXions (“HVE”) sold the assets, including intellectual property, associated with our SnapServer® product line to Filecoiner, in exchange for 8,000 shares of Series B preferred stock of Filecoiner (“Filecoiner Series B Preferred Stock”) with a fair value equal to $6.4 million. During the year ended December 31, 2021, we recorded a gain on the sale of the assets of $5.0 million and is included in interest income and other, net on the consolidated statement of operations. During the year ended December 31, 2022, we recognized an impairment for the preferred stock of Filecoiner held and recorded an impairment expense of $6.4 million.

Service and Product
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
Product
Our product offerings consist of the following disk systems: HVE Converged and Hyper-converged Infrastructure. In addition to our product offerings, we provide on-site service and installation options, round-the-clock phone access to solution experts, and proof of concept and architectural design offerings. We are able to provide comprehensive technical assistance on a global scale.
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
•The HVE-STACK high density server provides the computer and storage appliance for the data center and is ideal for high performance computing, cloud computing and virtual desktop infrastructure (“VDI”). The modular design and swappable components include hard drives and power supplies intended to improve the efficiency of data center deployment.
•The HVE-VELOCITY High Availability Dual Enclosure storage area network (“SAN”) provides data reliability and integrity for optimal data storage, protection and recovery. It also provides a unified network attached storage (“NAS”) and SAN solution with thin provisioning, compression and deduplication. The HVE-VELOCITY platform is designed to eliminate single points of failure. The 12GSAS SSD design allows for faster access to data. It is optimized for mission-critical, enterprise-level storage applications.
•The HVE 3DGFX is a VDI solution that offers hardware and software technologies to provide an appliance that can handle from eight to up to 128 high demand users in a single 2U appliance. The HVE 3DGFX was designed and engineered as a purpose-built solution based upon the MSRP engineering approach.
•The HVE STAGE Server Virtualization Platform is a high-performance purpose-built server that has been optimized for server virtualization. These performance optimized servers are also compact space savers utilizing 1U of rack space. Each STAGE can be pre-configured for converged, hyper-converged or attached storage, and comes with ESXi so an infrastructure is ready for virtualization. HVE offers both the stand-alone SAN attached servers or a true server converged/hyper-converged solution with 1-24TB Local SSD.

•The HVE VAULT backup and compute appliance is designed to handle requirements for backup and replication storage. The HVE-VAULT, with the integrated compute option, can also perform disaster recovery compute requirements with specific mission critical workloads. The HVE-VAULT can be configured as an iSCSI SAN or NAS storage device using HVE storage management software. This appliance utilizes a software defined datacenter (SDD) approach with solutions that work for Tier 2 all flash array front-end storage or rapid backup/recovery business continuity solutions integrated with software technologies like Veeam and Nakivo.
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
Sales and Distribution
Our reseller channel includes systems integrators, VARs and DMRs. Our resellers may package our products as part of complete application and desktop virtualization solutions data processing systems or with other storage devices to deliver complete enterprise information technology infrastructure solutions. Our resellers also recommend our products as replacement solutions when systems are upgraded, or bundle our products with storage management software specific to the end user’s system. We support the reseller channel through our dedicated sales representatives, engineers and technical support organizations.
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
Governmental Regulations
We are subject to laws and regulations enforced by various regulatory agencies such as the U.S. Consumer Product Safety Commission and the U.S. Environmental Protection Agency. For a detailed description of the material effects of government regulations on our business, see “Our international operations are important to our business and involve unique risks related to financial, political, and economic conditions” and “We are subject to laws, regulations and similar requirements, changes to which may adversely affect our business and operations” see Item 1A. Risk Factors—Risks Related to Our Business.
Employees
We had 27 and 25 full-time employees at December 31, 2022 and 2021, respectively.
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
Risks Related to our Business
Our total revenue is substantially dependent on the prices of digital assets and volume of transactions conducted on our platform. If such price or volume declines, our business, operating results, and financial condition would be adversely affected.
We generate the majority of our total revenue from digital mining. As such, any declines in the volume of digital asset transactions, the price of digital assets, or market liquidity for digital assets generally may result in lower total revenue. The price of digital assets and associated demand for buying, selling, and trading digital assets have historically been subject to significant volatility. For instance, in 2022, the value of certain digital assets, including Bitcoin, experienced steep decreases in value. The price and trading volume of any digital asset is subject to significant uncertainty and volatility, depending on a number of factors, including:
•market conditions of, and overall sentiment towards, digital assets;
•changes in liquidity, market-making volume, and trading activities;
•trading activities on other digital platforms worldwide, many of which may be unregulated, and may include manipulative activities;
•investment and trading activities of highly active retail and institutional users, speculators, miners, and investors;
•the speed and rate at which digital assets are able to gain adoption as a medium of exchange, utility, store of value, consumptive asset, security instrument, or other financial assets worldwide, if at all;

•decreased user and investor confidence in digital assets and digital platforms;
•negative publicity and events relating to the digital economy;
•unpredictable social media coverage or “trending” of, or other rumors and market speculation regarding digital assets;
•the ability for digital assets to meet user and investor demands;
•the functionality and utility of digital assets and their associated ecosystems and networks, including digital assets designed for use in various applications;
•increased competition from other payment services or other digital assets that exhibit better speed, security, scalability, or other characteristics;
•regulatory or legislative changes and updates affecting the digital economy;
•the maintenance, troubleshooting, and development of the blockchain networks underlying digital assets, including by miners, validators, and developers worldwide;
•the ability for digital networks to attract and retain miners or validators to secure and confirm transactions accurately and efficiently;
•ongoing technological viability and security of digital assets and their associated smart contracts, applications and networks, including vulnerabilities against hacks and scalability;
•fees and speed associated with processing digital asset transactions, including on the underlying blockchain networks and on digital platforms;
•financial strength of market participants;
•the availability and cost of funding and capital;
•the liquidity of digital platforms;
•interruptions in service from or failures of major digital platforms;
•availability of an active derivatives market for various digital assets;
•availability of banking and payment services to support digital-related projects; and
•level of interest rates and inflation.
There is no assurance that any supported digital asset will maintain its value or that there will be meaningful levels of trading activities. In the event that the price of digital assets or the demand for trading digital assets decline, our business, operating results, and financial condition would be adversely affected.
Our operating results have and will significantly fluctuate due to the highly volatile nature of digital assets.
Our operating results are dependent on digital assets and the broader cryptoeconomy. Due to the highly volatile nature of the cryptoeconomy and the prices of digital assets, our operating results have, and will continue to, fluctuate significantly from quarter to quarter in accordance with market sentiments and movements in the broader cryptoeconomy. Our operating results will continue to fluctuate significantly as a result of a variety of factors, many of which are unpredictable and in certain instances are outside of our control, including:
•our dependence on offerings that are dependent on crypto asset trading activity, including trading volume and the prevailing trading prices for crypto assets, whose trading prices and volume can be highly volatile;
•adding crypto assets to, or removing from, our platform;
•market conditions of, and overall sentiment towards, the cryptoeconomy;

•system failure, outages, or interruptions, including with respect to our crypto platform and third-party crypto networks; and
•inaccessibility of our platform due to our or third-party actions.
As a result of these factors, it is difficult for us to forecast growth trends accurately and our business and future prospects are difficult to evaluate, particularly in the short term. In view of the rapidly evolving nature of our business and the cryptoeconomy, period-to-period comparisons of our operating results may not be meaningful, and you should not rely upon them as an indication of future performance. Quarterly and annual expenses reflected in our financial statements may be significantly different from historical or projected rates. Our operating results in one or more future quarters may fall below the expectations of securities analysts and investors. As a result, the trading price of our common stock may increase or decrease significantly.
The future development and growth of crypto is subject to a variety of factors that are difficult to predict and evaluate. If digital assets do not grow as we expect, our business, operating results, and financial condition could be adversely affected.
Digital assets built on blockchain technology were only introduced in 2008. Digital assets are designed for different purposes. Bitcoin, for instance, was designed to serve as a peer-to-peer electronic cash system, while Ethereum was designed to be a smart contract and decentralized application platform. Many other crypto networks, ranging from cloud computing to tokenized securities networks, have only recently been established. The further growth and development of any crypto assets and their underlying networks and other cryptographic and algorithmic protocols governing the creation, transfer, and usage of crypto assets represent a new and evolving paradigm that is subject to a variety of factors that are difficult to evaluate, including:
•many crypto networks have limited operating histories, have not been validated in production, and are still in the process of developing and making significant decisions that will affect the design, supply, issuance, functionality, and governance of their respective crypto assets and underlying blockchain networks, any of which could adversely affect their respective crypto assets;
•many crypto networks are in the process of implementing software upgrades and other changes to their protocols, which could introduce bugs, security risks, or adversely affect the respective crypto networks;
•several large networks, including Ethereum, are developing new features to address fundamental speed, scalability, and energy usage issues. If these issues are not successfully addressed, or are unable to receive widespread adoption, it could adversely affect the underlying digital assets;
•security issues, bugs, and software errors have been identified with many digital assets and their underlying blockchain networks, some of which have been exploited by malicious actors. There are also inherent security weaknesses in some digital assets, such as when creators of certain crypto networks use procedures that could allow hackers to counterfeit tokens. Any weaknesses identified with a digital asset could adversely affect its price, security, liquidity, and adoption. If a malicious actor or botnet (a volunteer or hacked collection of computers controlled by networked software coordinating the actions of the computers) obtains a majority of the compute or staking power on a crypto network, as has happened in the past, it may be able to manipulate transactions, which could cause financial losses to holders, damage the network’s reputation and security, and adversely affect its value;
•the development of new technologies for mining, such as improved application-specific integrated circuits (commonly referred to as ASICs), or changes in industry patterns, such as the consolidation of mining power in a small number of large mining farms, could reduce the security of blockchain networks, lead to increased liquid supply of digital assets, and reduce a digital asset’s price and attractiveness;
•if rewards and transaction fees for miners or validators on any particular crypto network are not sufficiently high to attract and retain miners, a crypto network’s security and speed may be adversely affected, increasing the likelihood of a malicious attack;

•many digital assets have concentrated ownership or an “admin key,” allowing a small group of holders to have significant unilateral control and influence over key decisions related to their crypto networks, such as governance decisions and protocol changes, as well as the market price of such digital assets;
•the governance of many decentralized blockchain networks is by voluntary consensus and open competition, and many developers are not directly compensated for their contributions. As a result, there may be a lack of consensus or clarity on the governance of any particular crypto network, a lack of incentives for developers to maintain or develop the network, and other unforeseen issues, any of which could result in unexpected or undesirable errors, bugs, or changes, or stymie such network’s utility and ability to respond to challenges and grow;
•algonomic units to U.S. dollar may fail causing devaluation in specific cryptocurrencies which may impact the market perception of safer currencies; and
•many crypto networks are in the early stages of developing partnerships and collaborations, all of which may not succeed and adversely affect the usability and adoption of the respective crypto assets.
Various other technical issues have also been uncovered from time to time that resulted in disabled functionalities, exposure of certain users’ personal information, theft of users’ assets, and other negative consequences, and which required resolution with the attention and efforts of their global miner, user, and development communities. If any such risks or other risks materialize, and in particular if they are not resolved, the development and growth of crypto may be significantly affected and, as a result, our business, operating results, and financial condition could be adversely affected.
Cryptocurrency mining activities are energy-intensive, which may restrict the geographic locations of mining machines and have a negative environmental impact. Government regulators may potentially restrict the ability of electricity suppliers to provide electricity to mining operations, such as ours.
Mining cryptocurrency requires massive amounts of electrical power, and electricity costs are expected to account for a significant portion of our overall costs. The availability and cost of electricity will restrict the geographic locations of our mining activities. Any shortage of electricity supply or increase in electricity costs in any location where we plan to operate may negatively impact the viability and the expected economic return for cryptocurrency mining activities in that location.
Further, our business model can only be successful and our mining operations can only be profitable if the costs, including electrical power costs, associated with cryptocurrency mining are lower than the price of the cryptocurrency itself. As a result, any equipment we deploy can only be successful if we can obtain access to sufficient electrical power on a cost-effective basis through hosting arrangements with mining data centers. Our deployment of new mining equipment requires us to find sites where that is the case. Even if our electrical power costs do not increase, significant fluctuations in, and any prolonged periods of, low cryptocurrency prices may also cause our electrical supply to no longer be cost-effective.
Furthermore, if cryptocurrency mining becomes more widespread, government scrutiny related to restrictions on cryptocurrency mining facilities and their energy consumption may significantly increase. The considerable consumption of electricity by mining operators may also have a negative environmental impact, including contribution to climate change, which could set the public opinion against allowing the use of electricity for cryptocurrency mining activities. This, in turn, could lead to governmental measures restricting or prohibiting the use of electricity for cryptocurrency mining activities. Any such development in the jurisdictions where we plan to operate could increase our compliance burdens and have a material adverse effect on our business, prospects, financial condition, and operating results.
We rely on hosting arrangements to conduct our business, and the availability of such hosting arrangements is uncertain and competitive and may be affected by changes in regulation in one or more countries.
If we are unable to successfully enter into definitive hosting agreements with mining data centers on favorable terms or those counterparties fail to perform their obligations under such agreements, we may be forced to look for alternative mining data centers to host its mining equipment.

In May 2021, China’s State Council issued a statement signaling its intent to restrict cryptocurrency mining and trading activities, resulting in provincial governments taking proactive measurements to prohibit cryptocurrency mining. On September 24, 2021, China’s central bank and its National Development and Reform Commission issued a nation-wide ban on cryptocurrency mining and declaring all financial transactions involving cryptocurrencies illegal. As a result, mining data centers previously operating in China have been forced to shut down and owners of crypto mining equipment located in China have been attempting to relocate the equipment to mining data centers in other jurisdictions, with a particular focus on locations within the United States. Combined with the increase in the price of many cryptocurrencies in 2021, the influx of crypto miners from China has created conditions of great demand for mining data centers and limited supply. Due to these conditions, there is no assurance that we will be able to procure alternative hosting agreements on acceptable terms in a timely manner or at all.
Significant competition for suitable mining data centers is expected to continue, and other government regulators, including local permitting officials, may potentially restrict the ability of potential mining data centers to begin or continue operations in certain locations. They can also restrict the ability of electricity suppliers to provide electricity to mining operations in times of electricity shortage, or may otherwise potentially restrict or prohibit the provision of electricity to mining operations.
We may be affected by price fluctuations in the wholesale and retail power markets.
Market prices for power, generation capacity and ancillary services, are unpredictable. Depending upon the effectiveness of any price risk management activity undertaken by us, including but not limited to attempts to secure hosting services contracts at fixed fees, an increase in market prices for power, generation capacity, and ancillary services may adversely affect our business, prospects, financial condition, and operating results. Long- and short-term power prices may fluctuate substantially due to a variety of factors outside of our control, including, but not limited to:
•increases and decreases in generation capacity;
•changes in power transmission or fuel transportation capacity constraints or inefficiencies;
•demand response/mandatory curtailments;
•volatile weather conditions, particularly unusually hot or mild summers or unusually cold or warm winters;
•technological shifts resulting in changes in the demand for power or in patterns of power usage, including the potential development of demand-side management tools, expansion and technological advancements in power storage capability and the development of new fuels or new technologies for the production or storage of power;
•federal and state power, market and environmental regulation and legislation; and
•changes in capacity prices and capacity markets.
If we are unable to secure consistent power supply at prices or on terms acceptable to it, it would have a material adverse effect on our business, prospects, financial condition, and operating results.
As cryptocurrencies may be determined to be investment securities, we may inadvertently violate the Investment Company Act of 1940 and incur large losses as a result and potentially be required to register as an investment company or terminate operations and we may incur third-party liabilities.
We believe that we are not engaged in the business of investing, reinvesting, or trading in securities, and we do not hold ourself out as being engaged in those activities. However, under the Investment Company Act of 1940 (the “Investment Company Act”), a company may be deemed an investment company under section 3(a)(1)(C) thereof if the value of its investment securities is more than 40% of its total assets (exclusive of government securities and cash items) on an unconsolidated basis.

As a result of our investments and our mining activities, including investments in which we do not have a controlling interest, the investment securities we hold could exceed 40% of our total assets, exclusive of cash items and, accordingly, we could determine that we have become an inadvertent investment company. The cryptocurrency that we own, acquire or mine may be deemed an investment security by the SEC, although we do not believe any of the cryptocurrency we own, acquire or mine are securities. An inadvertent investment company can avoid being classified as an investment company if it can rely on one of the exclusions under the Investment Company Act. One such exclusion, Rule 3a-2 under the Investment Company Act, allows an inadvertent investment company a grace period of one year from the earlier of (a) the date on which an issuer owns securities and/or cash having a value exceeding 50% of the issuer’s total assets on either a consolidated or unconsolidated basis and (b) the date on which an issuer owns or proposes to acquire investment securities having a value exceeding 40% of the value of such issuer’s total assets (exclusive of government securities and cash items) on an unconsolidated basis. As of the date of this proxy statement/prospectus, we do not believe we are an inadvertent investment company. We may take actions to cause the investment securities held by us to be less than 40% of our total assets, which may include acquiring assets with our cash and cryptocurrency on hand or liquidating our investment securities or cryptocurrency or seeking a no-action letter from the SEC if we are unable to acquire sufficient assets or liquidate sufficient investment securities in a timely manner.
As the Rule 3a-2 exception is available to a company no more than once every three years, and assuming no other exclusion were available to us, we would have to keep within the 40% limit for at least three years after we cease being an inadvertent investment company. This may limit our ability to make certain investments or enter into joint ventures that could otherwise have a positive impact on our earnings. In any event, we do not intend to become an investment company engaged in the business of investing and trading securities.
Classification as an investment company under the Investment Company Act requires registration with the SEC. If an investment company fails to register, it would have to stop doing almost all business, and its contracts would become voidable. Registration is time consuming and restrictive and would require a restructuring of our operations, and we would be very constrained in the kind of business we could do as a registered investment company. Further, we would become subject to substantial regulation concerning management, operations, transactions with affiliated persons and portfolio composition, and would need to file reports under the Investment Company Act regime. The cost of such compliance would result in us incurring substantial additional expenses, and the failure to register if required would have a materially adverse impact to conduct our operations.
If regulatory changes or interpretations of our activities require its registration as a money services business under the regulations promulgated by The Financial Crimes Enforcement Network under the authority of the U.S. Bank Secrecy Act, we may be required to register and comply with such regulations. If regulatory changes or interpretations of our activities require the licensing or other registration of us as a money transmitter (or equivalent designation) under state law in any state in which we operate, we may be required to seek licensure or otherwise register and comply with such state law. In the event of any such requirement, to the extent we decide to continue, the required registrations, licensure and regulatory compliance steps may result in extraordinary, non-recurring expenses to us. We may also decide to cease its operations. Any termination of certain operations in response to the changed regulatory circumstances may be at a time that is disadvantageous to investors.
To the extent that our activities cause us to be deemed a money service business under the regulations promulgated by the Financial Crimes Enforcement Network of the U.S. Treasury Department (“FinCEN”) under the authority of the U.S. Bank Secrecy Act, we may be required to comply with FinCEN regulations, including those that would mandate us to implement anti-money laundering programs, make certain reports to FinCEN and maintain certain records.

To the extent that our activities cause us to be deemed a money transmitter or equivalent designation under state law in any state in which we operate, we may be required to seek a license or otherwise register with a state regulator and comply with state regulations that may include the implementation of anti-money laundering programs, maintenance of certain records and other operational requirements. Currently, the New York Department of Financial Services has finalized its “BitLicense” framework for businesses that conduct “virtual currency business activity.” We will continue to monitor for developments in New York legislation, guidance and regulations.
Such additional federal or state regulatory obligations may cause us to incur extraordinary expenses, possibly affecting our business in a material and adverse manner. Furthermore, we and our service providers may not be capable of complying with certain federal or state regulatory obligations applicable to money service businesses and money transmitters. If we are deemed to be subject to and determine not to comply with such additional regulatory and registration requirements, we may act to dissolve and liquidate us. Any such action may adversely affect an investment in us.
There is no one unifying principle governing the regulatory status of cryptocurrency nor whether cryptocurrency is a security in each context in which it is viewed. Regulatory changes or actions in one or more countries may alter the nature of an investment in us or restrict the use of digital assets, such as cryptocurrencies, in a manner that adversely affects our business, prospects or operations.
As cryptocurrencies have grown in both popularity and market size, governments around the world have reacted differently, with certain governments deeming cryptocurrencies illegal, and others allowing their use and trade without restriction. In some jurisdictions, such as in the U.S., digital assets, like cryptocurrencies, are subject to extensive, and in some cases overlapping, unclear and evolving regulatory requirements.
Cryptocurrencies have been the source of much regulatory consternation, resulting in differing definitional outcomes without a single unifying statement. Cryptocurrency is viewed differently by different regulatory and standards setting organizations globally as well as in the United States on the federal and state levels. For example, the Financial Action Task Force (“FATF”) and the Internal Revenue Service (“IRS”) consider a cryptocurrency as currency or an asset or property. Further, the IRS applies general tax principles that apply to property transactions to transactions involving virtual currency.
If regulatory changes or interpretations require the regulation of cryptocurrency under the securities laws of the United States or elsewhere, including the Securities Act of 1933, the Exchange Act and the 1940 Act or similar laws of other jurisdictions and interpretations by the SEC, the CFTC, the IRS, Department of Treasury or other agencies or authorities, we may be required to register and comply with such regulations, including at a state or local level. To the extent that we decide to continue operations, the required registrations and regulatory compliance steps may result in extraordinary expense or burdens to us. We may also decide to cease certain operations and change our business model. Any disruption of our operations in response to the changed regulatory circumstances may be at a time that is disadvantageous to us.
Current and future legislation and SEC rule making and other regulatory developments, including interpretations released by a regulatory authority, may impact the manner in which cryptocurrencies are viewed or treated for classification and clearing purposes. In particular, cryptocurrencies may not be excluded from the definition of “security” by SEC rule making or interpretation requiring registration of all transactions unless another exemption is available, including transacting in cryptocurrency among owners and require registration of trading platforms as “exchanges”.
We cannot be certain as to how future regulatory developments will impact the treatment of cryptocurrencies under the law. If we fail to comply with such additional regulatory and registration requirements, we may seek to cease certain of our operations or be subjected to fines, penalties and other governmental action. Such circumstances could have a material adverse effect on our ability to continue as a going concern or to pursue its business model at all, which could have a material adverse effect on its business, prospects or operations and potentially the value of any cryptocurrencies we plan to hold or expect to acquire for our own account.

Our business is dependent on a small number of digital asset mining equipment suppliers.
Our business is dependent upon digital asset mining equipment suppliers providing an adequate supply of new generation digital asset mining machines at economical prices to customers intending to purchase our hosting and other solutions. The growth in our business is directly related to increased demand for hosting services and cryptocurrency which is dependent in large part on the availability of new generation mining machines offered for sale at a price conducive to profitable digital asset mining, as well as the trading price of cryptocurrency. The market price and availability of new mining machines fluctuates with the price of cryptocurrencies and can be volatile. In addition, as more companies seek to enter the mining industry, the demand for machines may outpace supply and create mining machine equipment shortages. There are no assurances that cryptocurrency mining equipment suppliers will be able to keep pace with any surge in demand for mining equipment. Further, manufacturing mining machine purchase contracts are not favorable to purchasers and we may have little or no recourse in the event a mining machine manufacturer defaults on its mining machine delivery commitments. If we and our customers are not able to obtain a sufficient number of digital asset mining machines at favorable prices, our growth expectations, liquidity, financial condition and results of operations will be negatively impacted.
Changes in tariffs or import restrictions could have a material adverse effect on our business, financial condition and results of operations.
Equipment necessary for digital asset mining is almost entirely manufactured outside of the United States. There is currently significant uncertainty about the future relationship between the United States and various other countries, including China, the European Union, Canada, and Mexico, with respect to trade policies, treaties, tariffs and customs duties, and taxes. For example, since 2019, the U.S. government has implemented significant changes to U.S. trade policy with respect to China. These tariffs have subjected certain digital asset mining equipment manufactured overseas to additional import duties of up to 25%. The amount of the additional tariffs and the products subject to them has changed numerous times based on action by the U.S. government. These tariffs have increased costs of digital asset mining equipment, and new or additional tariffs or other restrictions on the import of equipment necessary for digital asset mining could have a material adverse effect on our business, financial condition and results of operations.
Mining machines rely on components and raw materials that may be subject to price fluctuations or shortages, including ASIC chips that have been subject to a significant shortage.
In order to build and sustain our self-mining operations we will depend on third parties to provide us with ASIC chips and other critical components for our mining equipment, which may be subject to price fluctuations or shortages. For example, the ASIC chip is the key component of a mining machine as it determines the efficiency of the device. The production of ASIC chips typically requires highly sophisticated silicon wafers, which currently only a small number of fabrication facilities, or wafer foundries, in the world are capable of producing. We believe that the previous microchip shortage that the entire industry experienced lead to price fluctuations and disruption in the supply of key miner components. Specifically, the ASIC chips have recently been subject to a significant price increases and shortages.
There is also a risk that a manufacturer or seller of ASIC chips or other necessary mining equipment may adjust the prices according cryptocurrency prices or otherwise, so the cost of new machines could become unpredictable and extremely high. As a result, at times, we may be forced to obtain mining machines and other hardware at premium prices, to the extent they are even available. Such events could have a material adverse effect on our business, prospects, financial condition, and operating results.

The further development and acceptance of digital asset networks and other digital assets, which represent a new and rapidly changing industry, are subject to a variety of factors that are difficult to evaluate. The slowing or stopping of the development or acceptance of digital asset systems may adversely affect an investment in us.
The use of cryptocurrencies to, among other things, buy and sell goods and services and complete transactions, is part of a new and rapidly evolving industry that employs cryptocurrency assets, based upon a computer-generated mathematical and/or cryptographic protocol. Large-scale acceptance of cryptocurrency as a means of payment has not, and may never, occur. The growth of this industry is subject to a high degree of uncertainty, and the slowing or stopping of the development or acceptance of developing protocols may occur unpredictably. The factors include, but are not limited to:
•continued worldwide growth in the adoption and use of cryptocurrencies as a medium to exchange;
•governmental and quasi-governmental regulation of cryptocurrencies and their use, or restrictions on or regulation of access to and operation of cryptocurrency systems;
•changes in consumer demographics and public tastes and preferences;
•the maintenance and development of the open-source software protocol of the network;
•the increased consolidation of contributors to the blockchain through mining pools;
•the availability and popularity of other forms or methods of buying and selling goods and services, including new means of using fiat currencies;
•the use of the networks supporting cryptocurrencies for developing smart contracts and distributed applications;
•general economic conditions and the regulatory environment relating to cryptocurrencies; and
•negative market sentiment and perception of cryptocurrencies.
The outcome of these factors could have negative effects on our ability to continue as a going concern or to pursue our business strategy at all, which could have a material adverse effect on our business, prospects or operations as well as potentially negative effect on the value of any cryptocurrency that we mine or otherwise acquire or hold for our own account, which would harm investors.
Banks and financial institutions may not provide banking services, or may cut off services, to businesses that engage in cryptocurrency-related activities or that accept cryptocurrency as payment, including financial institutions of investors in our common shares.
A number of companies that engage in cryptocurrency-related activities have been unable to find banks or financial institutions that are willing to provide them with bank accounts and other services. Similarly, a number of companies and individuals or businesses associated with cryptocurrencies may have had and may continue to have their existing bank accounts closed or services discontinued with financial institutions in response to government action, particularly in China, where regulatory response to cryptocurrencies has been to exclude their use for ordinary consumer transactions within China. We also may be unable to obtain or maintain these services for our business. The difficulty that many businesses that provide cryptocurrency-related activities have and may continue to have in finding banks and financial institutions willing to provide them services may be decreasing the usefulness of cryptocurrency as a payment system and harming public perception of cryptocurrency, and could decrease their usefulness and harm their public perception in the future.
We face risks of Internet disruptions, which could have an adverse effect on the price of cryptocurrencies.
A disruption of the Internet may affect the use of cryptocurrencies. Generally, cryptocurrency and our business of mining cryptocurrency is dependent upon the Internet. A significant disruption in Internet connectivity could disrupt a currency’s network operations until the disruption is resolved and have an adverse effect on the price of cryptocurrencies and our ability to mine cryptocurrencies.

The impact of geopolitical and economic events on the supply and demand for cryptocurrency is uncertain.
Geopolitical crises may motivate large-scale purchases of cryptocurrencies, which could increase the price of cryptocurrencies rapidly. This may increase the likelihood of a subsequent price decrease as crisis-driven purchasing behavior dissipates, adversely affecting the value of our inventory following such downward adjustment. Such risks are similar to the risks of purchasing commodities in uncertain times, such as the risk of purchasing, holding or selling gold. Alternatively, as an emerging asset class with limited acceptance as a payment system or commodity, global crises and general economic downturns may discourage investment in cryptocurrency as investors focus their investment on less volatile asset classes as a means of hedging their investment risk.
As an alternative to fiat currencies that are backed by central governments, cryptocurrency, which is relatively new, is subject to supply and demand forces. How such supply and demand will be impacted by geopolitical events is largely uncertain but could be harmful to us. Political or economic crises may motivate large-scale acquisitions or sales of cryptocurrency either globally or locally. Such events could have a material adverse effect on our ability to continue as a going concern or to pursue our new strategy at all, which could have a material adverse effect on our business, prospects or operations and potentially the value of any cryptocurrency that we mine or otherwise acquire or hold for our own account.
We may not be able to compete with other companies, some of whom have greater resources and experience.
We may not be able to compete successfully against present or future competitors. We do not have the resources to compete with larger providers of similar services at this time. The cryptocurrency industry has attracted various high-profile and well-established operators, some of which have substantially greater liquidity and financial resources than we do. With the limited resources we have available, we may experience great difficulties in expanding and improving our network of computers to remain competitive. Competition from existing and future competitors, particularly those that have access to competitively-priced energy, could result in our inability to secure acquisitions and partnerships that we may need to expand our business in the future. This competition from other entities with greater resources, experience and reputations may result in our failure to maintain or expand our business, as we may never be able to successfully execute our business plan. If we are unable to expand and remain competitive, our business could be negatively affected.
The mining data centers at which we maintain our mining equipment may experience damages, including damages that are not covered by insurance.
The mining data centers at which we maintain our mining equipment are, and any future mining data centers at which we maintain our mining equipment will be, subject to a variety of risks relating to physical condition and operation, including:
•the presence of construction or repair defects or other structural or building damage;
•any non-compliance with or liabilities under applicable environmental, health or safety regulations or requirements or building permit requirements;
•any damage resulting from natural disasters, such as hurricanes, earthquakes, fires, floods and windstorms; and
•claims by employees and others for injuries sustained at our properties.
For example, the mining data centers at which we maintain our mining equipment could be rendered inoperable, temporarily or permanently, as a result of a fire or other natural disaster or by a terrorist or other attack on the facilities where our mining equipment is located. Although we have multiple sites in an effort to mitigate this risk, these and other measures we take to protect against these risks may not be sufficient. Any property insurance we obtain in the future may not be adequate to cover any losses we suffer as a result of any of these events. In the event of an uninsured loss, including a loss in excess of insured limits, at any of the mining data centers at which we maintain our mining equipment, such mining data centers may not be adequately repaired in a timely manner or at all and we may lose some or all of the future revenues anticipated to be derived from our equipment located at such mining data centers.

Acceptance and/or widespread use of cryptocurrency is uncertain.
Currently, there is a relatively limited use of any cryptocurrency in the retail and commercial marketplace. Banks and other established financial institutions may refuse to process funds for cryptocurrency transactions, process wire transfers to or from cryptocurrency exchanges, cryptocurrency-related companies or service providers, or maintain accounts for persons or entities transacting in cryptocurrency. Conversely, a significant portion of cryptocurrency demand is generated by investors seeking a long-term store of value or speculators seeking to profit from the short- or long-term holding of the asset. Price volatility undermines cryptocurrency’s role as a medium of exchange, as retailers are much less likely to accept it as a form of payment.
The relative lack of acceptance of cryptocurrency in the retail and commercial marketplace, or a reduction of such use, limits the ability of end users to use them to pay for goods and services. Such lack of acceptance or decline in acceptances could have a material adverse effect on our ability to continue as a going concern or to pursue our strategy at all, which could have a material adverse effect on our business, prospects or operations and potentially the value of cryptocurrency we mine or otherwise acquire or hold for our own account.
The decentralized nature of cryptocurrency systems may lead to slow or inadequate responses to crises, which may negatively affect our business.
The decentralized nature of the governance of cryptocurrency systems may lead to ineffective decision making that slows development or prevents a network from overcoming emergent obstacles. Governance of many cryptocurrency systems is by voluntary consensus and open competition with no clear leadership structure or authority. To the extent lack of clarity in corporate governance of the blockchain leads to ineffective decision making that slows development and growth of cryptocurrency network protocols, our business may be adversely affected.
The lack of regulation of digital asset exchanges which Bitcoin, and other cryptocurrencies, are traded on, may expose us to the effects of negative publicity resulting from fraudulent actors in the cryptocurrency space, and can adversely affect an investment in us.
The digital asset exchanges on which Bitcoin is traded are relatively new and largely unregulated. Many digital asset exchanges do not provide the public with significant information regarding their ownership structure, management teams, corporate practices, or regulatory compliance. As a result, the marketplace may lose confidence in, or may experience problems relating to, such digital asset exchanges, including prominent exchanges handling a significant portion of the volume of digital asset trading. During 2022, a number of companies in the crypto industry declared bankruptcy, including Celsius Network LLC (“Celsius”), Voyager Digital Ltd., BlockFi Lending LLC, and FTX Trading Ltd. (“FTX”). In June 2022, Celsius began pausing all withdrawals and transfers between accounts on its platform, and in July 2022, it filed for Chapter 11 bankruptcy protection. Further, in November 2022, FTX, one of the major cryptocurrency exchanges, also filed for Chapter 11 bankruptcy. Such bankruptcies have contributed, at least in part, to further price volatility in most crypto assets, a loss of confidence in the participants of the digital asset ecosystem and negative publicity surrounding digital assets more broadly, and other participants and entities in the digital asset industry have been, and may continue to be, negatively affected. These events have also negatively impacted the liquidity of the digital assets markets as certain entities affiliated with FTX engaged in significant trading activity. As a result of these events, many digital asset markets, including the market for Bitcoin, have experienced increased price volatility. The Bitcoin ecosystem may continue to be negatively impacted and experience long term volatility if public confidence decreases. Further, we have been directly and indrectly impacted by the above recent bankruptcies in the crypto asset space, and may in the future be directly or indirectly impacted by any future bankrupcties in the cyrpto asset space.
These events are continuing to develop and it is not possible to predict, at this time, every risk that they may pose to us, our service providers, or the digital asset industry as a whole. A perceived lack of stability in the digital asset exchange market and the closure or temporary shutdown of digital asset exchanges due to business failure, hackers or malware, government-mandated regulation, or fraud, may reduce confidence in digital asset networks and result in greater volatility in cryptocurrency values. These potential consequences of a digital asset exchange’s failure could adversely affect an investment in us.

It may be illegal now, or in the future, to acquire, own, hold, sell or use cryptocurrencies, participate in blockchains or utilize similar cryptocurrency assets in one or more countries, the ruling of which would adversely affect us.
As cryptocurrency has grown in both popularity and market size, governments around the world have reacted differently to cryptocurrency; certain governments have deemed them illegal, and others have allowed their use and trade without restriction, while in some jurisdictions, such as in the U.S., subject to extensive, and in some cases overlapping, unclear and evolving regulatory requirements. Until recently, little or no regulatory attention has been directed toward cryptocurrency by U.S. federal and state governments, foreign governments and self-regulatory agencies. As cryptocurrency has grown in popularity and in market size, the Federal Reserve Board, U.S. Congress and certain U.S. agencies have begun to examine cryptocurrency in more detail.
One or more countries, including but not limited to China and Russia, which have taken harsh regulatory action in the past, may take regulatory actions in the future that could severely restrict the right to acquire, own, hold, sell or use these cryptocurrency assets or to exchange for fiat currency. In many nations, particularly in China and Russia, it is illegal to accept payment in cryptocurrencies for consumer transactions and banking institutions are barred from accepting deposits of cryptocurrency. Such restrictions may adversely affect us as the large-scale use of cryptocurrency as a means of exchange is presently confined to certain regions globally. Such circumstances could have a material adverse effect on our ability to continue as a going concern or to pursue our strategy at all, which could have a material adverse effect on our business, prospects or operations and potentially the value of any cryptocurrency that we mine or otherwise acquire or hold for our own account, and harm investors.
Investors may not have the same protections that exist for traditional stock exchanges.
Traditional stock exchanges have listing requirements and vet issuers, requiring them to be subjected to rigorous listing standards and rules, and monitor investors transacting on such platform for fraud and other improprieties. Depending on a ledger-based platform’s controls and the other policies of the ledger-based platform on which a given cryptocurrency trades, such cryptocurrency may not benefit from the protections afforded to traditional stock exchanges. For ledger-based platforms that do not provide sufficient protections, there is a risk of fraud and manipulation. These factors may decrease liquidity or volume of a given ledger-based platform or of the cryptocurrency industry in general or may otherwise increase volatility of investment securities or other assets trading on a ledger-based system. Such potential decreased liquidity or volume, or increase in volatility may adversely affect us, and could have a material adverse effect on our business, prospects or operations and potentially the value of any cryptocurrency that we mine or otherwise acquire or hold for our own account and harm investors.
Our operations, investment strategies and profitability may be adversely affected by competition from other methods of investing in cryptocurrency.
We compete with other users and/or companies that are mining cryptocurrency and other potential financial vehicles, including securities backed by or linked to cryptocurrency through entities similar to us. Market and financial conditions, and other conditions beyond our control, may make it more attractive to invest in other financial vehicles, or to invest in cryptocurrency directly. The emergence of other financial vehicles and exchange-traded funds have been scrutinized by regulators and such scrutiny and the negative impressions or conclusions resulting from such scrutiny could be applicable to us and impact our ability to successfully pursue our strategy or operate at all, or to establish or maintain a public market for our securities. Such circumstances could have a material adverse effect on our ability to continue as a going concern or to pursue our strategy at all, which could have a material adverse effect on our business, prospects or operations and potentially the value of any cryptocurrency that we mine or otherwise acquire or hold for our own account, and harm investors.
Cryptocurrency may be subject to loss, theft or restriction on access.
There is a risk that some or all of any cryptocurrency that we own could be lost or stolen. Cryptocurrencies are stored in cryptocurrency sites commonly referred to as “wallets” by holders of cryptocurrencies which may be accessed to exchange a holder’s cryptocurrency assets. Access to our cryptocurrency assets could also be restricted by cybercrime

(such as a denial of service attack) against a service at which we maintain a hosted hot wallet. A hot wallet refers to any cryptocurrency wallet that is connected to the Internet. Generally, hot wallets are easier to set up and access than wallets in cold storage, but they are also more susceptible to hackers and other technical vulnerabilities. Cold storage refers to any cryptocurrency wallet that is not connected to the Internet. Cold storage is generally more secure than hot storage, but is not ideal for quick or regular transactions and we may experience lag time in our ability to respond to market fluctuations in the price of our cryptocurrency assets. We expect to hold all of our cryptocurrency in a combination of insured institutional custody services and multisignature cold storage wallets, and maintain secure backups to reduce the risk of malfeasance, but the risk of loss of our cryptocurrency assets cannot be wholly eliminated. Any restrictions on access to our hot wallet accounts due to cybercrime or other reasons could limit our ability to convert cryptocurrency to cash, potentially resulting in liquidity issues.
Hackers or malicious actors may launch attacks to steal, compromise or secure cryptocurrency. As we increase in size, we may become a more appealing target of hackers, malware, cyber-attacks or other security threats. Any of these events may adversely affect our operations and, consequently, our investments and profitability. The loss or destruction of a private key required to access our digital wallets may be irreversible and we may be denied access for all time to our cryptocurrency holdings or the holdings of others held in those compromised wallets. Our loss of access to our private keys or a data loss relating to our digital wallets could adversely affect our investments and assets.
Cryptocurrencies are controllable only by the possessor of both the unique public and private keys relating to the local or online digital wallet in which they are held, which wallet’s public key or address is reflected in the network’s public blockchain. To the extent such private keys are lost, destroyed or otherwise compromised, we will be unable to access our cryptocurrency rewards and such private keys may not be capable of being restored by any network. Any loss of private keys relating to digital wallets used to store our cryptocurrency could have a material adverse effect on our ability to continue as a going concern or to pursue our new strategy at all, which could have a material adverse effect on our business, prospects or operations and potentially the value of any cryptocurrency that we mine or otherwise acquire or hold for our own account.
Incorrect or fraudulent cryptocurrency transactions may be irreversible.
Cryptocurrency transactions are irrevocable and stolen or incorrectly transferred cryptocurrencies may be irretrievable. As a result, any incorrectly executed or fraudulent cryptocurrency transactions could adversely affect our investments and assets. Cryptocurrency transactions are not, from an administrative perspective, reversible without the consent and active participation of the recipient of the cryptocurrencies from the transaction. Once a transaction has been verified and recorded in a block that is added to a blockchain, an incorrect transfer of a cryptocurrency or a theft thereof generally will not be reversible and we may not have sufficient recourse to recover our losses from any such transfer or theft. It is possible that, through computer or human error, or through theft or criminal action, our cryptocurrency rewards could be transferred in incorrect amounts or to unauthorized third parties, or to uncontrolled accounts. Further, at this time, there is no specifically enumerated U.S. or foreign governmental, regulatory, investigative or prosecutorial authority or mechanism through which to bring an action or complaint regarding missing or stolen cryptocurrency. In the event of a loss, we would be reliant on existing private investigative entities to investigate any such loss of our cryptocurrency assets. To the extent that we are unable to recover our losses from such action, error or theft, such events could have a material adverse effect on our ability to continue as a going concern or to pursue our new strategy at all, which could have a material adverse effect on our business, prospects or operations of and potentially the value of any cryptocurrency that we mine or otherwise acquire or hold for our own account.
Our interactions with a blockchain may expose us to specially designated nationals or blocked persons or cause us to violate provisions of law that did not contemplate distributed ledger technology.
The Office of Financial Assets Control of the U.S. Department of Treasury (“OFAC”) requires us to comply with its sanction program and not conduct business with persons named on its specially designated nationals list. However, because of the pseudonymous nature of blockchain transactions, we may inadvertently and without our knowledge engage in transactions with persons named on OFAC’s specially designated nationals list. Our policy prohibits any transactions with such specially designated national individuals, but we may not be adequately capable of determining the ultimate identity of the individual with whom we transact with respect to selling cryptocurrency assets. Moreover, federal law prohibits any U.S. person from knowingly or unknowingly possessing any visual depiction commonly known as child pornography. Recent media reports have suggested that persons have embedded such depictions on one or more blockchains. Because our business requires us to download and retain one or more blockchains to effectuate our ongoing business, it is possible that such digital ledgers contain prohibited depictions without our knowledge or consent. To the extent government enforcement authorities literally enforce these and other laws and regulations that are impacted by decentralized distributed ledger technology, we may be subject to investigation, administrative or court proceedings, and monetary fines and penalties, which could harm our reputation.
Cryptocurrencies face significant obstacles that can lead to high fees or slow transaction settlement times.
Cryptocurrencies face significant scaling obstacles that can lead to high fees or slow transaction settlement times, and attempts to increase the volume of transactions may not be effective. Scaling cryptocurrencies is essential to the widespread acceptance of cryptocurrencies as a means of payment, which widespread acceptance is necessary to the continued growth and development of our business. Many cryptocurrency networks face significant scaling challenges. For example, cryptocurrencies are limited with respect to how many transactions can occur per second. Participants in the cryptocurrency ecosystem debate potential approaches to increasing the average number of transactions per second that the network can handle and have implemented mechanisms or are researching ways to increase scale, such as increasing the allowable sizes of blocks, and therefore the number of transactions per block, and sharding (a horizontal partition of data in a database or search engine), which would not require every single transaction to be included in every single miner’s or validator’s block. However, there is no guarantee that any of the mechanisms in place or being explored for increasing the scale of settlement of cryptocurrency transactions will be effective, or how long they will take to become effective, which could adversely affect our business.
The price of cryptocurrency may be affected by the sale of cryptocurrency by other vehicles investing in cryptocurrency or tracking cryptocurrency markets.
The mathematical protocols under which many cryptocurrencies are mined permit the creation of a limited, predetermined amount of currency, while others have no limit established on total supply. To the extent that other vehicles investing in cryptocurrency or tracking cryptocurrency markets form and come to represent a significant proportion of the demand for a cryptocurrency, large redemptions of the securities of those vehicles and the subsequent sale of such cryptocurrency by such vehicles could negatively affect the price and value of the cryptocurrency inventory we hold. Such events could have a material adverse effect on our ability to continue as a going concern or to pursue our new strategy at all, which could have a material adverse effect on our business, prospects or operations and potentially the value of any cryptocurrency that we mine or otherwise acquire or hold for our own account.
There are risks related to technological obsolescence, the vulnerability of the global supply chain to cryptocurrency hardware disruption, and difficulty in obtaining new hardware which may have a negative effect on our business.
Our mining operations can only be successful and ultimately profitable if the costs of mining cryptocurrency, including hardware and electricity costs, associated with mining cryptocurrency are lower than the price of cryptocurrency. As our mining facility operates, our miners experience ordinary wear and tear, and may also face more significant malfunctions caused by a number of extraneous factors beyond our control. The physical degradation of our miners will require us to, over time, replace those miners which are no longer functional. Additionally, as the technology evolves, we may be required to acquire newer models of miners to remain competitive in the market.
Also, because we expect to depreciate all new miners, our reported operating results will be negatively affected. Further, the global supply chain for cryptocurrency miners is presently heavily dependent on China. Should disruptions to the China-based global supply chain for cryptocurrency hardware occur, we may not be able to obtain adequate replacement parts for existing miners or to obtain additional miners from the manufacturer on a timely basis. Such events could have a material adverse effect on our ability to pursue our new strategy, which could have a material adverse effect on our business.

We may not adequately respond to price fluctuations and rapidly changing technology, which may negatively affect our business.
Competitive conditions within the cryptocurrency industry require that we use sophisticated technology in the operation of our business. The industry for blockchain technology is characterized by rapid technological changes, new product introductions, enhancements and evolving industry standards. New technologies, techniques or products could emerge that might offer better performance than the software and other technologies we currently utilize, and we may have to manage transitions to these new technologies to remain competitive. We may not be successful, generally or relative to our competitors in the cryptocurrency industry, in timely implementing new technology into our systems, or doing so in a cost-effective manner. As a result, our business and operations may suffer.
The reward for mining cryptocurrency in the future may decrease, and the value of cryptocurrency may not adjust to compensate us for the reduction in the rewards we receive from our mining efforts.
There is no guarantee that price fluctuations of cryptocurrencies will compensate for the reduction in mining reward. If a corresponding and proportionate increase in the trading price of a cryptocurrency or a proportionate decrease in mining difficulty does not follow the decrease in rewards, the revenue we earn from our cryptocurrency mining operations could see a corresponding decrease, which would have a material adverse effect on our business and operations.
The value of cryptocurrency may be subject to pricing risk and has historically been subject to wide swings.
Cryptocurrency market prices, which have historically been volatile and are impacted by a variety of factors (including those discussed below), are determined primarily using data from various exchanges, over-the-counter markets and derivative platforms. Furthermore, such prices may be subject to factors such as those that impact commodities, more so than business activities, which could be subjected to additional influence from fraudulent or illegitimate actors, real or perceived scarcity, and political, economic, regulatory or other conditions. Pricing may be the result of, and may continue to result in, speculation regarding future appreciation in the value of cryptocurrencies, inflating and making its market prices more volatile or creating “bubble” type risks for cryptocurrencies.
We may not be able to realize the benefits of forks. Forks in a digital asset network may occur in the future which may affect the value of cryptocurrency held by us.
To the extent that a significant majority of users and miners on a cryptocurrency network install software that changes the cryptocurrency network or properties of a cryptocurrency, including the irreversibility of transactions and limitations on the mining of new cryptocurrency, the cryptocurrency network would be subject to new protocols and software. However, if less than a significant majority of users and miners on the cryptocurrency network consent to the proposed modification, and the modification is not compatible with the software prior to its modification, the consequence would be what is known as a “fork” of the network, with one prong running the pre-modified software and the other running the modified software. The effect of such a fork would be the existence of two versions of the cryptocurrency running in parallel, yet lacking interchangeability and necessitating exchange-type transactions to convert currencies between the two forks. A fork in a cryptocurrency could adversely affect our business.
We may not be able to realize the economic benefit of a fork, either immediately or ever, which could adversely affect our business. If we hold a cryptocurrency at the time of a hard fork into two cryptocurrencies, industry standards would dictate that we would be expected to hold an equivalent amount of the old and new assets following the fork. However, we may not be able, or it may not be practical, to secure or realize the economic benefit of the new asset for various reasons. Additionally, laws, regulations or other factors may prevent us from benefiting from the new asset.

If a malicious actor or botnet obtains control in excess of 50% of the processing power active on any cryptocurrency network, it is possible that such actor or botnet could manipulate the blockchain in a manner that adversely affects an investment in us.
If a malicious actor or botnet (a volunteer or hacked collection of computers controlled by networked software coordinating the actions of the computers) obtains a majority of the processing power dedicated to mining on any digital asset network it may be able to alter the blockchain by constructing alternate blocks if it is able to solve for such blocks faster than the remainder of the miners on the blockchain can add valid blocks. In such alternate blocks, the malicious actor or botnet could control, exclude or modify the ordering of transactions, though it could not generate new digital assets or transactions using such control. Using alternate blocks, the malicious actor could “double-spend” its own digital assets (i.e., spend the same digital assets in more than one transaction) and prevent the confirmation of other users’ transactions for so long as it maintains control. To the extent that such malicious actor or botnet does not yield its majority control of the processing power or the digital asset community does not reject the fraudulent blocks as malicious, reversing any changes made to the blockchain may not be possible. Such changes could adversely affect an investment in us.
The approach towards and possible crossing of the 50% threshold indicate a greater risk that a single mining pool could exert authority over the validation of digital asset transactions. To the extent that the digital assets ecosystems do not act to ensure greater decentralization of digital asset mining processing power, the feasibility of a malicious actor obtaining in excess of 50% of the processing power on any digital asset network (e.g., through control of a large mining pool or through hacking such a mining pool) will increase, which may adversely impact an investment in us.
Cryptocurrencies, including those maintained by or for us, may be exposed to cybersecurity threats and hacks.
As with any computer code generally, flaws in cryptocurrency codes may be exposed by malicious actors. Several errors and defects have been found previously, including those that disabled some functionality for users and exposed users’ information. Exploitation of flaws in the source code that allow malicious actors to take or create money have previously occurred. Despite our efforts and processes to prevent breaches, our devices, as well as our miners, computer systems and those of third parties that we use in our operations, are vulnerable to cybersecurity risks, including cyberattacks such as viruses and worms, phishing attacks, denial-of-service attacks, physical or electronic break-ins, employee theft or misuse, and similar disruptions from unauthorized tampering with our miners and computer systems or those of third parties that we use in our operations. Such events could have a material adverse effect our business, prospects or operations and potentially the value of any Bitcoin that we mine or otherwise acquire or hold for our own account.
Our sponsorship of and investments in a special purpose acquisition company (“SPAC”) may expose us and our funds to increased risks and liabilities.
We sponsor, or facilitate the acquisition of a company by a SPAC. A SPAC is a special purpose vehicle formed for the purpose of raising capital to eventually acquire or merge with an existing business, which results in the existing business becoming the operating business of a public company in an alternative to the traditional initial public offering process. There are a number of risks associated with sponsoring a SPAC, including:
•since a SPAC is raised without a specifically identified acquisition target, it may never, or only after an extended period of time, be able to find and execute a suitable business combination, during which period the sponsor capital invested in or committed to the SPAC will not be available for other uses;
•our investments in a SPAC as its sponsor may be entirely lost if the SPAC does not execute a business combination during the finite permitted time period;
•a SPAC incurs substantial fees, costs and expenses related to their initial public offerings, being public companies and pursuing business combinations (in some cases, regardless of whether, or when, the SPAC ultimately consummates a transaction);

•the use of a SPAC as an investment tool has recently become more widespread, and there remains substantial uncertainty regarding the viability of SPAC investing on a large scale, the supply of desirable transactions relative to the pace at which SPACs are currently being formed, potential litigation risks associated with transactions executed by a SPAC and whether regulatory, tax or other authorities will implement additional or adverse policies relating to, or initiate enforcement actions targeting, a SPAC and SPAC investing; and
•we expect regulatory scrutiny of and enforcement activities directed toward SPACs and other blank check companies to increase. Any losses relating to these developments could have a material adverse effect on our results of operations, financial condition and cash flow, as well as our reputation.
If the SPAC that we sponsor does not complete an initial business combination, our entire investment may be lost (other than with respect to public shares we may acquire in the SPAC).
As part of our sponsorship of a SPAC, we purchased certain private placement warrants and founder shares of such SPAC at the closing of the SPAC’s initial public offering. The private placement warrants and the founder shares, and any additional securities we purchase in the SPAC, will be worthless if the SPAC does not complete an initial business combination. The personal and financial interests of our officers and directors may influence their motivation in identifying and selecting a target business combination, completing an initial business combination and influencing the operation of the business following the initial business combination. In addition, we have made working capital and extension loans directly to the SPAC, which are unlikely to be repaid if the SPAC does not complete an initial business combination. While our SPAC has identified a target and has entered into definitive agreements as such, there is no guarantee that it will close.
Our cash and other sources of liquidity may not be sufficient to fund our operations beyond the next 12 months. We may not be successful in raising additional capital necessary to meet expected increases in working capital needs. If we raise additional funding through sales of equity or equity-based securities, your shares will be diluted. If we need additional funding for operations and we are unable to raise it, we may be forced to liquidate assets and/or curtail or cease operations or seek bankruptcy protection or be subject to an involuntary bankruptcy petition.
Management has projected that cash on hand may not be sufficient to allow us to continue operations beyond the next 12 months based on our hashing rate at December 31, 2022, if we are unable to raise additional funding for operations. We expect our working capital needs to increase in the future as we continue to expand and enhance our operations. Our ability to raise additional funds for working capital through equity or debt financings or other sources may depend on the financial success of our then current business and successful implementation of our key strategic initiatives, financial, economic and market conditions and other factors, some of which are beyond our control. No assurance can be given that we will be successful in raising the required capital at a reasonable cost and at the required times, or at all. Further equity financings may have a dilutive effect on shareholders and any debt financing, if available, may require restrictions to be placed on our future financing and operating activities. If we require additional capital and are unsuccessful in raising that capital, we may not be able to continue our business operations in the cryptocurrency mining industry or we may be unable to advance our growth initiatives, either of which could adversely impact our business, financial condition and results of operations.
Significant changes from our current forecasts, including but not limited to: (i) shortfalls from projected sales levels; (ii) fluctuations in the value of cryptocurrency; (iii) unexpected increases in product costs; (iv) increases in operating costs; and (v) inability to maintain compliance with the requirements of the NASDAQ Capital Market and/or inability to maintain listing with the NASDAQ Capital Market could have a material adverse impact on our ability to access the level of funding necessary to continue our operations at current levels. If any of these events occurs or we are unable to generate sufficient cash from operations or financing sources, we may be forced to liquidate assets where possible and/or curtail, suspend or cease planned programs or operations generally or seek bankruptcy protection or be subject to an involuntary bankruptcy petition, any of, which would have a material adverse effect on our business, results of operations, financial position and liquidity.

These factors, among others, raise substantial doubt that we will be able to continue as a going concern. The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business and do not include any adjustments that might result from the outcome of this uncertainty.
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
A cybersecurity breach into our products could adversely affect our ability to conduct our business, harm our reputation, expose us to significant liability or otherwise damage our financial results.
We have in the past, and expect in the future to be, subject to attempted cybersecurity attacks. A cybersecurity breach could negatively affect our reputation as a trusted provider of storage, and data protection products by adversely impacting the market’s perception of the security of our products and services. Many of our customers and partners store sensitive data on our products, and a cybersecurity breach related to our products could harm our reputation and potentially expose us to significant liability.
We also maintain sensitive data related to our employees, partners and customers, including intellectual property, proprietary business information and personally identifiable information on our own systems. We employ sophisticated security measures; however, we may face threats across our infrastructure including unauthorized access, security breaches and other system disruptions.
It is critical to our business that our employees’, partners’ and customers’ sensitive information remains secure, and that our customers perceive that this information is secure. A cybersecurity breach could result in unauthorized access to, loss of, or unauthorized disclosure of such information. A cybersecurity breach could expose us to litigation, indemnity obligations, government investigations and other possible liabilities. Additionally, a cyber-attack, whether actual or perceived, could result in negative publicity which could harm our reputation and reduce our customers’ confidence in the effectiveness of our solutions, which could materially and adversely affect our business and results of operations. A breach of our security systems could also expose us to increased costs including remediation costs, disruption of operations or increased cybersecurity protection costs that may have a material adverse effect on our business. Although we maintain technology errors and omissions liability insurance, our insurance may not cover potential claims of these types or may not be adequate to indemnify us for liability that may be imposed. Any imposition of liability or litigation costs that are not covered by insurance or that are in excess of our insurance coverage could harm our business.
We have a history of net losses. We may not achieve or maintain profitability.
We have limited non-recurring revenues derived from operations. We have a history of net losses, and we expect to continue to incur net losses and we may not achieve or maintain profitability. We may see continued losses during 2023 and as a result of these and other factors, we may not be able to achieve, sustain or increase profitability in the near future.
We are subject to many risks common to early-stage enterprises, including under-capitalization, cash shortages, limitations with respect to personnel, financial, and other resources, technology, and market acceptance issues. There is no assurance that we will be successful in achieving a return on shareholders’ investment and the likelihood of success must be considered considering our stage of operations.

Our plans for growth of our service and product segment will place demands upon our resources. If we are unsuccessful in achieving our plan for growth, our business could be harmed.
We are pursuing a plan to grow our market for our services and products domestically. The plan will place demands upon managerial, financial, and human resources. Our ability to manage future growth will depend in large part upon several factors, including our ability to rapidly:
•maintain a sales team to keep end-users and channel partners informed regarding the technical features, issues and key selling points of our services and products;
•attract and retain qualified technical personnel in order to continue to develop reliable and flexible products and provide services that respond to evolving customer needs;
•maintain support capacity for end-users as sales increase, so that we can provide post-sales support without diverting resources from product development efforts; and
•expand our internal management and financial controls significantly, so that we can maintain control over our operations and provide support to other functional areas as the number of personnel and size increases.
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
The markets for our products are characterized by rapidly changing technology, evolving industry standards and increasingly sophisticated customer requirements. The introduction of products embodying new technology and the emergence of new industry standards can negatively impact the marketability of our existing products and can exert price pressures on existing products. It is critical to our success that we are able to anticipate and react quickly to changes in technology or in industry standards and to successfully develop, introduce, manufacture and achieve market acceptance of new, enhanced and competitive products on a timely basis and cost-effective basis. We invest resources towards continued innovation; however, there can be no assurance that we will successfully develop new products or enhance and improve our existing products, that new products and enhanced and improved existing products will achieve market acceptance or that the introduction of new products or enhanced existing products by others will not negatively impact us. Our inability to develop products that are competitive in technology and price and that meet end-user needs could have a material adverse effect on our business, financial condition or results of operations.
Development schedules for technology products are inherently uncertain. We may not meet our product development schedules, and development costs could exceed budgeted amounts. Our business, results of operations, financial position and liquidity may be materially and adversely affected if the products or product enhancements that we develop are delayed or not delivered due to developmental problems, quality issues or component shortage problems, or if our products or product enhancements do not achieve market acceptance or are unreliable. We or our competitors will continue to introduce products embodying new technologies, such as new sequential or random-access mass storage devices. In addition, new industry standards may emerge. Such events could render our existing products obsolete or not marketable, which would have a material adverse effect on our business, results of operations, financial position and liquidity.

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
Our revenues and operating results may fluctuate from quarter to quarter and from year to year due to a combination of factors, including, but not limited to:
•competitive conditions in the industry, including strategic initiatives by us or our competitors, new products or services, product or service announcements and changes in pricing policy by us or our competitors;
•varying size, timing and contractual terms of orders for our products, which may delay the recognition of revenue;
•our ability to maintain existing relationships and to create new relationships with channel partners;
•the discretionary nature of purchase and budget cycles of our customers and end-users;
•the length and variability of the sales cycles for our products;
•general weakening of the economy resulting in a decrease in the overall demand for our products and services or otherwise affecting the capital investment levels of businesses with respect to our products or services;
•increases in the cost of, or limitations on, the availability of materials; and
•changes in product mix.
Further, the markets that we serve are subject to market shifts that we may be unable to anticipate. A slowdown in the demand for workstations, mid-range computer systems, networks and servers could have a significant adverse effect on the demand for our products in any given period. In the past, we have experienced delays in the receipt of purchase orders and, on occasion, anticipated purchase orders have been rescheduled or have not materialized due to changes in customer requirements. Our customers may cancel or delay purchase orders for a variety of reasons, including, but not limited to, the rescheduling of new product introductions, changes in our customers’ inventory practices or forecasted demand, general economic conditions affecting our customers’ markets, changes in our pricing or the pricing of our competitors, new product announcements by us or others, quality or reliability problems related to our products, or selection of competitive products as alternate sources of supply.

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
We have relationships with third party resellers, system integrators and enterprise application providers that facilitate our ability to sell and implement our products. These business relationships are important to extend the geographic reach and customer penetration of our sales force and ensure that our products are compatible with customer network infrastructures and with third party products.
We believe that our success depends, in part, on our ability to develop and maintain strategic relationships with resellers, independent software vendors, system integrators, and enterprise application providers. Should any of these third parties go out of business, or choose not to work with us, we may be forced to increase the development of those capabilities internally, incurring significant expense and adversely affecting operating margins. Any of these third parties may develop relationships with other companies, including those that develop and sell products that compete with ours. We could lose sales opportunities if we fail to work effectively with these parties or they choose not to work with us. Most of our distributors and resellers also carry competing product lines that they may promote over our products. A distributor or reseller might not continue to purchase our products or market them effectively, and each determines the type and amount of our products that it will purchase from us and the pricing of the products that it sells to end user customers. Further, the long-term success of any of our distributors or resellers is difficult to predict, and we have no purchase commitments or long-term orders from any of them to assure us of any baseline sales through these channels.
Therefore, the loss of, or deterioration in, our relationship with one or more of our distributors or resellers could negatively affect our operating results. Our operating results could also be adversely affected by a number of factors, including, but not limited to:
•a change in competitive strategy that adversely affects a distributor’s or reseller’s willingness or ability to stock and distribute our products;
•the reduction, delay or cancellation of orders or the return of a significant amount of our products;
•the loss of one or more of our distributors or resellers; and
•any financial difficulties of our distributors or resellers that result in their inability to pay amounts owed to us.

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
In the future, we may continue to pursue acquisitions of assets, products or businesses that we believe are complementary to our existing business and/or to enhance our market position or expand our product portfolio. There is a risk that we will not be able to identify suitable acquisition candidates available for sale at reasonable prices, complete any acquisition, or successfully integrate any acquired product or business into our operations. We are likely to face competition for acquisition candidates from other parties including those that have substantially greater available resources. Acquisitions may involve a number of other risks, including:
•diversion of management’s attention;
•disruption to our ongoing business;
•failure to retain key acquired personnel;
•difficulties in integrating acquired operations, technologies, products or personnel;
•unanticipated expenses, events or circumstances;
•assumption of disclosed and undisclosed liabilities; and
•inappropriate valuation of the acquired in-process research and development, or the entire acquired business.
If we do not successfully address these risks or any other problems encountered in connection with an acquisition, the acquisition could have a material adverse effect on our business, results of operations and financial condition. Further, our success will depend, in part, on the extent to which we are able to integrate acquired companies (and any additional businesses with which we may combine in the future) into a cohesive, efficient enterprise. This integration process may entail significant costs and delays. Our failure to integrate the operations of companies successfully could adversely affect our business, financial condition, results of operations and prospects. To the extent that any acquisition results in additional goodwill, it will reduce our tangible net worth, which might adversely affect our business, financial condition, results of operations and prospects, as well as our credit capacity and if we proceed with an acquisition, our available cash may be used to complete the transaction, diminishing our liquidity and capital resources, or shares may be issued which could cause significant dilution to existing shareholders.
We have implemented cost reduction efforts; however, these efforts may need to be modified, and if we need to implement additional cost reduction efforts it could materially harm our business.
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
As of December 31, 2022, we had in the aggregate 60,000 Series H Preferred Shares outstanding. The conversion of the outstanding Preferred Shares will result in substantial dilution to our common shareholders. Pursuant to our articles of amalgamation, our Board of Directors has the authority to fix and determine the voting rights, rights of redemption and other rights and preferences of preferred stock. The Modified Hertford Agreement also provides for certain resale restrictions applicable to the common shares that are issuable upon the conversion of the remaining Series H Preferred Shares during the two-year period ending on December 31, 2024, which are different from the restrictions contained in the Hertford Agreement, as well, commencing January 1, 2023 and terminating on December 31, 2023, holders of Series H Preferred Shares are permitted to (a) convert Series H Preferred Shares in an aggregate amount up to or equal to 3.0% of the aggregate number of Series H Preferred Shares outstanding on the first day of each such month and (b) sell the resulting number (and no greater number) of such converted common shares within such month. Commencing January 1, 2024 and terminating on December 31, 2024, holders of Series H Preferred Shares are permitted to (a) convert Series H Preferred Shares in an aggregate amount up to or equal to 10.0% of the aggregate number of Series H Preferred Shares outstanding on the first day of each such month and (b) sell the resulting number (and no greater number) of such converted common shares within such month.
On October 1, 2021, we filed articles of amendment to create a series of preferred shares, being, an unlimited number of Series H Preferred Shares and to provide for the rights, privileges, restrictions and conditions attaching thereto. Pursuant to the articles of amendment governing the rights and preferences of outstanding shares of Series H Preferred Shares, each holder of the Series H Preferred Shares, may, subject to prior shareholder approval, convert all or any part of the Series H Preferred Shares provided that after such conversion the common shares issuable, together with all the common shares held by the shareholder in the aggregate would not exceed 9.99% of the total number of our outstanding common shares. Each Series H Preferred Share has a stated value of $1,000 and is convertible into our common shares at a conversion rate equal to one Series H Preferred Share for 1,000 of our common shares. The Series H Preferred Shares are non-voting and do not accrue dividends.
Additionally, as of December 31, 2022 we had warrants outstanding for the purchase of up to 19,783,538 common shares having a weighted-average exercise price of $8.03 per share. The sale of our common shares upon exercise of our outstanding warrants, the conversion of the Preferred Shares into common shares, or the sale of a significant amount of the common shares issued or issuable upon exercise of the warrants in the open market, or the perception that these sales may occur, could cause the market price of our common shares to decline or become highly volatile.
We may issue additional shares or other equity securities without your approval, which would dilute your ownership interest in us and may depress the market price of our common shares.
We may issue additional shares or other equity securities in the future in connection with, among other things, future acquisitions, repayment of outstanding indebtedness or grants without shareholder approval in a number of circumstances. The issuance of additional shares or other equity securities could have one or more of the following effects:
•our existing shareholders’ proportionate ownership interest will decrease;
•the amount of cash available per share, including for payment of dividends in the future, may decrease;
•the relative voting strength of each previously outstanding share may be diminished; and
•the market price of our common shares may decline.

The market price of our common shares is volatile and may become worthless.
The market price for common shares may be volatile and subject to wide fluctuations in response to numerous factors, many of which are beyond our control, including the following:
•price and volume fluctuations in the overall stock market and of bitcoin mining stocks from time to time;
•future capital raising activities;
•sales of common shares by holders thereof or by us;
•changes in financial estimates by securities analysts who follow us, or our failure to meet these estimates or the expectations of investors;
•the financial projections we may provide to the public, any changes in those projections or our failure to meet those projections;
•market acceptance of our products and technologies;
•rumors and market speculation involving us or other companies in our industry;
•actual or anticipated changes in our operating results or fluctuations in our operating results;
•actual or anticipated developments in our business, our competitors’ businesses or the competitive landscape generally;
•litigation involving us, our industry or both, or investigations by regulators into our operations or those of our competitors;
•developments or disputes concerning our intellectual property or other proprietary rights;
•announced or completed acquisitions of businesses or technologies by us or our competitors;
•new laws or regulations or new interpretations of existing laws or regulations applicable to us and our business;
•any significant change in our executive officers and other key personnel or Board of Directors;
•release of transfer restrictions on certain outstanding common shares; and
•fluctuating or anticipated changes in power markets.
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

If our performance does not meet market expectations, the price of our common shares may decline.
If our performance does not meet market expectations, the price of our common shares may decline. The market value of our common shares may vary significantly from the price of our common shares on the date of this Annual Report.
In addition, fluctuations in the price of our common shares could contribute to the loss of all or part of your investment. Any of the factors listed below could have a material adverse effect on your investment in our common shares and our common shares may trade at prices significantly below the price you paid for them. Factors affecting the trading price of our common shares may include:
•actual or anticipated fluctuations in our financial results or the financial results of companies perceived to be similar to it;
•changes in the market’s expectations about our operating results;
•success of competitors;
•our operating results failing to meet market expectations in a particular period;
•changes in financial estimates and recommendations by securities analysts concerning us;
•operating and share price performance of other companies that investors deem comparable to us;
•our ability to market new and enhanced products on a timely basis;
•changes in laws and regulations affecting our business;
•commencement of, or involvement in, litigation involving us;
•changes in our capital structure, such as future issuances of securities or the incurrence of debt;
•the volume of our shares available for public sale;
•any significant change in our board or management;
•sales of substantial amounts of shares by our directors, executive officers or significant shareholders or the perception that such sales could occur; and
•general economic and political conditions such as recessions, interest rates, fuel prices, international currency fluctuations and acts of war or terrorism.
Broad market and industry factors may depress the market price of our common shares irrespective of our operating performance. The stock market in general and Nasdaq have experienced price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of the particular companies affected. The trading prices and valuations of these stocks, and of our securities, may not be predictable. A loss of investor confidence in the market for technology, bitcoin mining or sustainability-related stocks or the stocks of other companies that investors perceive to be similar to us could depress our share price regardless of our business, prospects, financial conditions or results of operations. A decline in the market price of our common shares also could adversely affect our ability to issue additional securities and our ability to obtain additional financing in the future.
We may be subject to securities litigation, which is expensive and could divert management attention.
Our share price may be volatile and, in the past, companies that have experienced volatility in the market price of their shares have been subject to securities class action litigation. We may be the target of this type of litigation in the future. Litigation of this type could result in substantial costs and diversion of management’s attention and resources, which could have a material adverse effect on our business, financial condition, results of operations and prospects. Any adverse determination in litigation could also subject us to significant liabilities.

We will continue to incur substantial costs and obligations as a result of being a public company.
As a publicly-traded company, we will continue to incur significant legal, accounting and other expenses. In addition, new and changing laws, regulations and standards relating to corporate governance and public disclosure for public companies, including the Dodd-Frank Wall Street Reform and Consumer Protection Act, the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”), regulations related thereto and the rules and regulations of the United States Securities and Exchange Commission (“SEC”) and Nasdaq, have increased the costs and the time that must be devoted to compliance matters. We expect these rules and regulations will increase our legal and financial costs and lead to a diversion of management time and attention from revenue-generating activities.
We must comply with the financial reporting requirements of a public company, as well as other requirements associated with being listed on NASDAQ.
We are subject to reporting and other obligations under applicable Canadian securities laws, SEC rules and the rules of the NASDAQ Capital Market. These reporting and other obligations, including National Instrument 52-102 - Continuous Disclosure Obligations and National Instrument 52-109 - Certification of Disclosure in Issuers’ Annual and Interim Filings, place significant demands on our management, administrative, operational and accounting resources. Moreover, any failure to maintain effective internal controls could cause us to fail to meet our reporting obligations or result in material misstatements in our consolidated financial statements. If we cannot provide reliable financial reports or prevent fraud, our reputation and operating results could be materially harmed, which could also cause investors to lose confidence in our reported financial information, which could result in a lower trading price of our common shares.
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
There is also an ongoing risk that we may be treated as a Passive Foreign Investment Company (“PFIC”), for U.S. federal income tax purposes. A non-U.S. corporation generally will be considered to be a PFIC for any taxable year in which 75% or more of its gross income is passive income, or 50% or more of the average value of its assets are considered “passive assets” (generally, assets that generate passive income). This determination is highly factual, and will depend upon, among other things, our market valuation and future financial performance. Based on current business plans and financial expectations, we expect that we will not be a PFIC for our tax years ended December 31, 2022 and 2021, and based on current business plans and financial expectations, we expect that we will not be a PFIC for our current tax year ending December 31, 2023 or for the foreseeable future. If we were to be classified as a PFIC for any future taxable year, holders of our common shares who are U.S. taxpayers would be subject to adverse U.S. federal income tax consequences.
Certain of our directors, officers and management could be in a position of conflict of interest.
Certain of our directors, officers and members of management may also serve as directors and/or officers of other companies. We may contract with such directors, officers, members of management and such other companies or with affiliated parties or other companies in which such directors, officers or members of management own or control. These persons may obtain compensation and other benefits in transactions relating to us. Consequently, there exists the possibility for such directors, officers and members of management to be in a position of conflict.

Future sales of common shares by directors, officers and other shareholders could adversely affect the prevailing market price for common shares.
Subject to compliance with applicable securities laws, officers, directors and other shareholders and their respective affiliates may sell some or all of their common shares in the future. No prediction can be made as to the effect, if any, such future sales will have on the market price of the common shares prevailing from time to time. However, the future sale of a substantial number of common shares by our officers, directors and other shareholders and their respective affiliates, or the perception that such sales could occur, could adversely affect prevailing market prices for the common shares.
We may issue an unlimited number of common shares. Future sales of common shares will dilute your shares.
Our articles permit the issuance of an unlimited number of common shares, and shareholders will have no preemptive rights in connection with such further issuances. Our directors have the discretion to determine the price and the terms of issue of further issuances of common shares in accordance with applicable laws.
Item 1B. Unresolved Staff Comments
None.
Item 2. Properties
In January 2022, we entered into a lease agreement for administrative offices and research facilities located in Waxahachie, Texas (the “Waxahachie Lease”) for approximately 3,600 square feet and a term of five years. Occupancy was established in the fourth quarter of 2022.
In July 2022, we entered into a lease agreement for administrative offices located in Greenwich, Connecticut (the “Greenwich Lease”) for approximately 4,200 square feet. The Greenwich Lease began July 11, 2022, has a term of 12 months, without a renewal option.
We believe our facilities are adequate for our current and near-term needs.
Item 3. Legal Proceedings
None.
Item 4. Mine Safety Disclosures
Not applicable.

PART II
Item 5. Market For Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Our common shares are listed on the NASDAQ Capital Market under the symbol “ANY”. As of March 22, 2023, we had approximately 36 shareholders of record and beneficial owners of our common shares.
Dividends
We have not declared or paid any dividends on our common shares to date. Our current intention is to retain any future earnings to support the development of the business of Sphere 3D and we do not anticipate paying cash dividends in the foreseeable future. Payment of any future dividends will be at the discretion of the Board of Directors of Sphere 3D after taking into account various factors, including but not limited to the financial condition, operating results, cash needs, growth plans and the terms of any credit agreements that Sphere 3D may be a party to at the time. Accordingly, investors must rely on sales of their Sphere 3D common shares after price appreciation, which may never occur, as the only way to realize a return on their investment.
Recent Sales of Unregistered Securities
Not applicable.
Item 6. [Reserved]
Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis should be read in conjunction with our consolidated financial statements and notes included in the Annual Report on Form 10-K. In addition to historical information, the following discussion contains forward-looking statements that are subject to risks and uncertainties. Actual results may differ substantially from those referred to herein due to a number of factors, including but not limited to risks described in Part I, Item 1A. Risks Factors, and elsewhere in this Annual Report. References to “Notes” are Notes included in our Notes to Consolidated Financial Statements.
Overview
In 2022, we commenced operations of our digital mining operation and are dedicated to becoming a leading carbon-neutral Bitcoin mining company. We are establishing an enterprise-scale mining operation through procurement of next-generation mining equipment and partnering with experienced service providers. In addition to digital mining, we deliver data management and desktop and application virtualization solutions through hybrid cloud, cloud and on premise implementations by its reseller network. We achieve this through a combination of containerized applications, virtual desktops, virtual storage and physical hyper-converged platforms. Our products allow organizations to deploy a combination of public, private or hybrid cloud strategies while backing them up with the latest storage solutions.
2022 and Recent Key Events
•In the first quarter of 2023, pursuant to the Modified Hertford Agreement, we issued 5,239,000 common shares for the conversion of 5,239 Series H Preferred Shares.
•In the first quarter of 2023, we sold 2,066 miners for cash proceeds of $3.1 million.
•On November 29, 2022, MEOA held a special meeting of stockholders (the “MEOA Meeting”). At the MEOA Meeting, MEOA’s stockholders approved an Extension Amendment to MEOA’s amended and restated certificate of incorporation to extend the date by which MEOA must consummate its initial business combination from November 30, 2022 to May 30, 2023, or such earlier date as determined by MEOA’s board of directors. In connection with the MEOA Meeting, the holders of MEOA’s shares of its Class A common stock exercised their right to redeem such shares for a pro rata portion of the funds in the trust account. After giving effect to the redemption MEOA’s public shares, on November 30, 2022, the Company owned a controlling interest of MEOA and since such time MEOA has been recorded on a consolidated basis.
•On November 7, 2022, we entered into an agreement with Hertford Advisors Ltd. (“Hertford”) modifying the number of outstanding Series H Preferred Shares held by Hertford (the “Modified Hertford Agreement”). Pursuant to the Modified Hertford Agreement, the Company cancelled 36,000 Series H Preferred Shares, representing 37.5% of the outstanding Series H Preferred Shares, without payment of any cash consideration. Each Series H Preferred Share is convertible into 1,000 common shares. Hertford will retain 60,000 Series H Preferred Shares, which are non-voting and do not accrue dividends. At our Annual General Meeting held December 20, 2022, shareholders’ approved the conversion of the remaining 60,000 Series H Preferred Shares, subject to the terms and conditions contained in the Company’s Articles of Incorporation. The Modified Hertford Agreement also provides for certain resale restrictions applicable to the common shares that are issuable upon the conversion of the remaining Series H Preferred Shares during the two-year period ending on December 31, 2024, which are different from the restrictions contained in the Hertford Agreement.
•On October 31, 2022, we filed an arbitration request against Core Scientific, Inc. (“Core Scientific”) regarding the digital mining hosting sub-license agreement assigned to us on October 5, 2021. We have requested that certain advanced deposits paid be refunded back to us as a result of the modification to our BitFuFu machine purchase agreement. In December 2022, Core Scientific filed for Chapter 11 bankruptcy.
•On October 19, 2022, we entered into an amendment to our BitFuFu Agreement. The amended agreement stated no additional payments are required to be made by us, and the purchase order was reduced from 60,000 to approximately 17,000 machines and was completed in December 2022.
•In September 2022, Compute North filed for Chapter 11 bankruptcy. In December 2022, the Compute North MA was assigned to GC Data Center Granbury, LLC (the “GC Data Center MA”) and has a term of five years from such assignment date. A deposit of $0.5 million previously paid to Compute North for the last two months of monthly service fees was remitted to GC Data Center on behalf of the Company and is included in other assets in the consolidated balance sheets at December 31, 2022.
•On July 25, 2022, the Company received a letter from the Nasdaq Listing Qualifications department of The Nasdaq Stock Market LLC notifying the Company that it was not in compliance with the requirement of Nasdaq Marketplace Rule 5550(a)(2) for continued inclusion on the NASDAQ Capital Market as a result of the closing bid price for the Company’s common stock being below $1.00 for 30 consecutive business days. On January 24, 2023, we received notification from Nasdaq indicating that we will have an additional 180-day grace period, or until July 24, 2023, to regain compliance with the Listing Rule's $1.00 minimum bid requirement for at least 10 consecutive business days. This notification has no effect on the listing of the Company’s common shares at this time.
•On February 15, 2022, and subsequently on March 7, 2022, primarily as a result of comments we received from the SEC relating to an amendment to the registration statement on Form F-4 we filed with the SEC on January 4, 2022 in connection with our proposed merger with Gryphon, we retained two independent investment banks to review the terms of the proposed Gryphon merger transaction. The nature of the review was to provide an independent analysis as to whether the consideration to be paid by us in the proposed merger was fair to our stockholders from a financial point of view and to assess the inputs to the financial models that were used to test such fairness. On April 4, 2022, the Merger Agreement was terminated. The Merger Agreement, among other matters, provided that, upon termination of the Merger Agreement, we would forgive all amounts outstanding under the outstanding Promissory Note and Security Agreement as amended with Gryphon (the “Gryphon Note”), and release to Gryphon 850,000 common shares previously deposited into an escrow account for the benefit of Gryphon. As a result of the termination of the Merger Agreement in the second quarter of 2022, we forgave the Gryphon Note which had a balance of $13.1 million and released the 850,000 common shares held in escrow to Gryphon. We will continue our relationship with Gryphon through the Gryphon Master Services Agreement entered into in 2021.

Results of Operations - Comparison of Years Ended December 31, 2022 and 2021
Revenue
We had revenue of $6.1 million during 2022 compared to $3.7 million during 2021. The $2.4 million increase in net revenue is due to the addition of $3.4 million in revenues from our digital mining operation, offset by a decrease of $1.0 million in service and product, primarily due to the sale of our SnapServer product line. The majority of our revenue was derived from digital currency mining and data management services. Income from our mining segment is a result of bitcoin mining activities in the United States. Income from our product and services segment is primarily generated in the United States.
For the years ended December 31, 2022 and 2021, direct cost of revenues were $3.4 million and $1.7 million, respectively, representing an increase of $1.7 million, or 100%, primarily due to the addition of our digital mining operation.
Operating Expenses
Sales and Marketing Expense
Sales and marketing expenses were $1.0 million and $1.3 million for the years ended December 31, 2022 and 2021, respectively. The decrease of $0.3 million was primarily due to decreases in advertising and employee related costs associated with a lower average headcount, and share-based compensation.
Research and Development Expense
Research and development expenses were $0.6 million and $1.0 million for the years ended December 31, 2022 and 2021, respectively. The decrease of $0.4 million was primarily due to a decrease in employee and related expenses associated with a lower average headcount.
General and Administrative Expense
General and administrative expenses were $24.1 million and $12.9 million for the years ended December 31, 2022 and 2021, respectively. The increase of $11.2 million was primarily due to increases of $8.2 million in share-based compensation primarily related to awards granted to a former executive and certain current executives, $4.5 million primarily related to professional services associated with our expansion into the digital mining industry, $0.9 million of additional insurance cost primarily related to our director and officers’ insurance, $0.6 million in employee and related expenses primarily associated with a higher average headcount and an executive bonus, $0.4 million of costs primarily related to our transaction with Gryphon which was terminated on April 4, 2022, and $0.3 million of costs related to audit services. These increases were offset by decreases of $2.0 million for legal expenses primarily related to a prior year legal settlement expense not recurring, $1.4 million for a fair value adjustment for a Bitcoin liability subsequently forgiven, and $0.3 million for public relations.
Depreciation and Amortization Expense
Depreciation and amortization expense was $28.3 million and $5.7 million for the years ended December 31, 2022 and 2021, respectively. The increase of $22.6 million was primarily due to amortization related to our intangible asset for costs directly related to the acquisition of digital mining machines and depreciation of digital mining machines.
Impairment of Mining Equipment
For the year ended December 31, 2022, adverse changes in the business climate, including the decline in the price of Bitcoin and two vendor bankruptcy filings, indicated that an impairment triggering event occurred, and it was determined the carrying value of mining equipment exceeded its estimated fair value. In measuring fair value, we used a weighted probability of the income and market approaches. We compared the indicated fair value to the carrying value of our mining equipment assets, and as a result of the analysis, an impairment charge of $75.9 million was recorded for the year ended December 31, 2022.

Provision for Losses on Deposits Due to Vendor Bankruptcy Filings
For the year ended December 31, 2022, primarily as a result of two vendors filing for Chapter 11 bankruptcy, we made provisions of $16.1 million on our previously made deposits to the two such digital mining hosting vendors.
Impairment of Acquired Intangible Assets and Goodwill
Impairment of goodwill and acquired intangible assets were $13.2 million and $0.8 million for the years ended December 31, 2022 and 2021, respectively. For the year ended December 31, 2022, adverse changes in the business climate, including the decline in the price of Bitcoin and two of our vendors, Core Scientific and Compute North filing for bankruptcy, indicated that an impairment triggering event occurred, and we determined the carrying value of finite-lived intangible assets exceeded its estimated fair value. In measuring fair value, we used a weighted income and market approach. We compared the indicated fair value to the carrying value of its finite-lived assets, and as a result of the analysis, an impairment charge of $13.2 million was recorded for supplier agreements for the year ended December 31, 2022.
For the year ended December 31, 2021, primarily as a result of the disposal of our SnapServer® product line, it was determined the carrying value of finite-lived intangible assets exceeded its estimated fair value. In measuring fair value, we used an excess of earnings approach. We compared the indicated fair value to the carrying value of our finite-lived assets, and as a result of the analysis, an impairment charge of $298,000 was recorded for developed technology for the year ended December 31, 2021.
In October 2021, we disposed of our SnapServer® product line and removed the related goodwill of $863,000 and is included in the net gain on sale of the asset. For the year ended December 31, 2021, we performed qualitative impairment evaluations on our remaining goodwill and determined that there were indications that the goodwill was impaired and recorded an impairment charge of $522,000.
Impairment of Digital Assets
Impairment of digital assets was $1.1 million and nil for the years ended December 31, 2022 and 2021, respectively. The increase of $1.1 million was due to impairment losses recognized on our digital assets.
Non-Operating Expenses
Impairment of Investments
Impairment of investments was $14.5 million and nil for the years ended December 31, 2022 and 2021, respectively. The increase of $14.5 million was due to a $12.4 million impairment loss recognized on our Filecoiner investments, and $2.1 million impairment loss recognized on our Silicon Valley Technology Partners Preferred Shares. The fair value of the Filecoiner investments was impacted by the decrease in the price of Filecoin since the time of the investments resulting in an impairment.
Forgiveness of Note Receivable
Forgiveness of note receivable was $13.1 million and nil for the years ended December 31, 2022 and 2021, respectively. The increase of $13.1 million was due to the forgiveness of our note receivable, including accrued interest, with Gryphon which occurred when the Merger Agreement with Gryphon was terminated by us on April 4, 2022.
Provision for Losses on Deposit for Mining Equipment
Provision for deposit on mining equipment was $10.0 million and nil for the years ended December 31, 2022 and 2021, respectively. The increase of $10.0 million was due to a provision made for the deposit we made to NuMiner Global, Inc. (“NuMiner”) for the purchase of mining machines. During the second quarter of 2022, we requested the return of the deposit when the purchase agreement was cancelled due to NuMiner not delivering mining machines according to the agreement terms.

Interest Expense
Interest expense was nil and $0.5 million for the years ended December 31, 2022 and 2021, respectively. The decrease of $0.5 million was related to the settlement of all outstanding debt in 2021, primarily our Oasis debt and related interest expense and debt costs. We have no outstanding debt at December 31, 2022.
Interest Income and Other, Net
Interest income and other, net, was $2.6 million and $2.9 million for the years ended December 31, 2022 and 2021, respectively. In 2022, we recognized a gain on forgiveness of liabilities of $2.1 million and interest income of $0.6 million from our notes receivable. In 2021, we sold our SnapServer® product line and recorded a gain on the sale of the assets of $5.0 million, in addition, we recognized a gain on the forgiveness of PPP Funds of $1.1 million, including accrued interest, $0.6 million in interest income from notes receivable, and $0.2 million gain on forgiveness of liabilities for settlement of legal fees; offset by warrants issued with a fair value of $2.8 million in consideration for Westworld waiving its rights to consent to any and all past, present and future additional financings by us, $0.7 million penalty fee related to the Series E Preferred for the failure to file a timely registration statement required under the securities purchase agreement and $0.6 million of fees paid to Maxim for penalties related to our fund raises in July and August of 2021.
Liquidity and Capital Resources
We have recurring losses from operations. Our primary source of cash flow is generated from digital mining revenue and service revenue. We have financed our operations through proceeds from the issuance of public and private equity securities. At December 31, 2022, we had cash and cash equivalents from continuing operations of $1.3 million compared to $54.4 million at December 31, 2021. The decrease in cash and cash equivalents is related primarily to payments for mining equipment and prepayments for power and hosting for our digital mining operation. As of December 31, 2022, we had working capital of $4.1 million, reflecting a decrease in current assets of $68.1 million and an increase in current liabilities of $1.0 million compared to December 31, 2021. The decrease in current assets was primarily related to cash outflows for operations, mining equipment and hosting services, as well a $16.1 million provision on two vendor deposits for prepaid hosting services as a result of two vendors filing for Chapter 11 bankruptcy in 2022. The increase in current liabilities was primarily related to an increase in accrued payroll and employee compensation and liabilities and an advance of funds from our SPAC’s identified target for its business combination. Cash management continues to be a top priority. We may incur negative operating cash flows as we work to maintain and increase our digital mining revenue, product sales volume, and maintain operational efficiencies.
Management has projected that cash on hand may not be sufficient to allow us to continue operations beyond the next 12 months based on our hashing rate at December 31, 2022, if we are unable to raise additional funding for operations. We expect our working capital needs to increase in the future as we continue to expand and enhance our operations. Our ability to raise additional funds for working capital through equity or debt financings or other sources may depend on the financial success of our then current business and successful implementation of our key strategic initiatives, financial, economic and market conditions and other factors, some of which are beyond our control. No assurance can be given that we will be successful in raising the required capital at a reasonable cost and at the required times, or at all. Further equity financings may have a dilutive effect on shareholders and any debt financing, if available, may require restrictions to be placed on our future financing and operating activities. If we require additional capital and are unsuccessful in raising that capital, we may not be able to continue our business operations in the cryptocurrency mining industry or we may be unable to advance our growth initiatives, either of which could adversely impact our business, financial condition and results of operations.
Significant changes from our current forecasts, including but not limited to: (i) shortfalls from projected sales levels; (ii) fluctuations in the value of cryptocurrency; (iii) unexpected increases in product costs; (iv) increases in operating costs; and (v) inability to maintain compliance with the requirements of the NASDAQ Capital Market and/or inability to maintain listing with the NASDAQ Capital Market could have a material adverse impact on our ability to access the level of funding necessary to continue our operations at current levels. If any of these events occurs or we are unable to generate sufficient cash from operations or financing sources, we may be forced to liquidate assets where possible and/or curtail, suspend or cease planned programs or operations generally or seek bankruptcy protection or be subject to an involuntary bankruptcy petition, any of, which would have a material adverse effect on our business, results of operations, financial position and liquidity.
On November 30, 2022, after giving effect to the redemption of certain public redeemable shares of MEOA, our subsidiary owns a controlling interest of MEOA and it has been consolidated. The following table shows a summary of our cash flows (used in) provided by operating activities, investing activities and financing activities, including MEOA beginning November 30, 2022 (in thousands):

	Year Ended December 31,
	2022	2021
Net cash used in operating activities	$(30,771)	$(28,518)
Net cash used in investing activities	$(22,041)	$(122,693)
Net cash provided by financing activities	$—	$205,105
Net cash used in operating activities. The use of cash during 2022 was primarily a result of our net loss of $192.9 million, offset by $180.1 million in non-cash items, which primarily included impairments on mining equipment and intangibles, a provision for losses on deposits made due to vendor bankruptcy filings, forgiveness of a note receivable, impairment of investments, provision for losses on deposit for mining equipment, amortization of intangible assets, depreciation, share-based compensation expense, gain of forgiveness of liabilities, change in fair value of crypto asset payable, change in fair value of warrant liabilities, and impairment of digital assets. During the year ended December 31, 2022, we paid $16.5 million for prepayments for our digital asset hosting agreements.
Net cash used in investing activities. During 2022, we paid $17.6 million towards digital asset mining machines and shipping costs, we entered into promissory notes receivable with Gryphon and MEOA for $2.5 million and $1.8 million, respectively, and we purchased $0.3 million of carbon credits for future use. The Gryphon note receivable was forgiven on April 4, 2022 upon termination of the Merger Agreement with Gryphon. During 2021, we paid a $92.0 million down payment to BitFuFu for a deposit towards cryptocurrency machines for which delivery began in January 2022, paid a $10.0 million refundable deposit to NuMiner with the intent to enter into an agreement with NuMiner to purchase 60,000 units of new NM440 Machines for the purpose of cryptocurrency mining, purchased 1,500,000 shares of common stock of Filecoiner, Inc., a private company, of $6.0 million, and paid $5.4 million for the purchase of private placement warrants of the SPAC we are sponsoring.
Net cash provided by financing activities. During 2021, we received $196.6 million from the issuance of common shares and exercise of warrants, $9.6 million from the issuance of preferred shares, and $0.3 million from the exercise of stock options; offset by $1.1 million of payments for notes payable and $0.2 million of payments for preferred share dividends.
Off-Balance Sheet Information
During the ordinary course of business, we may provide standby letters of credit to third parties as required for certain transactions initiated by us. We have one standby letter of credit to be used for the bond necessary for us to receive mining machines. As of December 31, 2022, there was restricted cash of $0.2 million pledged as collateral for the standby letter of credit.

Critical Accounting Estimates
The discussion and analysis of our financial position and results of operations are based on our consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles, or U.S. GAAP. The preparation of our consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. We review our estimates on an ongoing basis. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results may differ from these estimates under different assumptions or conditions. We believe the most significant accounting estimates inherent in the preparation of our consolidated financial statements include estimates associated with the impairment analysis of long-lived assets. Our significant accounting policies are outlined in Note 2 to the Consolidated Financial Statements included in this Annual Report on Form 10-K.
Long-lived Assets
We estimate the fair value of long-lived assets that have finite useful lives whenever an event or change in circumstances indicates that the carrying value of the asset may not be recoverable. We test for potential impairment of other intangible assets that have indefinite useful lives annually or whenever indicators of impairment arise. Significant estimates and assumptions used in estimating the fair value of the long-lived assets. A change in any of the estimates and assumptions used may result an impairment charge in our consolidated statement of operations.
Recent Accounting Pronouncements
Refer to Note 2, Significant Accounting Policies, of our consolidated financial statements for a discussion of recent accounting pronouncements and their effect, if any, on us.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide the information required by this Item.
Item 8. Financial Statements and Supplementary Data
Our consolidated financial statements and supplementary data required by this item are set forth at the pages indicated in Item 15(a)(1) and 15(a)(2), respectively.
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
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
Based on our evaluation under the framework in Internal Control-Integrated Framework, our Chief Executive Officer and Chief Financial Officer concluded that our internal control over financial reporting was effective as of December 31, 2022. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. In addition, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions and that the degree of compliance with the policies or procedures may deteriorate.
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
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the year ended December 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information
None.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
The following table sets forth information with respect to each of our directors and officers.

Name	Age	Director Since	Position with Sphere 3D
David Danziger(1)(2)	66	December 20, 2022	Director
Timothy Hanley(1)(2)(4)	66	May 31, 2022	Director
Susan S. Harnett(1)(2)(3)(4)	66	November 11, 2022	Director
Vivekanand Mahadevan(1)(3)(4)	69	December 1, 2014	Director
Duncan J. McEwan(1)(3)(4)	69	May 10, 2017	Chairman and Director
Patricia Trompeter	55	April 21, 2021	Chief Executive Officer and Director
Kurt L. Kalbfleisch	57	N/A	Senior Vice President and Chief Financial Officer
Joseph O’Daniel	52	N/A	President
_______________
(1)Independent director.
(2)Member of Audit Committee.
(3)Member of Compensation Committee.
(4)Member of the Nominating and Governance Committee.
David Danziger has served as a Partner and Senior Vice President of Assurance at MNP LLP, a chartered professional accounting and business advisory firm, since 2013. Previously, Mr. Danziger was a Senior Partner at MSCM LLP, a full-service audit and accounting firm, from 2008 to 2013. Earlier in his career, Mr. Danziger served for over 20 years as a senior partner of Danziger Hochman Partners LLP, an accounting and audit firm that served private and public companies in Canada and the United States. Mr. Danziger has served on the board of directors of Euro Sun Mining Inc. (TSX: ESM), a development stage mining company since 2010. Previously, Mr. Danziger served on various public board of directors, including Li-Metal Corp. (TSXV: LIM) (formally known as Eurotin Inc. (TSXV: TIN)), a battery metal company, from 2009 to October 2021, The Intertain Group Limited (formerly TSX: ITX), an online gaming holding company, from 2011 to January 2020, Gamesys PLC (LSE: GSY) (formally known as Jackpotjoy PLC (LSE: JPJ)), an online gaming operator, from January 2017 to June 2019, Integrity Gaming Corp. (formerly TSXV: IGAM) (now known as Integrity Gaming ULC), a company which focuses on leasing and financing gaming machines, from 2015 to February 2019, Aumento Capital IX Corp. (formerly TSXV: AUIX.P) (now known as Pluribus Technologies Corp. (TSXV: PLRB)), a technology company, from May 2021 to January 2022, Universal Ibogaine Inc. (TSXV: IBO), a life sciences company, from October 2021 to June 2022, Eddy Smart Home Solutions Ltd. (TSXV: EDY), a home improvement company, from February 2021 to January 2022, Era Resources Inc. (TSXV: ERA), a mineral exploration company, from 2014 to June 2017, Aumento Capital V Corp. (formerly TSXV: AMN.P) (now known as Entourage Health Corp. (TSXV: ENTG)), a cannabis production and distribution company, from 2014 to December 2017, Skylight Health Group Inc. (TSXV: SLHG) (formally known as CB2 Insights Inc. (CSE: CBII)), a healthcare services company, from February 2019 to January 2020, Aumento Capital VI Corp. (formerly TSXV: AUO.P) (now known as CryptoStar Inc. (TSXV: CSTR)), a cryptocurrency mining company, from January 2017 to September 2018, and Aumento Capital VII Corp. (formerly TSXC: AUOC.P) (now known as Emerge Commerce Ltd. (TSXV: ECOM)), an acquirer and operator of e-commerce brands, from February 2018 to May 2020. Mr. Danziger is a Chartered Professional Accountant. Mr. Danziger holds a Bachelor of Commerce degree in Economics and Finance from the University of Toronto.

Timothy Hanley has served as the Acting Keyes Dean for the College of Business at Marquette University since March 2020. From May 2002 to May 2019, Mr. Hanley worked at Deloitte & Touche LLP (“Deloitte”), where he retired as a Senior Partner. During his 17 years at Deloitte, Mr. Hanley led the firm's Global Consumer and Industrial Products practice, which he helped grow to more than $14 billion in annual revenue. While at Deloitte, Mr. Hanley served in multiple leadership roles, including the U.S. Vice Chairman and Process and Industrial Products Leader. Since June 2019, Mr. Hanley has been an advisor to Deloitte helping them build a leadership development program in Asia. Mr. Hanley began his career at Arthur Andersen in 1978 and served as an audit partner for large manufacturers. Mr. Hanley served as a board member of the National Association of Manufacturers and regularly advises privately held companies in the consumer products, retail, and distribution industries. Mr. Hanley is a seasoned global executive with experience consulting with manufacturers regarding digital transformation, organizational strategy development and execution, acquisitions, and market development. Mr. Hanley is a qualified financial expert and has significant experience in the board room and working with audit committees. Mr. Hanley holds a Bachelor of Science degree in Accounting from Marquette University.
Susan S. Harnett has been a senior advisor to digital startups and mentor at New York’s FinTech Innovation Lab since 2015. Ms. Harnett is a founding limited partner in How Women Invest, and a member of the Executive Board of How Women Lead, organizations committed to increasing venture funding to women led companies since November 2022. Ms. Harnett serves as a member of the board of directors of OFG Bancorp. (NYSE: OFG), a financial holding company based in San Juan, Puerto Rico, since June 2019, serving on the Business Risk and Compliance Committee, Chair of the Nomination and Governance Committee, and served on the Audit Committee until April 2021. Ms. Harnett is also a current member of the board of directors of Life Storage, Inc. (NYSE: LSI), serving on its Audit and Risk Management and Compensation and Human Capital Committees since February 2021. In April 2021, Ms. Harnett joined the board of GoalSetter as the Astia Venture Capital Representative. Ms. Harnett recently joined the board of American Enterprise Group, a mutual insurance company, where she sits on the audit committee. From 2012 to 2015, Ms. Harnett was Chief Operating Officer of North America for QBE Insurance Group Limited (“QBE Insurance”), an international insurer and reinsurer. From 2001 to 2012, Ms. Harnett held several key positions at Citigroup Inc. (“Citi”), a multinational investment bank and financial services company in domestic, international and global roles. The last three positions during her tenure with Citi included President of Local Consumer Lending (2011-2012), Head of Global Business Performance (2008-2011) and CEO of Citibank Germany (2004-2007). Ms. Harnett also served on the Board of Directors and on the Audit Committee of First Niagara Financial Group, a $40 billion in assets publicly traded bank, from 2015 until its acquisition by KeyCorp (NYSE:KEY) in 2016. Ms. Harnett has also served on the boards of QBE Insurance, CitiFinancial, and Visa Canada. Ms. Harnett was Chair of Citi’s management board in Germany and of the Global Perspectives Advisory Group of Marquette University’s College of Business. Ms. Harnett is a Certified Corporate Director by National Association of Corporate Directors (NACD) and a Certified Risk Director from the DCRO Institute. Ms. Harnett holds a Bachelor's degree from Marquette University and an Executive Master of Business Administration degree from Northwestern University's Kellogg Graduate School of Management.
Vivekanand Mahadevan has been the Chief Executive Officer of Buurst, Inc., a data performance company, since November 2020. Mr. Mahadevan has also been the Chief Executive Officer of Dev Solutions, Inc., a consulting firm that helps technology startups build next-generation market leaders in data analytics, security, storage and cloud markets since 2012. Mr. Mahadevan was the Chief Strategy Officer for NetApp, Inc., a supplier of enterprise storage and data management software and hardware products and services, from 2010 until 2012. Prior to that time Mr. Mahadevan served as Vice President of Marketing for LSI Corporation, an electronics company that designs semiconductors and software that accelerate storage and networking, from 2009 to 2010. Prior to LSI Corporation, he was Chief Executive Officer of Deeya Energy, Inc., and has also held senior management positions with leading storage and systems management companies including BMC Software, Compaq, Ivita, and Maxxan Systems. Mr. Mahadevan previously served as a member of the board of directors of Violin Memory, Inc. Mr. Mahadevan holds a Master of Business Administration in Marketing and Master of Science degree in Engineering from the University of Iowa as well as a degree in Mechanical Engineering from the Indian Institute of Technology.

Duncan J. McEwan is a corporate director, and former President of Diligent Inc., a consulting company he founded in 1991 specializing in M&A and strategic advice for technology-based clients. Mr. McEwan was Executive Vice President and Chief Strategy Officer of Call-Net Enterprises Inc., a provider of long-distance telephone services until it merged into Rogers Communication Inc. (2004-2005); President and Chief Operating Officer of Sprint Canada Inc., an integrated, national telecommunications provider (2001-2004); Chief Executive Officer of Northpoint Canada Communications, a provider of high-speed data and Internet (DSL) lines (2000-2001); Vice President of Business Development of Canadian Satellite Communications (“Cancom”) (1996-1998); and President and Chief Executive Officer of Cancom (1998-2000). Mr. McEwan was Chairman of the Board of Geminare Incorporated, a business continuity and cloud-based software systems provider, from 2010 until October 2021 when the company was sold and has previously served on a number of other public and private company boards. Mr. McEwan holds a Bachelor of Science degree in Zoology from the University of Toronto.
Patricia Trompeter has served as our Chief Executive Officer since April 5, 2022. Ms. Trompeter has been the Chairman of the Board of Parsec Capital Acquisition Corp. (NASDAQ: PCXCU), a special purpose acquisition company (“Parsec”), since February 2021 and was Chief Executive Officer of Parsec from February 2021 until June 2022. Ms. Trompeter was formerly the Chief Executive Officer of Fact, Inc (OTC: FCTI), a fine art and collectible authentication technology company, from March 2021 to March 2022, a Director since October 2020 and Chief Operating Officer and Chief Financial Officer from November 2020 to February 2021. Ms. Trompeter was the Chief Executive Officer of Astro Aerospace Ltd. (OTC: ASDN), an electric vertical take-off and landing (“eVTOL”) investment and technology company, from June 2021 until June 2022 and a Director from March 2021 to March 2022. Ms. Trompeter is the Founder of Ceres Capital Holdings, a position she has held since October 2020. Ms. Trompeter is a Co-Founder and was Chief Operating Officer of Webbs Hill Partners, LLP, an independent investment and advisory firm growing innovative technologies in emerging markets, from January 2018 to June 2021. Ms. Trompeter was a director of 7MB Holdings LLC from May 2018 to June 2022. Between December 2016 and January 2018, Ms. Trompeter, took a short break from her work to attend to family matters. Ms. Trompeter has over 17 years of experience in mergers and acquisitions, acquisition integration, corporate strategy development, finance and acquisition, business operations, and financial management. Ms. Trompeter has held several key executive roles at GE Capital, including Chief Financial Officer, and serves as a mentor for minority female-owned businesses. Ms. Trompeter holds a Bachelor of Science degree in Business Administration, with majors in Finance and Economics from Marquette University.
Kurt L. Kalbfleisch has served as our Senior Vice President, Chief Financial Officer and Secretary since December 1, 2014. Mr. Kalbfleisch also served as Chief Financial Officer of Overland Storage, Inc. (“Overland”) since February 2008 until his resignation from Overland on July 19, 2022. Previously, Mr. Kalbfleisch served in various other roles at Overland since July 2007, including Senior Vice President, Secretary and Vice President of Finance. Prior to joining Overland, he was a manufacturing budget analyst for McDonnell Douglas Corp. Mr. Kalbfleisch also served on the board of Paladin Group. Mr. Kalbfleisch holds a Bachelor of Arts in Business from Point Loma Nazarene University and a Master of Business Administration from the University of San Diego.
Joseph L. O’Daniel has served as our President since November 14, 2018. He previously served as President and Chief Executive Officer of Unified ConneXions, Inc. from 2001 and as founder of HVE ConneXions, LLC from April 2013 until their acquisitions by us in January 2017. Mr. O’Daniel has over 20 years of experience in the virtualization and technology industry and has extensive experience in executive leadership positions.
Code of Ethics
We have adopted a code of ethics that applies to the registrant’s principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. Such code is posted on our website and is available at www.sphere3d.com.

Audit Committee
The Audit Committee assists the Board in fulfilling its oversight responsibilities by overseeing the accounting, treasury, financial reporting and risk management processes, and the reviews and audits of our financial statements. The Audit Committee meets at least four times per year and at least once every fiscal quarter, with authority to convene additional meetings, as circumstances require. All Audit Committee members are expected to attend each meeting, in person or via telephone conference. The Audit Committee will invite members of management, auditors or others to attend meetings and provide pertinent information, as necessary. It will hold private meetings with auditors and executive sessions. The Audit Committee may meet privately with any single member of management or any combination of members of management, as it deems appropriate.
The members of our Audit Committee are Timothy Hanley, David Danziger and Susan Harnett, each of whom is independent. Our Board of Directors has determined that Mr. Hanley is independent as that term is defined by the rules and regulations of the NASDAQ Stock Market, Inc. and also qualifies as an “audit committee financial expert” as defined by the SEC.
Item 11. Executive Compensation
Summary Compensation Table
The following table sets forth the compensation for services rendered by the NEOs for the fiscal years ended December 31, 2022 and 2021.

Name and Principal Position	Year	Salary ($)		Bonus ($)	Stock Awards(1) ($)		Option Awards(1) ($)		All Other(2) ($)		Total Compensation ($)
Patricia Trompeter(3)	2022	254,423		50,000	1,181,649	(4)	1,113,000	(5)	29,678	(6)	2,628,750
Chief Executive Officer	2021	—		—	—		—		—		—
Peter Tassiopoulos(7)	2022	61,790	(8)	—	5,060,000	(9)	—		1,072,220	(10)	6,194,010
Former Chief Executive Officer	2021	248,000	(8)	1,300,000	—		—		4,742		1,552,742
Kurt L. Kalbfleisch(11)	2022	210,000		—	1,485,643	(12)	126,225	(13)	384,906	(14)	2,206,774
Senior Vice President and Chief Financial Officer	2021	100,000		100,000	—		—		—		200,000
Joseph L. O’Daniel	2022	240,385		25,000	—		—		4,056		269,441
President	2021	200,000		136,500	—		—		4,155		340,655
_______________
(1)The amounts shown in these columns represent the fair value on the grant date of the awards granted to these named executive officers during fiscal year 2022 and do not reflect compensation actually received by the named executive officer. These values have been determined under the principles used to calculate the grant date fair value of equity awards for purposes of our financial statements. For a more detailed discussion on the valuation model and assumptions used to calculate the fair value of these awards, see Note 11 to the consolidated financial statements included herein.
(2)The amounts shown in the “All Other Compensation” column reflect amounts we paid on each named executive officers’ behalf for health insurance and life insurance premiums and certain out-of-pocket medical expenses, unless otherwise footnoted.
(3)Ms. Trompeter has served as our Chief Executive Officer since April 5, 2022.
(4)This amount is comprised of three awards: i) a restricted stock unit for 500,000 shares and a restricted stock unit for 155,000 shares, both granted on April 8, 2022 and were valued at $1.80 per share on the grant date (the closing market price for a share of our common stock on that date); and ii) a restricted stock unit for 2,943 shares granted on June 10, 2022 and was valued at $0.90 per share on the grant date (the closing market price for a share of our common shares on that date).

(5)This amount is comprised of one option for 750,000 shares with an exercise price of $1.80 granted on April 8, 2022.
(6)This amount includes $13,049 received as a non-employee director prior to Ms. Trompeter’s appointment as Chief Executive Officer on April 5, 2022.
(7)Mr. Tassiopoulos’ employment with us terminated on April 4, 2022 at which time he was serving as our Chief Executive Officer. Mr. Tassiopoulos currently provides services to us as a consultant.
(8)The dollar amount reported for Mr. Tassiopoulos is presented after conversion from Canadian Dollar to U.S. Dollar. For 2022 and 2021, the average U.S. Dollar to Canadian Dollar conversion rate in effect was 1.31 and 1.25, respectively.
(9)This amount is comprised of one restricted stock unit for 2,000,000 shares granted on April 5, 2022 and was valued at $2.53 per share on the grant date (the closing market price for a share of our common shares on that date).
(10)This amount includes $1,068,050 in consulting fees paid to Mr. Tassiopoulos from April 5, 2022 to December 31, 2022.
(11)Mr. Kalbfleisch served as our Senior Vice President, Chief Financial Officer and Secretary pursuant to a transition services agreement with Overland Storage, Inc. (the “Transition Services Agreement”) from November 2018 until July 19, 2022, at which time Mr. Kalbfleisch resigned from Overland, and on June 20, 2022 he signed an employment agreement with the Company. In April 2020, we began supplementing Mr. Kalbfleisch’s salary under the Transition Services Agreement in an amount equal to $100,000 per year.
(12)This amount is comprised of two awards: i) a restricted stock unit for 500,000 shares granted on April 5, 2022 and was valued at $2.53 per share on the grant date (the closing market price for a share of our common shares on that date); and ii) a restricted stock unit for 325,000 shares granted on June 27, 2022 and was valued at $0.6789 per share on the grant date (the closing market price a share of our common shares on that date).
(13)This amount is comprised of one option for 225,000 shares with an exercise price of $0.6789 granted on June 27, 2022.
(14)This amount includes a one-time payment of $360,000 for amounts owed to Mr. Kalbfleisch under his COC Agreement as described below under “Employment, Severance and Change in Control Agreements”.

Outstanding Equity Awards at 2022 Fiscal Year-End
The following table provides information about the holdings of stock and option awards by our named executive officers at December 31, 2022.

Name	Option-based Awards						Stock Awards
	Number of Securities Underlying Unexercised Options (#)		Number of Securities Underlying Unexercised Options (#)	Option Exercise Price ($)		Option Expiration Date	Number of Units of Stock Not Vested (#)		Market Value of Units of Stock Not Vested(1) ($)
	Exercisable		Unexercisable
Patricia Trompeter	150,000	(2)	600,000	1.80		4/8/2028	—		—
	—		—	—		—	400,000	(3)	110,200
Peter Tassiopoulos	500		—	395.03	(4)	9/15/2023	—		—
Kurt Kalbfleisch	45,000	(5)	180,000	0.6789		6/27/2028	—		—
	—		—	—		—	260,000	(6)	71,630
Joseph O’Daniel	—		—	—		—	—		—
_______________
(1)This column is based on the closing price of our common shares as of December 30, 2022 ($0.2755).
(2)These options vest as follows: 150,000 vested on the grant date (April 8, 2022); 225,000 vests on April 8, 2023; 187,500 vest on April 8, 2024 and 187,500 vest on April 8, 2025.
(3)This stock award vests as follows: 150,000 shares vest on April 8, 2023; 125,000 shares vest on April 8, 2024 and 125,000 shares vest on April 8, 2025.
(4)The exercise price is presented after conversion from Canadian Dollar to U.S. Dollar based on an exchange rate of 1.36 Canadian Dollar to one U.S. Dollar on December 31, 2022.
(5)These options vest as follows: 45,000 vested on the grant date (June 27, 2022); 67,500 vests on June 20, 2023; 56,250 vests on June 20, 2024 and 56,250 vest on June 20, 2025.
(6)This stock award vests as follows: 97,500 shares vest on June 20, 2023; 81,250 shares vest on June 20, 2024 and 81,250 shares vest on June 20, 2025.
Executive Officer Compensation
Our executive compensation programs are determined by the Compensation Committee, within the scope of the authority delegated to it by our Board of Directors and subject to applicable law. The goals of our program are to attract and retain highly qualified and experienced executives and to provide compensation opportunities that are linked to corporate and individual performance. Decisions by the Compensation Committee on our executive compensation programs are subjective and the result of our business judgment, which is informed by the experiences of our members. The named executive officers do not have any role in determining their own compensation, although the Compensation Committee does consider the recommendations of the Chief Executive Officer in setting compensation levels for the named executive officers other than himself. The primary components of our executive compensation program are base salary, performance bonuses and long-term equity incentive awards.
Base Salaries. Base salaries are primarily intended to attract and retain highly qualified executives by providing them with fixed, predictable levels of compensation. Such base salaries are subject to periodic review and adjustment by the Compensation Committee.
Performance Bonuses. The Compensation Committee did not approve a bonus plan for fiscal 2022.

Long-Term Equity Incentive Awards. Long-term equity incentives are intended to align the named executive officers’ interests with those of our shareholders as the ultimate value of these awards depends on the value of our shares. We have historically granted equity awards in the form of stock options with an exercise price that is equal to the per-share closing price of our common shares on the grant date. In recent years, restricted stock units have also been granted as provided for under our 2015 Plan. The Compensation Committee believes that stock options are an effective vehicle for aligning the interests of our executives with those of our shareholders as the executive will only realize value on their options if the share price increases during the period between the grant date and the date the stock option is exercised. The stock options and restricted stock units function as a retention incentive for the named executive officers as they typically vest over a multi-year period following the date of grant. Restricted stock units, which are payable in our common shares, also link the interests of the award recipient with those of our shareholders as the potential value of the award is directly linked to the value of our common shares. The named executive officers’ equity awards are subject to accelerated vesting in certain circumstances under their agreements with us are described below.
Employment, Severance and Change in Control Agreements
Patricia Trompeter. Ms. Trompeter has served as our Chief Executive Officer since April 5, 2022. On April 8, 2022, we entered into an employment agreement with Ms. Trompeter (the “Trompeter Employment Agreement”). The Trompeter Employment Agreement is effective as of April 8, 2022 and has an initial one-year term. The initial term will automatically be extended for an additional one-year period thereafter, unless terminated by either party within 90 days prior to the renewal date.
Under the Trompeter Employment Agreement, we will pay Ms. Trompeter an annual base salary of $350,000. At the discretion of our Board, Ms. Trompeter will be eligible to receive an annual bonus up to 100% of her base salary. Our Board may also determine to issue Ms. Trompeter additional restricted stock units based upon the achievement of certain performance and financial thresholds.
Ms. Trompeter is also entitled to health insurance benefits and to participate in any employee benefit plans, life insurance plans, disability income plans, retirement plans, expense reimbursement plans and other benefit plans that we may from time to time have in effect for any of our executive management employees.
Upon the closing of a Change of Control of the Company (as defined in the Trompeter Employment Agreement), Ms. Trompeter shall receive a percentage ranging from 2.0% to 3.0% of the consideration received by the Company’s common shareholders based upon the amount of the transaction.
All compensation and unvested benefits payable under the Trompeter Employment Agreement shall terminate on the date of the termination of Ms. Trompeter’s employment, unless Ms. Trompeter’s employment is terminated by us without cause or by Ms. Trompeter for good reason, each as defined in the Trompeter Employment Agreement, or as a result of a material breach by us of any of our obligations under the Trompeter Employment Agreement or any other agreement to which the Company and Ms. Trompeter are parties, in which case Ms. Trompeter shall be entitled to (i) continued payment of her base salary at the rate and schedule then in effect for a period of six months after the date of termination, with an additional month of severance to be added for every completed year of service as Chief Executive Officer; (ii) continued health and life insurance benefits (“Benefits”) for six months after the date of termination, with an additional month of Benefits to be added for every completed year of service as Chief Executive Officer; and (iii) any unvested stock options and restricted stock units shall vest on the day immediately prior to the termination date.
Pursuant to the Trompeter Employment Agreement, on April 8, 2022, Ms. Trompeter received (i) 155,000 fully vested common shares valued at $279,000 based upon the closing price of our common shares on April 8, 2022 of $1.80; 500,000 restricted stock units of the Company valued at $0.9 million based upon the closing price of our common shares on April 8, 2022 of $1.80, of which 20% of the shares vested on April 8, 2022, 30% of the shares vest on the April 8, 2023, 25% of the shares vest on April 8, 2024 and 25% of the shares vest on the April 8, 2025; and (ii) 750,000 stock options to purchase common shares of the Company, 20% of which vested on April 8, 2022; 30% of which vest on April 8, 2023, 25% of which vest on April 8, 2024 and 25% of which vest on April 8, 2025. The stock options have an exercise price of $1.80 and expire on April 8, 2028. In the event of a change of control of the Company (as defined in the

Trompeter Employment Agreement), 60% of any unvested restricted stock units and 60% of any unvested stock options will immediately vest as of the day immediately prior to the change of control. Ms. Trompeter also received compensation for her service on our Board, prior to her appointment as our Chief Executive Officer, described below under the section entitled “Compensation of Directors.”
On December 2, 2022, the Board approved a $100,000 bonus for Ms. Trompeter in recognition of successful ongoing restructuring efforts, payable 50% immediately and 50% on such date that we complete a financing in an amount to be determined by the Chairman of the Board as reasonable.
On February 28, 2023, Ms. Trompeter received 967,750 restricted stock units of the Company valued at $400,455 based upon the closing price of our common shares on February 28, 2023 of $0.4138, of which 20% of the shares will vest on May 22, 2023 and 80% of the shares will vest on December 1, 2023.
Peter Tassiopoulos. Mr. Tassiopoulos served as our Chief Executive Officer from November 14, 2018 until April 4, 2022. In August 2019, we entered into a new employment agreement with Mr. Tassiopoulos (the “Employment Agreement”). The Employment Agreement provided for Mr. Tassiopoulos to earn an annual base salary of CAD $310,000, which had been his base salary since his appointment as Chief Executive Officer on November 14, 2018. Mr. Tassiopoulos was also eligible to receive bonuses and to participate in the Company’s various stock and other retention compensation plans as determined by our Board. In addition, Mr. Tassiopoulos was entitled to a financing bonus (the “M&A Fee”) equal to 3.0% of the total value of any transaction relating to the purchase of all of the shares or all or substantially all the assets of the Corporation that is completed during Mr. Tassiopoulos’ tenure with us and for a period of six months following his ceasing to be an executive of the Company, unless he is terminated by us for cause. The Employment Agreement also provided that if we terminated Mr. Tassiopoulos’ employment without cause or for good reason (including a change in control of the Company), then we would be obligated to pay him a change of control payment of $0.4 million related to 2018, and carried forward from his prior employment agreement with us, and the M&A Fee Payment. In addition, we were required to provide Mr. Tassiopoulos with any pro-rated bonus or other incentives as of the date of termination.
In October 2021, the Board approved a discretionary bonus for Mr. Tassiopoulos in the amount of $1.3 million in recognition of his extraordinary efforts in repositioning the Company and his forfeiture of significant historical accrued bonus entitlements since 2014 (which included the entitlement to receive a 4% bonus on proceeds raised from prior capital raises) in order to lower the financial burden on us during challenging periods.
Effective April 4, 2022, Mr. Tassiopoulos resigned as our Chief Executive Officer and as a member of our Board to explore other opportunities. In connection with his resignation, the Company and Mr. Tassiopoulos signed a separation and general release agreement dated April 4, 2022 pursuant to which Mr. Tassiopoulos will continue to receive healthcare benefits for a period of 12 months, and he received 2,000,000 restricted stock units on April 5, 2022 valued at approximately $5.1 million based upon the closing price of our common shares on April 5, 2022 of $2.53, of which 500,000 shares vested on July 4, 2022 and 1,500,000 shares vested on October 31, 2022 (the “Severance Benefits”). The payment of the Severance Benefits is in lieu of our obligation to pay Mr. Tassiopoulos benefits under his Employment Agreement, including the change of control payment and M&A Fee.
In addition, we entered into a consulting agreement with Mr. Tassiopoulos dated April 4, 2022 with a term of 12 months and a retainer of $1.0 million plus harmonized sales tax (the “Consulting Agreement”). Pursuant to the Consulting Agreement, Mr. Tassiopoulos will continue to consult with the Company's management team regarding the transition of our business to cryptocurrency and blockchain and will also assist our new chief executive officer transition into her new role.

Kurt L. Kalbfleisch. From November 2018 to June 2022, Mr. Kalbfleisch served as our Senior Vice President, Chief Financial Officer and Secretary under a Transition Services Agreement with Overland. As a result of the sale of a subsidiary of the Company in November 2018, Mr. Kalbfleisch ceased to be employed by the Company, and such change of control transaction triggered the right of Mr. Kalbfleisch to receive a payment in the amount of $360,000 (reduced from the original entitlement of $450,000) (the “COC Payment”) from the Company pursuant to an employment agreement with the Company in effect at the time of the sale. In August 2019, we entered into a change of control agreement with Mr. Kalbfleisch (the “COC Agreement”) which provides that if Mr. Kalbfleisch is providing services to us at the time of a change of control, Mr. Kalbfleisch shall be entitled, in his sole discretion, to provide written notice to us at any time within 30 days of receiving written notice of such event, to receive the COC Payment. The COC Agreement also provides that if (i) we terminate Mr. Kalbfleisch’s services without cause or Mr. Kalbfleisch terminates his services with us for good reason or (ii) Mr. Kalbfleisch becomes unable to provide services to us, either due to prolonged sickness, permanent disability or death, we shall pay Mr. Kalbfleisch the COC Payment. The COC Payment was paid to Mr. Kalbfleisch by the Company in June 2022 as set forth below.
Beginning in April 2020 and ending in June 2022, we supplemented Mr. Kalbfleisch’s salary under the Transition Services Agreement in an amount equal to $100,000 per year.
In December 2021, the Board approved a discretionary bonus for Mr. Kalbfleisch in the amount of $100,000 to recognize his work effort and success related to various financing transactions, debt restructuring and other corporate matters.
On April 5, 2022, the Board approved a discretionary stock award for Mr. Kalbfleisch in the amount of 500,000 restricted stock units valued at approximately $1.3 million based upon the closing price of our common shares on April 5, 2022 of $2.53. The restricted stock units vested in full on April 12, 2022.
On June 20, 2022, we entered into an employment agreement with Mr. Kalbfleisch (the “Kalbfleisch Employment Agreement”). Pursuant to the Employment Agreement, Mr. Kalbfleisch will continue to serve in his capacity as Chief Financial Officer. The Kalbfleisch Employment Agreement is effective as of June 20, 2022 and has an initial one-year term. The initial term will automatically be extended for an additional one-year period thereafter, unless terminated by either party within 90 days prior to the renewal date.
Under the Kalbfleisch Employment Agreement, we will pay Mr. Kalbfleisch an annual base salary of $320,000. In addition, in consideration of amounts owed to Mr. Kalbfleisch under the COC Agreement, Mr. Kalbfleisch also received a one-time cash payment equal to $360,000. At the discretion of the Company’s Chief Executive Officer, Mr. Kalbfleisch will be eligible to receive an annual bonus up to 75% of his base salary, payable in U.S. Dollar or Bitcoin at the Chief Executive Officer’s discretion. The Chief Executive Officer may also determine to issue Mr. Kalbfleisch additional restricted stock units based upon the achievement of certain performance and financial thresholds to be determined by the Chief Executive Officer, subject to approval by our Board.
Mr. Kalbfleisch is also entitled to health insurance benefits and to participate in any employee benefit plans, life insurance plans, disability income plans, retirement plans, expense reimbursement plans and other benefit plans that we may from time to time have in effect for any of its executive management employees.
Upon the closing of a Change of Control of the Company (as defined in the Kalbfleisch Employment Agreement), Mr. Kalbfleisch shall receive a percentage ranging from 0.1% to 0.7% of the consideration received by our common shareholders based upon the amount of the transaction.
All compensation and unvested benefits payable under the Kalbfleisch Employment Agreement shall terminate on the date of the termination of Mr. Kalbfleisch’s employment, unless Mr. Kalbfleisch’s employment is terminated by us without cause or by Mr. Kalbfleisch for good reason, each as defined in the Kalbfleisch Employment Agreement, or as a result of a material breach by us of any of our obligations under the Kalbfleisch Employment Agreement or any other agreement to which the Company and Mr. Kalbfleisch are parties, in which case Mr. Kalbfleisch shall be entitled to (i) continued payment of his base salary at the rate and schedule then in effect for a period of six months after the date of termination, with an additional month of severance to be added for every completed year of service as Chief Financial

Officer plus a pro-rated portion of his bonus; (ii) continued health and life insurance benefits for eight months after the date of termination; (iii) any unvested stock options and restricted stock units shall vest on the day immediately prior to the termination date; and (iv) if such termination, or expiration of the term of the Kalbfleisch Employment Agreement, occurs less than 60 days prior to a change of control, we will remain obligated to compensate Mr. Kalbfleisch for any other payments due under a change of control. Pursuant to the Kalbfleisch Employment Agreement, on June 27, 2022, Mr. Kalbfleisch received (i) 325,000 restricted stock units of the Company valued at approximately $221,000 based upon the closing price of our common shares on June 27, 2022 of $0.68, of which 20% of the shares vested on August 18, 2022, 30% of the shares vest on June 20, 2023, 25% of the shares vest on June 20, 2024, and 25% of the shares vest on June 20, 2025 and (ii) 225,000 stock options to purchase common shares of the Company, 20% of which vested on June 27, 2022, 30% of which vest on June 20, 2023, 25% of which vest on June 20, 2024 and 25% of which vest on June 20, 2025. The stock options have an exercise price of $0.6789 and expire on June 27, 2028. In the event of a change of control of the Company (as defined in the Kalbfleisch Employment Agreement), 50% of any unvested restricted stock units and 50% of any unvested stock options will immediately vest as of the day immediately prior to the change of control.
On February 28, 2023, Mr. Kalbfleisch received 850,000 restricted stock units of the Company valued at $351,730 based upon the closing price of our common shares on February 28, 2023 of $0.4138, of which 20% of the shares will vest on May 22, 2023 and 80% of the shares will vest on December 1, 2023.
Joseph L. O’Daniel. Mr. O’Daniel, who became our President in November 2018, is an at-will employee and his employment may be terminated by us for any reason, with or without notice. On June 13, 2022, Mr. O’Daniel’s annual salary was increased from $200,000 to $275,000 per year. Mr. O’Daniel is eligible to receive an annual bonus based upon the achievement of financial and management objectives reasonably established by our Board or an authorized committee of our Board. Mr. O’Daniel’s annual bonus target is 100% of the greater of $200,000 or his base salary as of the end of the applicable fiscal quarter or year in which the bonus is earned. Upon his joining us in January 2017, we entered into an offer letter with Mr. O’Daniel that provided for him to be paid a retention bonus in the amount of $700,442 if he continued employment with us through January 12, 2018. In February 2018, Mr. O’Daniel received an award of fully vested common shares in lieu of cash for a portion of the retention bonus leaving an outstanding balance of $533,802. In September 2019, the Company and Mr. O’Daniel entered into a retention agreement (the “Retention Agreement”) with respect to the outstanding portion of the retention bonus (“Outstanding Retention Bonus”). Under the Retention Agreement, in the event of a change of control of the Company and provided no payment has been made under (i), (ii) or (iii) below, Mr. O’Daniel shall be entitled, in his sole discretion, to provide written notice to the Company at any time within 30 days of such event, to receive an amount equal to the Outstanding Retention Bonus. The Retention Agreement also provides that Mr. O’Daniel shall be entitled to the Outstanding Retention Bonus if (i) he becomes unable to provide services to the Company, either due to prolonged sickness, permanent disability or death, or (ii) the Company terminates him without cause, or (iii) he resigns his employment for good reason.
In 2022 and 2021, Mr. O’Daniel received discretionary bonuses in the amounts of $25,000 and $136,500, respectively.
On February 28, 2023, Mr. O’Daniel received 250,000 restricted stock units of the Company valued at $103,450 based upon the closing price of our common shares on February 28, 2023 of $0.4138, of which 20% of the shares will vest on May 22, 2023 and 80% of the shares will vest on December 1, 2023.
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

A total of 15,262,425 common shares are authorized for issuance with respect to awards granted under the 2015 Plan (not including shares subject to terminated awards under our Second Amended and Restated Stock Option Plan that become available for issuance under the 2015 Plan). In addition, the share limit automatically increases on the first trading day in January of each calendar year during the term of the 2015 Plan (commencing with January 2020) by an amount equal to the lesser of (i) ten percent (10%) of the total number of common shares issued and outstanding on December 31 of the immediately preceding calendar year, or (ii) such number of common shares as may be established by the Board. Awards under the 2015 Plan may be in the form of incentive or nonqualified stock options, stock appreciation rights, stock bonuses, restricted stock, stock units and other forms of awards including cash awards. Awards under the plan generally will not be transferable other than by will or the laws of descent and distribution, except that the plan administrator may authorize certain transfers.
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

Compensation of Directors
The following table provides compensation information for the members of our Board of Directors during 2022 who were not employed by us or any of our subsidiaries (“non-employee directors”). Patricia Trompeter and Peter Tassiopoulos are NEO’s who also served on the Board of Directors during fiscal 2022. The 2022 compensation information for Ms. Trompeter and Mr. Tassiopoulos is presented in the Summary Compensation Table above. Ms. Trompeter was a non-employee director until April 4, 2022 and was paid compensation for her service on the Board as described in the Summary Compensation Table above. Mr. Tassiopoulos was not entitled to any additional compensation for his service on the Board during fiscal 2022.

Name	Fees Earned ($)	Option Awards(1) ($)	All Other Compensation ($)	Total ($)
David Danziger(2)	2,446	99,981	—	102,427
Timothy Hanley(3)	52,555	97,699	—	150,254
Susan Harnett(4)	10,883	—	—	10,883
Vivekanand Mahadevan	62,995	201,985	—	264,980
Duncan McEwan	92,258	201,985	—	294,243
_______________
(1)The amounts shown in this column represent the fair value on the grant date of the awards granted to the non-employee directors during fiscal year 2022 and do not reflect compensation actually received by the non-employee director. These values have been determined under the principles used to calculate the grant date fair value of equity awards for purposes of our financial statements. For a more detailed discussion on the valuation model and assumptions used to calculate the fair value of these awards, see Note 11 to the consolidated financial statements included herein. The details of these stock options are described below. At December 31, 2022, the end of our last fiscal year, Mr. Danziger held outstanding stock options for 423,290 common shares, Mr. Hanley held outstanding stock options for 123,000 common shares, and Messrs. Mahadevan and McEwan each held outstanding stock options for 552,638 common shares. Our non-employee directors did not hold any stock awards at the end of our last fiscal year.
(2)Mr. Danziger joined the Board on December 20, 2022.
(3)Mr. Hanley joined the Board on May 31, 2022.
(4)Ms. Harnett joined the Board on November 11, 2022.
From January 1, 2022 through May 31, 2022, the non-employee directors earned $10,000 per quarter for their service on the Board except that the Chair of the Audit Committee and the Chairman of the Board (or in such circumstances where the Chairman of the Board was not independent of management of the Company, the Lead Board Member) earned $12,500 per quarter for their service on the Board. Each non-employee director was also entitled to receive restricted stock units valued at $40,000 based upon the closing price of our common shares on the first business day of the year, subject to Board approval (“Annual Stock Award”).
In May 2022, we reviewed our Board compensation as compared to our crypto-mining competitors (“Competitors”) and determined that the Board compensation was not commensurate with our Competitors or for the time involvement and industry risks for our directors. To attract talented individuals to join the Board, we believed it was in the best interest of us to change the Board compensation. On May 27, 2022, the Board approved a new compensation program for non-employee board members. Beginning June 1, 2022, the non-employee board members will each receive the following compensation: (a) an annual cash payment of $75,000, payable quarterly in arrears (and pro-rated for partial quarterly periods), (b) in the case of the Chairman of the Board, an additional annual cash payment of $20,000, payable quarterly in arrears (and prorated for partial quarterly periods), (c) in the case of a Chairman of each subcommittee of the Board (being the Audit Committee, Nominating Committee and Compensation Committee), an additional annual cash payment of $15,000, payable quarterly in arrears (and pro-rated for partial quarterly periods), and

(d) on an annual basis and at the election of the non-employee director, either: (i) restricted share units having a value of $100,000, to be priced at the market close on the day of our next annual shareholder’s meeting, such restricted stock units to vest 364 days following the date of grant, or (ii) that number of stock options equal to $100,000 divided by the value of the options at the time of grant (to be determined using the Black-Scholes pricing model) to be priced at the market close on the day of our next annual shareholder’s meeting, such stock options to vest in full 364 days following the date of grant (the “New Board Compensation Program”), provided there are sufficient shares available in the 2015 Plan. Pursuant to the New Board Compensation Program, Messrs. Hanley, McEwan and Mahadevan each received a stock option for 123,000 shares with an exercise price of $1.06 vesting in full on December 20, 2022 and expiring on May 31, 2028.
On June 10, 2022, the Board retroactively approved the Annual Stock Award for Messrs. McEwan and Mahadevan and Ms. Trompeter on a pro-rata basis covering the period of January 1, 2022 through May 31, 2022 (the end-date for the Board compensation program before the New Board Compensation Program) for Messrs. McEwan and Mahadevan’s awards. Ms. Trompeter’s pro-rata basis was adjusted to January 1, 2022 through April 4, 2022, the date Ms. Trompeter ceased to be an independent board member. The value of the Annual Stock Awards was based upon the closing price of the Company’s stock on January 3, 2022, the first business day of the year. Messrs. McEwan and Mahadevan opted to receive stock options (in lieu of restricted stock units) and each received a stock option for 6,348 shares with an exercise price of $0.90 vesting in full on December 31, 2022. The stock options expire on June 10, 2028. Ms. Trompeter received a restricted stock unit for 2,942 common shares vesting in full on December 31, 2022.
On December 30, 2022, pursuant to the New Board Compensation Program, Messrs. Danziger, Mahadevan and McEwan each received a stock option for 423,290 shares with an exercise price of $0.31 vesting in full on December 19, 2023 and expiring on December 20, 2028. The value of the stock option was based upon the closing price of the Company’s stock on December 20, 2022, the date of the annual shareholders meeting during fiscal 2022.
On February 28, 2023, Ms. Harnett and Mr. Hanley each received 322,580 restricted stock units of the Company valued at $133,484 based upon the closing price of our common shares on February 28, 2023 of $0.4138, vesting in full on December 19, 2023. Pursuant to the New Board Compensation Program, each director is entitled to an annual equity award valued at $100,000 based upon the closing price of our common stock on the date of the annual shareholders meeting. The number of RSU shares granted was based upon the closing price of the Company’s common shares of $0.31 on December 20, 2022, the date of the Company’s 2022 annual shareholders meeting.
In August 2019, we entered into a change of control agreement with Messrs. Mahadevan and McEwan (the “COC Agreements”). The COC Agreements provide that in the event of a change of control of the Company and provided no payment has been made under (i) or (ii) below, Messrs. Mahadevan and McEwan shall be entitled, in their sole discretion, to provide written notice to us at any time within 30 days of such event, to receive an amount equal to $127,500 and $115,000, respectively, for directorship services (the “COC Board Fees”) related to waived fees for periods as of June 30, 2019. The COC Agreements also provide that Messrs. Mahadevan and McEwan shall be entitled to the COC Board Fees if (i) he becomes unable to serve on the Board, either due to prolonged sickness, permanent disability or death or (ii) is not reappointed as a member of the board at a duly convened meeting of its shareholders.
The Board retains complete discretion to adopt or modify our programs for providing cash and/or equity-based compensation to our non-employee directors as it deems appropriate from time to time.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The following table sets forth certain information concerning the direct and beneficial ownership of our common shares at March 22, 2023 by each shareholder known to us to beneficially own more than 5% of our common shares, each director, and each executive officer named in the Summary Compensation Table above, and all current directors and executive officers of Sphere 3D as a group:

Name	Number of Common Shares(1)		Beneficial Ownership(2)
Patricia Trompeter	913,415	(3)	1.2%
Kurt L. Kalbfleisch	615,574	(4)	*
Joseph L. O’Daniel	60,625	(5)	*
David Danziger	—		*
Timothy Hanley	123,000	(6)	*
Susan Harnett	—		*
Duncan McEwan	157,944	(7)	*
Vivekanand Mahadevan	157,533	(7)	*
Peter Tassiopoulos	1,400,925	(8)	1.9%
All current officers and directors as a group (8)	2,028,091	(9)	2.7%
_______________
* less than 1%
(1)These amounts include common shares, which could be acquired upon exercise or vesting of outstanding convertible securities within 60 days.
(2)Based on 73,929,018 shares outstanding on March 22, 2023.
(3)These shares include the right to: i) 150,000 shares upon vesting of restricted stock units on April, 8, 2023; ii) 193,550 shares upon vesting of restricted stock units on May 22, 2023; and iii) acquire shares upon exercise of 375,000 stock options.
(4)These shares include the right to: i) 170,000 shares upon vesting of restricted stock units on May 22, 2023; and ii) acquire shares upon exercise of 45,000 stock options.
(5)These shares include the right to 50,000 shares upon vesting of restricted stock units on May 22, 2023.
(6)These shares include the right to acquire shares upon exercise of 123,000 stock options.
(7)These shares include the right to acquire shares upon exercise of 129,348 stock options.
(8)These shares include the right to acquire shares upon exercise of 500 stock options.
(9)These shares include the right to shares upon vesting of restricted stock units and the right to acquire shares upon exercise of stock options as described in footnotes 4 through 8 above.

Item 13. Certain Relationships and Related Transactions, and Director Independence
Indemnification of Our Executive Officers and Directors
In accordance with the by-laws of the Company, directors and officers are each indemnified by the Company against all liability and costs arising out of any action or suit against them from the execution of their duties, provided that they have carried out their duties honestly and in good faith with a view to the best interests of the Company and have otherwise complied with the provisions of applicable corporate law.
Director Independence
The Board has determined that the following current directors are independent within the meaning of NI 58-101 and NI 52-110 and NASDAQ Marketplace Rule 5605(a)(2): David Danziger, Timothy Hanley, Susan Harnett, Vivekanand Mahadevan and Duncan J. McEwan. The Board has determined that Patricia Trompeter is not independent because of her position as Chief Executive Officer of the Company. As a result, the Board is currently comprised of five independent directors and a majority of independent directors.
Item 14. Principal Accounting Fees and Services
The aggregate fees incurred by our current external auditor, MaloneBailey, LLP, in each of the last two years for audit and other fees are as follows (in thousands):

	2022	2021

Audit fees(1)	$660	$—
Audit related fees(2)	—	—
Tax fees(3)	—	—
All other fees(4)	—	—
	$660	$—
___________________
(1)Audit fees consist of fees billed for professional services rendered in connection with the audit of our annual consolidated financial statements, which were provided in connection with statutory and regulatory filings or engagements.
(2)Audit-related fees consist of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of our consolidated financial statements, and are not reported under audit fees.
(3)Tax fees consist of fees billed for professional services rendered for IRS Section 302 net operating loss limitation study.
(4)All other fees consist of fees for products and services other than the services reported above.

The aggregate fees incurred by our predecessor external auditor, Smythe LLP, in each of the last two years for audit and other fees are as follows (in thousands):

	2022	2021

Audit fees(1)	$68	$146
Audit related fees(2)	—	2
Tax fees(3)	1	9
All other fees(4)	—	22
	$69	$179
___________________
(1)Audit fees consist of fees billed for professional services rendered in connection with the audit of our annual consolidated financial statements, which were provided in connection with statutory and regulatory filings or engagements.
(2)Audit-related fees consist of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of our consolidated financial statements, and are not reported under audit fees.
(3)Tax fees consist of fees billed for professional services rendered for IRS Section 302 net operating loss limitation study.
(4)All other fees consist of fees for products and services other than the services reported above.
Pre-Approval Policies and Procedures
The Audit Committee has the authority to pre-approve all non-audit services to be provided to us by our independent auditor. All services provided by MaloneBailey, LLP during the year 2022 and Smythe LLP during the year 2021 were pre-approved by the Audit Committee.
PART IV
Item 15. Exhibit and Financial Statement Schedules
(a) Documents filed as part of this report.
(1) Financial Statements.
(2) Financial Statement Schedules.
Schedules not listed above have been omitted because they are not applicable or are not required or the information required to be set forth therein is included in the consolidated financial statements or notes thereto.
(3) Exhibits.
List of Exhibits required by Item 601 of Regulation S-K. See part (b) below.

(b) Exhibits

Exhibit		Filed	Incorporated by Reference
Number	Description	Herewith	Form	File No.	Date Filed

3.1	Certificate and Articles of Amalgamation		6-K	001-36532	3/25/2015

3.2	Certificate of Amendment to the Articles of Amalgamation of the Company		6-K	001-36532	7/17/2017

3.3	Certificate of Amendment to the Articles of Amalgamation of the Company		8-K	001-36532	10/2/2018

3.4	Certificate of Amendment to the Articles of Amalgamation of the Company		8-K	001-36532	11/5/2018

3.5	Certificate of Amendment to the Articles of Amalgamation of the Company		8-K	001-36532	11/14/2018

3.6	Certificate of Amendment to the Articles of Amalgamation of the Company		8-K	001-36532	7/12/2019

3.7	Certificate of Amendment to the Articles of Amalgamation of the Company		8-K	001-36532	11/8/2019

3.8	Certificate of Amendment to the Articles of Amalgamation of the Company		8-K	001-36532	5/8/2020

3.9	Certificate of Amendment to the Articles of Amalgamation of the Company		8-K	001-36532	9/29/2020

3.10	Certificate of Amendment to the Articles of Amalgamation of the Company		6-K	001-36532	1/7/2021

3.11	Certificate of Amendment to the Articles of Amalgamation of the Company		6-K	001-36532	7/15/2021

3.12	Certificate of Amendment to the Articles of Amalgamation of the Company		6-K	001-36532	10/4/2021

3.13	By-Law No. 1, as Amended		6-K	001-36532	7/17/2017

3.14	By-Law No. 1 Amending Agreement		6-K	001-36532	2/1/2022

3.15	By-Law No. 1 Amending Agreement		8-K	001-36532	1/13/2023

3.16	By-Law No. 2		6-K	001-36532	5/12/2017

4.1	Specimen certificate evidencing Common Shares		F-3	333-210735	4/13/2016

4.2	Description of Securities	X

4.3	Form of Warrant		8-K	001-36532	4/17/2018

4.4	Form of Warrant		8-K	001-36532	3/27/2020

4.5	Form of Warrant		6-K	001-36532	7/15/2021

4.6	Form of “A” Warrant		6-K	001-36532	8/27/2021

4.7	Form of “B” Warrant		6-K	001-36532	8/27/2021

4.8	Form of Warrant		6-K	001-36532	9/9/2021

4.9	Form of Warrant		6-K	001-36532	10/4/2021

Exhibit		Filed	Incorporated by Reference
Number	Description	Herewith	Form	File No.	Date Filed
4.10	Senior Secured Convertible Promissory Note, dated September 14, 2020, between the Company and Rainmaker Worldwide Inc.		8-K	001-36532	9/18/2020

10.1+	Sphere 3D Corp. Second Amended and Restated Stock Option Plan		F-4	333-197569	7/23/2014

10.2+	Sphere 3D Corp. 2015 Performance Incentive Plan, as amended		10-Q	001-36532	5/15/2019

10.3+	Form of Inducement Restricted Stock Unit Award Agreement		S-8	333-209251	2/1/2016

10.4+	Form of Executive Inducement Restricted Stock Unit Award Agreement		S-8	333-209251	2/1/2016

10.5+	Form of Executive Stock Option Agreement		10-K	001-36532	3/21/2018

10.6+	Sphere 3D Corp. Employee Stock Purchase Plan, as amended		S-8	333-205236	1/29/2018

10.7+	Offer of Employment Letter between Sphere 3D Corp. and Joseph O’Daniel dated January 25, 2017		10-K	001-36532	4/1/2019

10.8+	Form of Officer and Director Indemnity Agreement		10-K	001-36532	4/1/2019

10.9+	Consulting Agreement between Sphere 3D Corp. and Tass Consulting dated April 4, 2022		6-K	001-36532	4/8/2022

10.10+	Amended and Restated Retention Agreement between Sphere 3D Corp. and Joseph O’Daniel dated September 15, 2019		10-Q	001-36532	11/14/2019

10.11+	Form of Change of Control Agreement between Sphere 3D Corp. and Vic Mahadevan and Duncan McEwan dated August 15, 2019		10-Q	001-36532	11/14/2019

10.12+	Employment Agreement between Sphere 3D Corp. and Kurt Kalbfleisch dated June 20, 2022		6-K	001-36532	6/24/2022

10.13+	Employment Agreement between Sphere 3D Corp. and Patricia Trompeter dated April 5, 2022		6-K	001-36532	4/8/2022

10.14	Form of Subscription Agreement for Convertible Debenture		8-K	001-36532	3/27/2020

10.15	Form of Purchase Agreement dated September 14, 2020		8-K	001-36532	9/18/2020

10.16	Amendment to Purchase Agreement dated September 23, 2020 between Sphere 3D Corp. and Westworld Financial Capital, LLC		8-K	001-36532	9/29/2020

10.17	First Amendment to Purchase Agreement dated March 9, 2021 between Sphere 3D Corp. and Westworld Financial Capital, LLC		6-K	001-36532	3/18/2021

10.18	Second Amendment to Purchase Agreement dated October 1, 2021 between Sphere 3D Corp. and Westworld Financial Capital, LLC and Form of Warrant		6-K	001-36532	10/4/2021

10.19	Form of Purchase Agreement dated July 12, 2021		6-K	001-36532	7/15/2021

10.20	Purchase Agreement, dated July 31, 2021, by and among Sphere 3D Corp. and Hertford Advisors Ltd.		6-K	001-36532	8/6/2021

10.21#	Agreement with Shareholder between Sphere 3D Corp. and Hertford Advisors Ltd. dated November 7, 2022		6-K	001-36532	11/14/2022

10.22	Form of Purchase Agreement dated August 25, 2021		6-K	001-36532	8/27/2021

Exhibit		Filed	Incorporated by Reference
Number	Description	Herewith	Form	File No.	Date Filed
10.23#	Future Sales and Purchase Agreement between FuFu Technology Limited and Sphere 3D, dated July 30, 2021		F-4	333-262011	1/5/2022

10.24#	Supplemental Agreement to Future Sales and Purchase Agreement between FuFu Technology Limited and Sphere 3D Corp, dated September 17, 2021		F-4	333-262011	1/5/2022

10.25#	Amendment to Future Sales and Purchase Agreement (Third Supplemental Agreement) between Sphere 3D Corp. and Ethereal Tech Pte. Ltd (formerly known as FuFu Technology Limited) dated October 19, 2022		6-K	001-36532	10/21/2022

10.26	Master Services Agreement dated August 19, 2021 between Sphere 3D Corp. and Gryphon Digital Mining Inc.		6-K	001-36532	8/25/2021

10.27	Amendment No. 1 to Master Services Agreement dated December 29, 2021 between Sphere 3D Corp. and Gryphon Digital Mining Inc.		6-K	001-36532	1/5/2022

10.28	Securities Purchase Agreement, by and among Sphere 3D Corp. and the investors identified on the signature pages thereto, dated September 2, 2021		6-K	001-36532	9/9/2021

10.29#	Sub-License and Delegation Agreement, between Gryphon Digital Mining, Inc. and Sphere 3D Corp., dated as of October 5, 2021		F-4	333-262011	1/5/2022

10.30	Amendment No. 1 to Sub-License and Delegation Agreement, between Gryphon Digital Mining, Inc. and Sphere 3D Corp., dated as of December 29, 2021		6-K	001-36532	1/5/2022

10.31	Sales and Purchase Agreement dated February 3, 2022 between Sphere 3D Corp. and NuMiner Global, Inc.		6-K	001-36532	2/4/2022

10.32	Waxahachie, Texas Lease Agreement dated January 25, 2022 between HVE Inc. and BarBell Real Estate, LLC	X

14.1	Code of Business Conduct and Ethics Policy		6-K	001-36532	4/1/2015

21.1	Subsidiaries of Registrant	X

23.1	Consent of Independent Registered Public Accounting Firm	X
23.2	Consent of Independent Registered Public Accounting Firm	X

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

101.INS	XBRL Instance Document - the instance document does not appear in the interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	X

Exhibit		Filed	Incorporated by Reference
Number	Description	Herewith	Form	File No.	Date Filed
101.SCH	XBRL Taxonomy Extension Schema	X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase	X

101.DEF	XBRL Taxonomy Extension Definition Linkbase	X

101.LAB	XBRL Taxonomy Extension Label Linkbase	X

101.PRE	XBRL Taxonomy Presentation Linkbase	X

104	Cover Page Interactive Data File (formatted as inline XBRL as contained in Exhibit 101)	X
_______________
+ Management contract or compensation plan or arrangement.
# Certain confidential portions of this Exhibit were omitted pursuant to Item 601(b)(10)(iv) by means of marking such portions with brackets (“[***]”); the identified confidential portions (i) are not material and (ii) are customarily and actually treated as private or confidential.
ITEM 16. FORM 10-K SUMMARY
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Sphere 3D Corp.

/s/ Patricia Trompeter
Patricia Trompeter
Chief Executive Officer
Date:   March 31, 2023
POWER OF ATTORNEY
Each person whose signature appears below constitutes and appoints Patricia Trompeter and Kurt L. Kalbfleisch, jointly and severally, as their attorney-in-fact, each with the power of substitution, for her or him in any and all capacities, to sign any amendments to this annual report on Form 10-K and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof. Pursuant to the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ PATRICIA TROMPETER	Chief Executive Officer (Principal Executive Officer)	March 31, 2023
Patricia Trompeter

/s/ KURT L. KALBFLEISCH	Chief Financial Officer (Principal Financial and Accounting Officer)	March 31, 2023
Kurt L. Kalbfleisch

/s/ DAVID DANZIGER	Director	March 31, 2023
David Danziger
/s/ TIMOTHY HANLEY	Director	March 31, 2023
Timothy Hanley

/s/ SUSAN S. HARNETT	Director	March 31, 2023
Susan S. Harnett
/s/ VIVEKANAND MAHADEVAN	Director	March 31, 2023
Vivekanand Mahadevan

/s/ DUNCAN J. MCEWAN	Director	March 31, 2023
Duncan McEwan

_______________________________________________

SPHERE 3D CORP.
For the Years Ended December 31, 2022 and 2021

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Shareholders and Board of Directors of
Sphere 3D Corp.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheet of Sphere 3D Corp. and its subsidiaries (collectively, the “Company”) as of December 31, 2022, and the related consolidated statements of operations, comprehensive loss, shareholders’ equity, and cash flows for the year then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022, and the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.
Going Concern Matter
The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses from operations and does not expect to have sufficient working capital to fund its operations that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.
Basis for Opinion
These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.
Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.
Critical Audit Matters
Critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined that there are no critical audit matters.
/s/ MaloneBailey, LLP
www.malonebailey.com
We have served as the Company’s auditor since 2022.
Houston, Texas
March 31, 2023

Report of Independent Registered Public Accounting Firm
To the Shareholders and the Board of Directors of
Sphere 3D Corp.
Opinion on the Financial Statements
We have audited the accompanying consolidated financial statements of Sphere 3D Corp. and its subsidiaries (the “Company”) which comprise the consolidated balance sheet as of December 31, 2021, and the related consolidated statements of operation, comprehensive loss, cash flows, and shareholders’ equity (deficit) for the year ended December 31, 2021, and the related notes (collectively referred to as the “consolidated financial statements”).
In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as at December 31, 2021, and the consolidated results of its operations and its consolidated cash flows for the year ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.
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

Critical Audit Matters
The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements; and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.
Valuation of Filecoiner, Inc. Preferred Shares
As described in Notes 3 and 6 to the consolidated financial statements, the Company received 8,000 Series B preferred shares of Filecoiner, Inc. (“Filecoiner”) (“Filecoiner Series B shares”) as consideration for the sale of its SnapServer product line to Filecoiner. The fair value of the Filecoiner Series B shares was estimated to be $6.4 million by management. The valuation of the Filecoiner Series B shares required management to make significant estimates and judgments. Management determined the fair value using a Monte Carlo Simulation and a capital option pricing model. The significant assumptions used by management to value the Filecoiner Series B shares included Filecoiner’s forecasted revenues, discount rate, volatility, risk free rate and cost of debt.
The principal considerations for our determination that performing procedures relating to valuation of Filecoiner preferred shares is a critical audit matter are (i) the significant judgments by management to determine the fair values of the series B preferred shares, which included significant assumptions related to Filecoiner’s revenue forecast, discount rate, volatility and cost of debt; (ii) the significant audit effort due to a high degree of auditor subjectivity and judgment to evaluate the audit evidence obtained related to the significant assumptions used in the valuation, and (iii) the audit effort which involved the use of professionals with specialized skill and knowledge.
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures also included, among others, (i) the involvement of professionals with specialized skill and knowledge to assist in developing an independent range of possible valuations of Filecoiner Series B shares based on third party data and independently developed assumptions of Filecoiner’s discount rate, volatility and cost of debt, and (ii) comparing the independent estimate to management’s estimate to evaluate the reasonableness of management’s estimate.
Valuation of equity instruments issued under the Hertford Agreement
As described in Note 8 to the consolidated financial statements, the Company issued 4,500,000 common shares with a fair value of $11.4 million and 96,000 Series H Preferred Shares (“Series H shares”) with a fair value of $42.4 million to Hertford Advisors Ltd. (“Hertford”) for rights to a number of cryptocurrency mining hardware agreements and a mining facility agreement. In addition, as described in Note 11, the Company issued 2,880,000 common shares with a fair value of $12.8 million as a fee to Majestic Dragon. The valuation of the Series H shares and common shares issued by the Company required management to make significant estimates and judgments. The significant assumptions used by management to value the Series H shares included fair market value estimates of comparable cryptocurrency mining hardware equipment. The significant assumptions used by management to value the common shares issued to Hertford and Majestic Dragon involved assessing a relevant holding period, risk free rate and volatility.
The principal considerations for our determination that performing procedures relating to valuation of equity instruments issued under the Hertford Agreement is a critical audit matter are (i) the significant judgments by management to determine the fair values of the Series H shares and common shares issued; (ii) the significant audit effort due to a high degree of auditor subjectivity and judgment to evaluate the audit evidence obtained related to the significant assumptions used in the valuation, and (iii) the audit effort which involved the use of professionals with specialized skill and knowledge.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures also included, among others, (i) the involvement of professionals with specialized skill and knowledge to assist in developing an independent range of possible valuations for the equity instruments issued based on third party data and independently developed assumptions of the Company’s risk free rate, holding period and volatility, and (ii) comparing the independent estimate to management’s estimate to evaluate the reasonableness of management’s estimate.
/s/ Smythe LLP
Chartered Professional Accountants
Vancouver, Canada
March 30, 2022
We served as the Company’s auditor from 2019 to 2022.

Sphere 3D Corp.
Consolidated Balance Sheets
(in thousands of U.S. dollars, except shares)

	December 31, 2022	December 31, 2021
Assets
Current assets:
Cash and cash equivalents	$1,337	$54,355
Digital assets	1,695	—
Restricted cash	206	—
Accounts receivable, net	174	181
Notes receivable	3,821	1,859
Other current assets	3,051	22,027
Total current assets	10,284	78,422
Property and equipment, net	34,259	—
Intangible assets, net	9,477	63,017
Funds held in trust account	10,297	—
Investments	—	19,949
Notes receivable	—	11,988
Other assets	18,699	102,548
Total assets	$83,016	$275,924
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$2,993	$1,252
Accrued liabilities	1,537	3,250
Accrued payroll and employee compensation	696	199
Deferred revenue	160	210
Other current liabilities	814	297
Total current liabilities	6,200	5,208
Deferred underwriting fee	4,554	—
Warrant liabilities	864	—
Deferred revenue, long-term	56	58
Other non-current liabilities	310	1,032
Total liabilities	11,984	6,298
Commitments and contingencies (Note 14)
Series H preferred shares, no par value, unlimited shares authorized, 60,000 and 96,000 shares issued and outstanding at December 31, 2022 and 2021, respectively	26,469	42,350
Redeemable non-controlling interest	9,998	—
Total temporary equity	36,467	42,350

Shareholders’ equity:
Common shares, no par value; 68,631,104 and 63,566,403 shares issued and outstanding as of December 31, 2022 and 2021, respectively	456,402	444,265
Accumulated other comprehensive loss	(1,799)	(1,794)
Accumulated deficit	(419,732)	(215,195)
Total Sphere 3D Corp. shareholders’ equity	34,871	227,276
Non-controlling interest	(306)	—
Total shareholders' equity	34,565	227,276
Total liabilities, temporary equity, and shareholders’ equity	$83,016	$275,924
See accompanying notes to consolidated financial statements.

Sphere 3D Corp.
Consolidated Statements of Operations
(in thousands of U.S. dollars, except share and per share amounts)

	Year Ended December 31,
	2022	2021
Revenues:
Digital mining revenue	$3,443	$—
Service and product revenue	2,634	3,720
Total revenues	6,077	3,720
Operating costs and expenses:
Cost of digital mining revenue	2,044	—
Cost of service and product revenue	1,373	1,718
Sales and marketing	1,009	1,317
Research and development	605	971
General and administrative	24,134	12,927
Depreciation and amortization	28,263	5,685
Impairment of mining equipment	75,922	—
Provision for losses on deposits due to vendor bankruptcy filings	16,069	—
Impairment of goodwill and acquired intangible assets	13,182	820
Impairment of digital assets	1,148	—
Total operating expenses	163,749	23,438
Loss from operations	(157,672)	(19,718)
Other income (expense):
Impairment of investments	(14,529)	—
Forgiveness of note receivable	(13,145)	—
Provision for losses on deposit for mining equipment	(10,000)	—
Interest income and other, net	2,600	2,930
Interest expense, related party	—	(495)
Interest expense	—	(21)
Loss before income taxes	(192,746)	(17,304)
Provision for (benefit from) income taxes	166	(15)
Net loss	(192,912)	(17,289)
Less: Non-controlling interest loss	(111)	—
Net loss attributable to Sphere 3D Corp.	(192,801)	(17,289)
Dividends on preferred shares	—	531
Net loss attributable to common shareholders	$(192,801)	$(17,820)

Net loss per share:
Net loss per share basic and diluted	$(2.91)	$(0.58)
Shares used in computing net loss per share:
Basic and diluted	66,294,407	30,862,508
See accompanying notes to consolidated financial statements.

Sphere 3D Corp.
Consolidated Statements of Comprehensive Loss
(in thousands of U.S. dollars)

	Year Ended December 31,
	2022	2021
Net loss	$(192,912)	$(17,289)
Other comprehensive loss:
Foreign currency translation adjustment	(5)	(3)
Total other comprehensive loss	(5)	(3)
Comprehensive loss	$(192,917)	$(17,292)
See accompanying notes to consolidated financial statements.

Sphere 3D Corp.
Consolidated Statements of Shareholders’ Equity
(in thousands of U.S. dollars, except shares)

	Common Shares		Preferred Shares		Accumulated Other Comprehensive Loss	Accumulated Deficit	Non-controlling Interest	Total Shareholders' Equity
	Shares	Amount	Shares	Amount
Balance at January 1, 2021	7,867,186	$192,406	9,355,778	$11,769	$(1,791)	$(197,375)	$—	$5,009
Issuance of preferred shares, net	—	—	10,000	9,575	—	—	—	9,575
Issuance of common shares for conversion of preferred shares	11,081,824	21,344	(9,365,778)	(21,344)	—	—	—	—
Issuance of common shares and warrants, net	32,018,530	195,017	—	—	—	—	—	195,017
Acquisition of intangible asset	4,500,000	11,408	—	—	—	—	—	11,408
Issuance of common shares for the settlement of liabilities	4,664,852	17,731	—	—	—	—	—	17,731
Issuance of common shares for conversion of convertible debt	468,225	799	—	—	—	—	—	799
Issuance of common shares pursuant to the vesting of restricted stock units	133,553	—	—	—	—	—	—	—
Issuance of warrants for settlement of liabilities	—	2,821	—	—	—	—	—	2,821
Exercise of warrants	2,732,233	2,121	—	—	—	—	—	2,121
Exercise of stock options	100,000	252	—	—	—	—	—	252
Share-based compensation	—	366	—	—	—	—	—	366
Other comprehensive loss	—	—	—	—	(3)	—	—	(3)
Net loss	—	—	—	—	—	(17,289)	—	(17,289)
Preferred dividends	—	—	—	—	—	(531)	—	(531)
Balance at December 31, 2021	63,566,403	444,265	—	—	(1,794)	(215,195)	—	227,276
Issuance of common shares for the purchase of intangible assets	1,350,000	1,721	—	—	—	—	—	1,721
Issuance of common shares and warrants for the settlement of liabilities	950,000	1,957	—	—	—	—	—	1,957
Issuance of common shares for vested restricted stock units, net of shares withheld for income taxes	2,764,701	—	—	—	—	—	—	—
Share-based compensation	—	8,459	—	—	—	—	—	8,459
Non-controlling interest	—	—	—	—	—	—	(195)	(195)
Adjustment to increase non-controlling interest to maximum redemption value	—	—	—	—	—	(11,736)		(11,736)
Other comprehensive loss	—	—	—	—	(5)	—	—	(5)
Net loss	—	—	—	—	—	(192,801)	(111)	(192,912)
Balance at December 31, 2022	68,631,104	$456,402	—	$—	$(1,799)	$(419,732)	$(306)	$34,565
See accompanying notes to consolidated financial statements.

Sphere 3D Corp.
Consolidated Statements of Cash Flows
(in thousands of U.S. dollars)

	Year Ended December 31,
	2022	2021
Operating activities:
Net loss	$(192,912)	$(17,289)
Adjustments to reconcile net loss to cash used in operating activities:
Impairment of mining equipment	75,922	—
Provision for losses on deposits made due to vendor bankruptcy filings	16,069	—
Impairment of investments	14,529	—
Impairment of goodwill and acquired intangible assets	13,182	820
Forgiveness of note receivable	13,145	—
Provision for losses on deposit for mining equipment	10,000	—
Depreciation and amortization	28,263	5,685
Share-based compensation	8,459	366
Gain on forgiveness of liabilities	(2,083)	(189)
Issuance of common shares and warrants for settlement of liabilities	1,957	2,821
Change in fair value of crypto asset payable	(1,422)	—
Impairment of digital assets	1,148	—
Digital assets issued for services	619	—
Change in fair value of warrant liabilities	309	—
Realized gain on sale of digital assets	(19)	—
Noncash lease cost	14	—
Gain on disposal of product line	—	(4,992)
Gain on forgiveness of debt	—	(1,125)
Preferred shares penalty fee	—	653
Amortization of debt issuance costs	—	485
Changes in operating assets and liabilities:
Accounts receivable	7	75
Digital assets	(3,443)	—
Accounts payable and accrued liabilities	1,204	3,925
Accrued payroll and employee compensation	497	(94)
Deferred revenue	(52)	(555)
Other assets	(16,066)	(20,297)
Other liabilities	(98)	1,193
Net cash used in operating activities	(30,771)	(28,518)
Investing activities:
Cash assumed in connection with consolidation of SPAC	161	—
Payments for purchase of property and equipment	(17,631)	(102,238)
Notes receivable	(4,265)	(10,035)
Purchase of intangible assets	(306)	—
Investments	—	(10,420)
Net cash used in investing activities	(22,041)	(122,693)

Sphere 3D Corp.
Consolidated Statements of Cash Flows (continued)
(in thousands of U.S. dollars)

	Year Ended December 31,
	2022	2021
Financing activities:
Proceeds from issuance of common shares and warrants	—	194,572
Proceeds from issuance of preferred shares	—	9,575
Proceeds from exercise of outstanding warrants	—	1,991
Payments for debt	—	(1,103)
Proceeds from debt	—	447
Payments for line of credit, net	—	(402)
Proceeds from exercise of stock options	—	252
Payments for preferred share dividends	—	(227)
Net cash provided by financing activities	—	205,105
Net (decrease) increase in cash, cash equivalents, and restricted cash	(52,812)	53,894
Cash, cash equivalents and restricted cash, beginning of year	54,355	461
Cash, cash equivalents and restricted cash, end of year	$1,543	$54,355

Supplemental disclosures of cash flow information:
Cash paid for taxes	$166	$—
Cash paid for interest	$—	$34
Supplemental disclosures of non-cash investing and financing activities:
Reclassification of deposit for mining equipment received	$111,472	$—
Cancellation of preferred shares	$15,881	$—
Issuance of common shares for acquisition of intangible asset	$1,721	$11,408
Amounts accrued for purchases of property and equipment	$1,561	$—
Right-of-use asset obtained in exchange for lease obligation	$353	$—
Issuance of preferred shares for acquisition of intangible asset	$—	$42,350
Issuance of common shares for settlement of liabilities	$—	$17,731
Issuance of common shares for conversion of convertible debt	$—	$799

See accompanying notes to consolidated financial statements.

Sphere 3D Corp.
Notes to Consolidated Financial Statements
1.Organization and Business
Sphere 3D Corp. was incorporated under the Business Corporations Act (Ontario) on May 2, 2007 as T.B. Mining Ventures Inc. On March 24, 2015, the Company completed a short-form amalgamation with a wholly-owned subsidiary. In connection with the short-form amalgamation, the Company changed its name to “Sphere 3D Corp.” Any reference to the “Company”, “Sphere 3D”, “we”, “our”, “us”, or similar terms refers to Sphere 3D Corp. and its subsidiaries. In January 2022, the Company commenced operations of its digital mining operation dedicated to becoming a leading carbon-neutral Bitcoin mining company. The Company is establishing an enterprise-scale mining operation through procurement of next-generation mining equipment and partnering with experienced service providers. In addition, the Company delivers data management and desktop and application virtualization solutions through hybrid cloud, cloud and on premise implementations by its global reseller network. The Company achieves this through a combination of containerized applications, virtual desktops, virtual storage and physical hyper-converged platforms. The Company’s products allow organizations to deploy a combination of public, private or hybrid cloud strategies while backing them up with the latest storage solutions. The Company’s brands include HVE ConneXions (“HVE”) and Unified ConneXions (“UCX”). In October 2021, the Company sold its SnapServer® product line and associated assets.
Special Purpose Acquisition Company
In April 2021, the Company sponsored a special purpose acquisition company (“SPAC”), Minority Equality Opportunities Acquisition Inc. (“MEOA”), through its wholly owned subsidiary, Minority Equality Opportunities Acquisition Sponsor, LLC (“SPAC Sponsor”). The registration statement for MEOA’s Initial Public Offering was declared effective by the U.S. Securities and Exchange Commission (the “SEC”) on August 25, 2021. On August 30, 2021, MEOA consummated the IPO. After the securities comprising the units trading under the symbol “MEAOU” began separate trading, the shares of Class A common stock and warrants were listed on NASDAQ under the symbols “MEOA” and “MEOAW,” respectively.
In connection with the meeting of the stockholders of MEOA that was held on November 29, 2022, the holders of MEOA’s shares of its Class A common stock exercised their right to redeem such shares for a pro rata portion of the funds in the trust account. After giving effect to the redemption of MEOA’s public shares, on November 30, 2022, the Company owns a controlling interest and MEOA has been consolidated.
Liquidity and Going Concern
The Company has recurring losses from operations and incurred a net loss of approximately $192.8 million for the year ended December 31, 2022. Management has projected that cash on hand may not be sufficient to allow the Company to continue operations beyond the next 12 months based on our hashing rate at December 31, 2022, if we are unable to raise additional funding for operations. We expect our working capital needs to increase in the future as we continue to expand and enhance our operations. Our ability to raise additional funds for working capital through equity or debt financings or other sources may depend on the financial success of our then current business and successful implementation of our key strategic initiatives, financial, economic and market conditions and other factors, some of which are beyond our control. No assurance can be given that we will be successful in raising the required capital at a reasonable cost and at the required times, or at all. Further equity financings may have a dilutive effect on shareholders and any debt financing, if available, may require restrictions to be placed on our future financing and operating activities. We require additional capital and if we are unsuccessful in raising that capital, we may not be able to continue our business operations in the cryptocurrency mining industry or we may be unable to advance our growth initiatives, either of which could adversely impact our business, financial condition and results of operations.

Significant changes from the Company’s current forecasts, including but not limited to: (i) shortfalls from projected sales levels; (ii) unexpected increases in product costs; (iii) increases in operating costs; (iv) fluctuations in the value of cryptocurrency; and (v) inability to maintain compliance with the requirements of the NASDAQ Capital Market and/or inability to maintain listing with the NASDAQ Capital Market could have a material adverse impact on the Company’s ability to access the level of funding necessary to continue its operations at current levels. If any of these events occurs or the Company is unable to generate sufficient cash from operations or financing sources, the Company may be forced to liquidate assets where possible and/or curtail, suspend or cease planned programs or operations generally or seek bankruptcy protection or be subject to an involuntary bankruptcy petition, any of, which would have a material adverse effect on the Company’s business, results of operations, financial position and liquidity.
These factors, among others, raise substantial doubt that the Company will be able to continue as a going concern. The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business and do not include any adjustments that might result from the outcome of this uncertainty.
Terminated Merger Agreement
On June 3, 2021, the Company entered into an Agreement and Plan of Merger, which was subsequently amended on December 29, 2021 (the “Merger Agreement”), which the Company agreed to acquire all of the issued and outstanding capital stock of Gryphon Digital Mining, Inc. (“Gryphon”) through a merger transaction (the “Merger”).
On February 15, 2022, and subsequently on March 7, 2022, primarily as a result of comments the Company received from the SEC relating to an amendment to the registration statement on Form F-4 we filed with the SEC on January 5, 2022 in connection with our proposed merger with Gryphon, we retained two independent investment banks to review the terms of the proposed Gryphon merger transaction. The nature of the review was to provide an independent analysis as to whether the consideration to be paid by us in the proposed merger was fair to our stockholders from a financial point of view and to assess the inputs to the financial models that were used to test such fairness.
On April 4, 2022, the Merger Agreement was terminated. The Company and Gryphon will continue its relationship through the Gryphon Master Services Agreement entered into in 2021.
2.Significant Accounting Policies
Principles of Consolidation
The consolidated financial statements of the Company have been prepared by management in accordance with accounting principles generally accepted in the United States of America (“GAAP”), applied on a basis consistent for all periods. Subsidiaries in which controlling interests are maintained are consolidated. All intercompany balances and transactions have been appropriately eliminated in consolidation.
Use of Estimates
The preparation of the consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.
Reclassifications
Certain prior period amounts have been reclassified for consistency with the current period presentation. The reclassifications did not have a material impact on the Company's consolidated financial statements and related disclosures.

Foreign Currency Translation
The financial statements of the Company’s foreign subsidiary, for which the functional currency is the local currency, is translated into U.S. dollars using the exchange rate at the consolidated balance sheet date for assets and liabilities and a weighted-average exchange rate during the year for revenue, expenses, gains and losses. Translation adjustments are recorded as other comprehensive income (loss) within shareholders’ equity. Gains or losses from foreign currency transactions are recognized in the consolidated statements of operations. Such transactions resulted in a loss of $46,000 and $41,000 for the years ended December 31, 2022 and 2021, respectively.
Cash and Cash Equivalents
Highly liquid investments with insignificant interest rate risk and original maturities of three months or less, when purchased, are classified as cash equivalents. Cash equivalents are composed of money market funds. The Company maintains cash and cash equivalent balances with financial institutions that exceed federally insured limits. The Company has not experienced any losses related to these balances and believes credit risk to be minimal.
Restricted Cash and Cash Equivalents
Restricted cash is cash held in a separate bank account with restrictions on withdrawal. The Company’s restricted cash classified as current, is pledged as collateral for a standby letter of credit to be used for the bonding purpose necessary for the Company to receive mining machines.
Funds held in trust account are restricted and invested in U.S. government treasury money market funds. Except with respect to interest earned on the funds held in the trust account that may be released to MEOA, to pay its franchise and income tax obligations (less up to $100,000 of interest to pay dissolution expenses), the proceeds will not be released from the trust account to MEOA until the earliest of: (a) the completion of MEOA’s initial business combination; or (b) the redemption of the public shares if MEOA is unable to complete the initial business combination on or prior to May 30, 2023, subject to applicable law.
Accounts Receivable
Accounts receivable is recorded at the invoiced amount and is non-interest bearing. The Company estimates its allowance for doubtful accounts based on an assessment of the collectability of specific accounts and the overall condition of the accounts receivable portfolio. When evaluating the adequacy of the allowance for doubtful accounts, the Company analyzes specific trade and other receivables, historical bad debts, customer credits, customer concentrations, customer credit-worthiness, current economic trends and changes in customers’ payment terms and/or patterns. The Company reviews the allowance for doubtful accounts on a quarterly basis and record adjustments as considered necessary. Customer accounts are written-off against the allowance for doubtful accounts when an account is considered uncollectable. At December 31, 2022 and 2021, allowance for doubtful accounts of $3,200 and nil, respectively, was recorded.
Digital Assets
The Company accounts for digital assets as indefinite-lived intangible assets. The digital assets are recorded at cost less impairment.
An impairment analysis is performed at each reporting period or more frequently, when events or changes in circumstances occur indicating that it is more likely than not that the indefinite-lived asset is impaired. The fair value of digital assets is determined on a nonrecurring basis based on the lowest intraday quoted price on the active exchange(s) that the Company has determined as the principal market for digital assets (Level 1 inputs). If the carrying value of the digital asset exceeds the fair value based on the lowest price quoted in the active exchanges during the period, an impairment loss has occurred with respect to those digital assets in the amount equal to the difference between their carrying values and the price determined.

Impairment losses are recognized in operating expenses in the consolidated statements of operations in the period in which the impairment is identified. The impaired digital assets are written down to their fair value at the time of impairment and this new cost basis will not be adjusted upward for any subsequent increase in fair value. Gains are not recorded until realized upon sale or disposition.
Digital assets awarded to the Company through its mining activities are included within operating activities on the accompanying consolidated statements of cash flows. The sales of digital assets are included within operating activities in the accompanying consolidated statements of cash flows and any realized gains or losses from such sales are included in other income (expense) in the consolidated statements of operations. The Company accounts for its gains or losses in accordance with the first in first out (FIFO) method of accounting.
The following table presents the activities of the digital assets (in thousands):

Balance at January 1, 2022	$—
Addition of digital assets	3,443
Digital assets issued for services	(619)
Realized gain on sale of digital assets	19
Impairment loss	(1,148)
Balance at December 31, 2022	$1,695
Investments
The Company holds investments in equity securities of public and nonpublic companies for business and strategic purposes. The nonpublic equity securities do not have a readily determinable fair value and are carried at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer. The Company reviews its investments on a regular basis to determine if the investments are impaired. For purposes of this assessment, the Company considers the investee’s cash position, earnings and revenue outlook, liquidity and management ownership, among other factors, in its review. If management’s assessment indicates that an impairment exists, the Company estimates the fair value of the equity investment and recognizes in current earnings an impairment loss that is equal to the difference between the fair value of the equity investment and its carrying amount.
Leases
The Company has entered into operating leases primarily for real estate. These leases have contractual terms which range from 12 months to 5 years. The Company determines if an arrangement contains a lease at inception. Right of use (“ROU”) assets and liabilities resulting from operating leases are included in property and equipment, other liabilities and other long-term liabilities on our consolidated balance sheets. Operating lease ROU assets and liabilities are recognized based on the present value of the future minimum lease payments over the lease term at commencement date. As the leases typically do not provide an implicit rate, the Company uses the incremental borrowing rate based on the information available at commencement date in determining the discount rate to calculate the present value of future payments. The operating lease ROU asset may also include any lease payments made and exclude lease incentives and initial direct costs incurred. The Company’s leases do not include options to extend the lease. Short-term leases with an initial term of 12 months or less are not recorded on the balance sheet. Lease expense for minimum lease payments is recognized on a straight-line basis over the lease term.
Property and Equipment
Property and equipment consists of mining equipment is stated at cost, including purchase price and all shipping and custom fees, and depreciated using the straight-line method over the estimated useful lives of the assets, generally five years.

The Company reviews the carrying amounts of property and equipment when events or changes in circumstances indicate the assets may not be recoverable. If any such indication exists, the fair value of the asset is estimated in order to determine the extent of the impairment loss, if any.
Intangible Assets
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
Purchased intangible assets are amortized on a straight-line basis over their economic lives of 15 months to 15 years for supplier agreements, six years for channel partner relationships, and seven years for customer relationships as this method most closely reflects the pattern in which the economic benefits of the assets will be consumed.
The Company has purchased carbon credits that it intends to use. As it intends to use these carbon credits, the assets have been classified as intangible assets. When the carbon credit is used, it will be expensed as an operating expense.
Impairment of Intangible Assets
The Company performs regular reviews of intangible assets to determine if any event has occurred that may indicate that intangible assets with finite useful lives and other long-lived assets are potentially impaired. Triggering events for impairment reviews may be indicators such as adverse industry or economic trends, restructuring actions, lower projections of profitability, or a sustained decline in our market capitalization. Intangible assets are quantitatively assessed for impairment, if necessary, by comparing their estimated fair values to their carrying values. If the carrying value exceeds the fair value, the difference is recorded as an impairment.
Warrant Liabilities
Warrant liabilities are for warrants for shares of MEOA’s common stock that are not indexed to its own stock are presented as liabilities at fair value on the consolidated balance sheets. The warrants are subject to remeasurement at each balance sheet date and any change in fair value is recognized in interest income and other, net, on the consolidated statements of operations. Changes in the estimated fair value of the warrants are recognized as a non-cash gain or loss on the consolidated statements of cash flows. The fair value of the public warrants issued in connection with MEOA's public offering has been measured based on the listed market price of such warrants. The Company recorded a fair value adjustment for warrant liabilities of $0.3 million for the year ended December 31, 2022.
Redeemable Non-controlling Interest
Redeemable non-controlling interest is interest in a subsidiary of the Company that are redeemable outside of the Company’s control either for cash or other assets. This interest is classified as temporary equity and measured at the estimated redemption value at the end of each reporting period. The resulting increases or decreases in the estimated redemption amount are effected by corresponding charges to accumulated deficit. At December 31, 2022, redeemable non-controlling interest recorded within the Company’s consolidated balance sheets relates to its subsidiary, MEOA.
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
The Company is engaged with digital asset mining pool operators to provide computing power to the mining pools. In exchange for providing computing power, the Company is entitled to a fractional share of the fixed cryptocurrency award the mining pool operator receives for successfully adding a block to the blockchain, plus a fractional share of the transaction fees attached to that blockchain. The Company’s fractional share is based on the proportion of computing power the Company contributed to the mining pool operator to the total computing power contributed by all mining pool participants in solving the current algorithm. The Company satisfies its performance obligation at the point in time that the Company is awarded a unit of digital currency through its participation in the applicable network and network participants benefit from the Company’s verification service. The transaction price is the fair value of the digital asset mined, being the fair value per the prevailing market rate for that digital asset on the transaction date, and this is allocated to the number of digital assets mined. The transaction consideration the Company receives is noncash consideration, in the form of digital currency, which the Company measures at fair value on the date received which is not materially different than the fair value at contract inception or time the Company has earned the award from the mining pools. Fair value of the digital currency award received is determined using the spot price of the related digital currency on the date earned. The Company cannot determine, during the course of solving for a block, that a reversal of revenue is not probable and therefore revenue is recognized when the mining pool operator successfully places a block (by being the first to solve an algorithm) and the Company receives confirmation of the consideration it will receive.
Expenses associated with running the digital asset mining operations, such as equipment depreciation, rent, operating supplies, utilities and monitoring services are recorded as cost of revenues.
The Company also generates revenue from: (i) solutions for standalone storage and integrated hyper-converged storage; (ii) professional services; and (iii) warranty and customer services. The Company recognizes revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the Company expects to be entitled in exchange for those goods or services. To determine revenue recognition for contracts with customers the Company performs the following five steps: (i) identify the promised goods or services in the contract; (ii) identify the performance obligations in the contract, including whether they are distinct in the context of the contract; (iii) determine the transaction price, including the constraint on variable consideration; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when (or as) the Company satisfies the performance obligations.
The majority of the Company’s product and service revenue is recognized when performance obligations under the terms of a contract with a customer are satisfied at a point in time. These contracts are generally comprised of a single performance obligation to transfer products. Accordingly, the Company recognizes revenue when change of control has been transferred to the customer, generally at the time of shipment of products. The Company sells its products both directly to customers and through distributors generally under agreements with payment terms typically less than 45 days. Revenue on direct product sales, excluding sales to distributors, are not entitled to any specific right of return or price protection, except for any defective product that may be returned under our standard product warranty. Product sales to distribution customers that are subject to certain rights of return, stock rotation privileges and price protections, contain a component of “variable consideration.” Revenue is measured as the amount of consideration the Company expects to receive in exchange for transferring products and is generally based upon a negotiated fixed price and is net of estimates for variable considerations.
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
Extended Warranty
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
Advertising Costs
Advertising costs are expensed as incurred. Advertising expenses were nil and $104,000 for the years ended December 31, 2022 and 2021, respectively.
Research and Development Costs
Research and development expenses include payroll, employee benefits, share-based compensation expense, and other headcount-related expenses associated with product development. Research and development expenses also include third-party development and programming costs. Research and development expenses are charged to operating expenses as incurred when these expenditures relate to the Company’s research and development efforts and have no alternative future uses.
Segment Information
Operating segments are defined as components of an enterprise for which separate financial information is available and evaluated regularly by the chief operating decision maker, or decision-making group, in deciding the method to allocate resources and assess performance. The Company has two operating segments.
Income Taxes
The Company provides for income taxes utilizing the asset and liability approach of accounting for income taxes. Under this approach, deferred taxes represent the future tax consequences expected to occur when the reported amounts of assets and liabilities are recovered or paid. The provision for income taxes generally represents income taxes paid or payable for the current year plus the change in deferred taxes during the year. Deferred taxes result from differences between the financial and tax basis of our assets and liabilities and are adjusted for changes in tax rates and tax laws when changes are enacted. Valuation allowances are recorded to reduce deferred tax assets when a judgment is made that it is considered more likely than not that a tax benefit will not be realized. A decision to record a valuation allowance results in an increase in income tax expense or a decrease in income tax benefit. If the valuation allowance is released in a future period, income tax expense will be reduced accordingly.
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
Concentration of Credit Risks
Financial instruments that potentially subject us to concentrations of credit risk consist primarily of notes receivable and trade accounts receivable, which are generally not collateralized. To reduce credit risk, the Company performs ongoing credit evaluations of its customers and maintain allowances for potential credit losses for estimated bad debt losses.
Share-based Compensation
The Company accounts for share-based awards, and similar equity instruments, granted to employees, non-employee directors, and consultants in accordance with the authoritative guidance for share-based compensation. Share-based compensation award types include stock options, restricted stock units (“RSUs”) and restricted stock awards (“RSAs”). Share-based compensation expense is recognized on a straight-lined basis over the requisite service period (usually the vesting period) except for options with graded vesting which is recognized pursuant to an accelerated method. Forfeitures are recognized as a reduction in share-based compensation expense as they occur.
Non-controlling Interest
The Company accounts for its non-controlling interest in accordance with the authoritative guidance for consolidation which governs the accounting for and reporting of non-controlling interests (“NCIs”) in partially owned consolidated subsidiaries and the loss of control of subsidiaries. Certain provisions of the guidance indicate, among other things, that NCIs be treated as a separate component of equity, not as a liability, that increases and decreases in the parent’s ownership interest that leave control intact be treated as equity transactions rather than as step acquisitions or dilution gains or losses, and that losses of a partially owned consolidated subsidiary be allocated to the NCI even when such allocation might result in a deficit balance. The net income (loss) attributed to the NCI is separately designated in the accompanying consolidated statements of operations.
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
In August 2020, the FASB issued Accounting Standards Update (“ASU”) No. 2020-06, Debt with Conversion and other Options (Subtopic 470-20) and Derivatives and Hedging - Contracts in Entity’s Own Equity (Subtopic 815-40) (“ASU 2020-06”). The new guidance eliminates the beneficial conversion and cash conversion accounting models for convertible instruments. It also amends the accounting for certain contracts in an entity’s own equity that are currently accounted for as derivatives because of specific settlement provisions. In addition, the new guidance requires that the if-converted method is used in computing diluted EPS for all convertible instruments. The update is effective for annual reporting periods, including interim periods, beginning after December 15, 2021. The adoption of the new standard did not have a material effect on our financial position, results of operations or cash flows.
Accounting pronouncements pending adoption
On October 28, 2021, the FASB issued Accounting Standards Update No. 2021-08, Accounting for Contract Assets and Contract Liabilities from Contracts with Customers (“ASU 2021-08”). ASU 2021-08 amends ASC 805 to require acquiring entities to apply Topic 606 to recognize and measure contract assets and contract liabilities acquired in a business combination. The new standard is effective for the Company for its fiscal year beginning January 1, 2023 and interim periods within its fiscal year beginning January 1, 2023. Early adoption is permitted. The Company does not expect the adoption of this update will have a significant impact on its financial statements.
3.Disposal of SnapServer® Product Line
In October 2021, the Company and Filecoiner, Inc. (“Filecoiner”) entered into an acquisition agreement under which the Company’s subsidiary, HVE, sold the assets, including intellectual property, associated with the Company’s SnapServer® product line to Filecoiner, in exchange for 8,000 shares of Series B preferred stock of Filecoiner (“Filecoiner Series B Preferred Stock”) with a fair value equal to $6.4 million determined using valuation models. The Company recorded a gain on the sale of the assets of $5.0 million and is included in interest income and other, net on the consolidated statement of operations.
4.Fair Value Measurements
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
Assets and Liabilities that are Measured at Fair Value on a Recurring Basis
The Company’s consolidated financial instruments include cash equivalents, accounts receivable, notes receivable, investments, accounts payable, accrued liabilities, warrant liabilities and preferred shares. Fair value estimates of these instruments are made at a specific point in time, based on relevant market information. These estimates may be subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. The carrying amount of cash equivalents, accounts receivable, notes receivable, accounts payable and accrued liabilities are generally considered to be representative of their respective fair values because of the short-term nature of those instruments.
Assets and Liabilities that are Measured at Fair Value on a Nonrecurring Basis
As discussed in Note 2, Summary of Significant Accounting Policies, to the Consolidated Financial Statements, the Company accounts for its bitcoin as indefinite-lived intangible assets, which are subject to impairment losses if the fair value of its bitcoin held decreases below their carrying value during the reporting period.
The Company's non-financial assets such as property and equipment and intangible assets are recorded at fair value when an impairment is recognized or at the time acquired in an asset acquisition or business combination measured using significant unobservable inputs (Level 3). As discussed in Note 7 - Certain Balance Sheet Items and Note 8 - Intangible Assets, at December 31, 2022 and 2021, the Company recorded impairment charges associated with property and equipment, acquired intangible assets and goodwill and reduced the carrying amount of such assets subject to the impairment to their estimated fair value.
As discussed in Note 8 Intangible Assets and Goodwill and Note 9 Preferred Shares, in October 2021, the Company issued preferred shares with a fair value of $42.4 million to Hertford. The fair value was measured using Level 2 inputs, which included publicly available machine contract pricing. In addition, in August 2021, the Company issued common shares to Hertford with a fair value of $11.4 million. The fair value was measured using Level 1 and 2 inputs, which included a marketability discount.
As discussed in Note 10 Share Capital, in October 2021, the Company issued common shares with a fair value of $12.8 million to Majestic Dragon. The fair value was measured using Level 1 and 2 inputs, which included a marketability discount.

5.Notes Receivable
SPAC Sponsor Notes to MEOA
In August 2022, the Company’s subsidiary, SPAC Sponsor, entered into a promissory note with MEOA for a loan in the amount of $1,265,000. The entire principal amount of this note will be used solely for purposes of making a payment pursuant to the Investment Management Trust Agreement dated August 25, 2021 by and between MEOA and Continental Stock Transfer & Trust Company, a New York limited liability trust company, for an extension of consummation of an initial business combination. Such note is payable upon the earlier of consummation of MEOA’s initial business combination, without interest, or, the liquidation of MEOA. At the SPAC Sponsor’s discretion, the promissory note would be convertible into warrants of MEOA at a price of $1.00 per warrant upon the completion of MEOA’s initial business combination.
In February, March 2022 and September 2022, the Company’s subsidiary, SPAC Sponsor, in connection with the MEOA Commitment Agreement, entered into promissory notes with MEOA for a loan in the aggregate amount of $0.5 million. Such note is payable upon consummation of MEOA’s initial business combination, without interest, or, at the SPAC Sponsor’s discretion, would be convertible into warrants of MEOA at a price of $1.00 per warrant. If MEOA does not complete a business combination in the required timeframe such note would be forgiven.
On November 30, 2022, after giving effect to the redemption of public shares of MEOA, the Company’s subsidiary owns a controlling interest of MEOA and it has been consolidated. These two above promissory notes are eliminated in consolidation at December 31, 2022.
Rainmaker Promissory Note
In September 2020, the Company entered into a Senior Secured Convertible Promissory Note with Rainmaker (the “Rainmaker Note”), pursuant to which the Company loaned Rainmaker the principal amount of $3.1 million. The Rainmaker Note is secured as a registered lien under the Uniform Commercial Code and the Personal Property Security Act (Ontario) against the assets of Rainmaker and bears interest at the rate of 10% per annum. The principal and interest accrue monthly and are due and payable in full on September 14, 2023. The Company has the right, at any time, to convert all or any portion of the then outstanding and unpaid Rainmaker Note and interest into at the conversion price as defined in the Rainmaker Note. As of December 31, 2022 and 2021, the outstanding Rainmaker Note balance, including accrued interest, was $3.8 million and $3.5 million, respectively.
Gryphon Promissory Note
In July 2021, the Company entered into a Promissory Note and Security Agreement with Gryphon, which was amended on August 30, 2021, September 29, 2021, and further amended on December 29, 2021 (the “Gryphon Note” as amended). The Gryphon Note, pursuant to which the Company loaned in the aggregate to Gryphon $12.5 million, had a payment schedule whereby the principal and accrued interest shall be forgiven upon the termination of the Merger Agreement. The Gryphon Note was unsecured and bore interest at the rate of 9.5% per annum. On April 4, 2022, the Merger Agreement was terminated and $13.1 million, including interest, was forgiven and written off to other expense. As of December 31, 2022 and 2021, the outstanding Gryphon Note balance, including accrued interest, was nil and $10.3 million, respectively.
6.Investments
Filecoiner Common Stock
In October 2021, the Company purchased 1,500,000 shares of common stock of Filecoiner, a private corporation, at a price equal to $4.00 per share and was recorded at cost. As of December 31, 2021, the Filecoiner common stock held by the Company was recorded on a cost basis or $6.0 million. During the year ended December 31, 2022, the Company recognized an impairment for the common stock of Filecoiner held and recorded an impairment expense of $6.0 million.

Filecoiner Preferred Stock
In October 2021, the Company received 8,000 shares of Series B preferred stock of Filecoiner (“Filecoiner Series B Preferred Stock”) for consideration for the sale of its SnapServer® product line to Filecoiner. The preferred shares have a liquidation preference of $1,000 per share, do not accrue dividends nor have voting rights. Filecoiner will use 1.5% of its annual gross revenue to redeem any outstanding shares of Filecoiner Series B Preferred Stock. This amount will be paid to the holder of the Filecoiner Series B Preferred Stock within 15 days of the completion of Filecoiner's annual December 31 audited financial statements. During any 12-calendar month period, 25% of the shares of Series B Preferred Stock shall be convertible at the option of the holder thereof at any time into a number of shares of common stock determined by dividing (i) the original issue price by (ii) the conversion price then in effect. The initial conversion price for the Series B Preferred Stock is equal to $8.00 per share. The conversion price from time to time in effect is subject to adjustment as hereinafter defined in the Filecoiner acquisition agreement. The fair value of the Filecoiner Series B Preferred Stock was estimated using a Monte Carlo simulation with the following inputs: discount rate of 40%, risk-free rate of 1.05%, cost of debt of 7.48%, together with a capital option pricing model using the following inputs: volatility of 146% and risk-free rate of 1.05%. As of December 31, 2021, the fair value of the Filecoiner Series B Preferred Stock held by the Company was $6.4 million. During the year ended December 31, 2022, the Company recognized an impairment for the preferred stock of Filecoiner held and recorded an impairment expense of $6.4 million.
Special Purpose Acquisition Company
In April 2021, the Company sponsored a special purpose acquisition company (“SPAC”), Minority Equality Opportunities Acquisition Inc. (“MEOA”), through the Company’s wholly owned subsidiary, Minority Equality Opportunities Acquisition Sponsor, LLC (“SPAC Sponsor”). MEOA’s purpose is to focus initially on transactions with companies that are minority owned businesses. In April 2021, SPAC Sponsor paid $25,000 of deferred offering costs on behalf of MEOA in exchange for 2,875,000 shares of MEOA’s Class B common stock (the “Founder Shares”). As of December 31, 2022, the Company held an aggregate of 3,162,500 shares of MEOA’s Class B common stock. As of December 31, 2021, the Founder Shares were recorded on a cost basis.
In August 2021, SPAC Sponsor participated in the private sale of an aggregate of 5,395,000 Warrants (the “Private Placement Warrants”) at a purchase price of $1.00 per Private Placement Warrant. The SPAC Sponsor paid $5.4 million to MEOA, which included $1.0 million from an investor participating in SPAC Sponsor. The Private Placement Warrants are not transferable, assignable or saleable until 30 days after MEOA completes a business combination. MEOA’s IPO was completed on August 30, 2021. As of December 31, 2021, the Private Placement Warrants were recorded on a cost basis.
In August 2022, MEOA entered into a business combination agreement with MEOA Merger Sub, Inc., a Delaware corporation and wholly owned subsidiary of MEOA (“Merger Sub”), and Digerati Technologies, Inc., a Nevada corporation (“Digerati”), pursuant to which, subject to the satisfaction or waiver of certain conditions set forth therein, Merger Sub will merge with and into Digerati (the “Digerati Merger”), with Digerati surviving the Digerati Merger as a wholly owned subsidiary of MEOA, and with Digerati’s equity holders receiving shares of MEOA common stock.
On November 29, 2022, MEOA held a special meeting of stockholders (the “MEOA Meeting”). At the MEOA Meeting, MEOA’s stockholders approved an amendment (the “Extension Amendment”) to MEOA’s amended and restated certificate of incorporation to extend the date by which MEOA must consummate its initial business combination from November 30, 2022 to May 30, 2023, or such earlier date as determined by MEOA’s board of directors. On November 30, 2022, after giving effect to the redemption of public shares of MEOA, the Company’s subsidiary owns a controlling interest of MEOA and it has been consolidated. The above SPAC investments are eliminated in consolidation at December 31, 2022.
Silicon Valley Technology Partners Preferred Shares
In November 2018, in connection with the divestiture of Overland, the Company received 1,879,699 SVTP Preferred Shares with a fair value of $2.1 million. The Company concluded it does not have a significant influence over the investee. During the year ended December 31, 2022, the Company recognized an impairment for the SVTP Preferred Shares held and recorded an impairment expense of $2.1 million.
7.Certain Balance Sheet Items
The following table summarizes other current assets (in thousands):

	December 31,
	2022	2021
Prepaid digital hosting services	$880	$20,043
Prepaid services	927	1,477
Prepaid insurance	783	406
Other	461	101
	$3,051	$22,027
The following table summarizes property and equipment, net (in thousands):

	December 31,
	2022	2021
Mining equipment	$35,550	$—
Accumulated depreciation	(1,709)	—
Subtotal	33,841	—
Right of use asset	418	—
Property and equipment, net	$34,259	$—
Depreciation expense for property and equipment was $1.7 million during the year ended December 31, 2022, inclusive of ROU asset amortization of $14,000.
Impairment of Mining Equipment
For the year ended December 31, 2022, adverse changes in the business climate, including the decline in the price of Bitcoin and two vendor bankruptcy filings, indicated that an impairment triggering event occurred, and it was determined the carrying value of mining equipment exceeded its estimated fair value. In measuring fair value, the Company used a weighted probability of the income and market approaches. For the income approach, the Company used discounted cash flow analysis and for the market approach, the Company used the sales price (market price) of similar assets. The Company compared the indicated fair value to the carrying value of its mining equipment assets, and as a result of the analysis, an impairment charge of $75.9 million was recorded for the year ended December 31, 2022. The estimated fair value of the Company’s miners is classified in Level 3 of the fair value hierarchy.
The following table summarizes other assets (in thousands):

	December 31,
	2022	2021
Prepaid digital hosting services	$18,514	$—
Prepaid insurance and services	116	251
Deposit for mining equipment	—	102,238
Other	69	59
	$18,699	$102,548

8.Intangible Assets and Goodwill
The following table summarizes intangible assets, net (in thousands):

	December 31,
	2022	2021
Supplier agreements	$39,084	$68,147
Channel partner relationships	730	730
Customer relationships	380	380
Developed technology	150	10,344
Capitalized development costs	103	103
	40,447	79,704
Accumulated amortization:
Supplier agreements	(31,708)	(5,289)
Channel partner relationships	(720)	(598)
Customer relationships	(366)	(353)
Developed technology	(150)	(10,344)
Capitalized development costs	(103)	(103)
	(33,047)	(16,687)
Total finite-lived assets, net	7,400	63,017
Carbon credits held for future use	2,077	—
Total intangible assets, net	$9,477	$63,017
Amortization expense of intangible assets was $26.6 million and $5.7 million for the years ended December 31, 2022 and 2021, respectively. Estimated amortization expense for intangible assets is approximately $1.6 million, $1.6 million, $1.6 million, $1.6 million and $0.2 million in fiscal 2023, 2024, 2025, 2026 and 2027, respectively.
Hertford Asset Acquisition
On July 31, 2021, the Company entered into an agreement (the “Hertford Agreement”) with Hertford Advisors Ltd. (“Hertford”), a privately held company that provides turnkey mining solutions, to provide an exclusive right to assume all of Hertford’s rights to a number of digital asset mining hardware agreements (the “Equipment Agreements”). The Company has assumed and executed the first Equipment Agreement directly with the manufacturer, for the purchase of up to 60,000 new digital asset mining machines, with deliveries that commenced in January 2022. In exchange for the assignment of the Equipment Agreements for which the Company has the right, but not the obligation to complete, in 2021 the Company issued to Hertford common and preferred shares with an aggregate value of $53.8 million and was included in supplier agreements.
In November 2022, the Company entered into an agreement with Hertford modifying the number of outstanding preferred shares held by Hertford (the “Modified Hertford Agreement”). Pursuant to the Modified Hertford Agreement, the Company cancelled 36,000 Series H Preferred Shares, with a value of $15.9 million, without payment of any cash consideration, and reduced the value of the supplier agreement intangible asset by such amount.

Impairment of Intangible Assets
For the year ended December 31, 2022, adverse changes in the business climate, including the decline in the price of Bitcoin and two vendor bankruptcy filings, indicated that an impairment triggering event occurred, and the Company determined the carrying value of finite-lived intangible assets exceeded its estimated fair value. In measuring fair value, the Company used a weighted income and market approach. For the income approach, the Company used discounted cash flow analysis and for the market approach, the Company used the sales price (market price) of similar assets. The Company compared the indicated fair value to the carrying value of its finite-lived assets, and as a result of the analysis, an impairment charge of $13.2 million was recorded for supplier agreements for the year ended December 31, 2022.
For the year ended December 31, 2021, primarily as a result of the Company’s disposal of its SnapServer® product line, it was determined the carrying value of finite-lived intangible assets exceeded its estimated fair value. In measuring fair value, the Company used an excess of earnings approach. The Company compared the indicated fair value to the carrying value of its finite-lived assets, and as a result of the analysis, an impairment charge of $298,000 was recorded for developed technology for the year ended December 31, 2021.
Impairment of Goodwill
In October 2021, the Company disposed of its SnapServer® product line and removed the related goodwill of $863,000 and is included in the net gain on sale of the asset. For the year ended December 31, 2021, the Company performed qualitative impairment evaluations on its remaining goodwill and determined that there was indications that the goodwill was impaired and recorded an impairment charge of $522,000.
9.Preferred Shares
Series H Preferred Shares
On October 1, 2021, the Company filed articles of amendment to create a series of preferred shares, being, an unlimited number of Series H Preferred Shares and to provide for the rights, privileges, restrictions and conditions attaching thereto. The Series H Preferred Shares are convertible provided (and only if and to the extent) that prior shareholder approval of the issuance of all Sphere 3D common shares issuable upon conversion of the Series H Preferred Shares has been obtained in accordance with the rules of the Nasdaq Stock Market, at any time from time to time, at the option of the holder thereof, into 1,000 Sphere 3D common shares for every Series H Preferred Share. Each holder of the Series H Preferred Shares, may, subject to prior shareholder approval, convert all or any part of the Series H Preferred Shares provided that after such conversion the common shares issuable, together with all the common shares held by the shareholder in the aggregate would not exceed 9.99% of the total number of outstanding common shares of the Company. Each Series H Preferred Share has a stated value of $1,000. The Series H Preferred Shares are non-voting and do not accrue dividends.
In connection with the Hertford Agreement the Company entered into in July 2021, on October 1, 2021, the Company issued 96,000 Series H Preferred Shares with a fair value of $42.4 million to Hertford. The issuance of the Series H Preferred Shares was triggered by the Company’s $85.0 million deposit made to BitFuFu for digital mining hardware and other equipment. The Company committed to additional issuances of Series H Preferred Shares to Hertford upon execution of new digital mining hardware equipment contracts as defined in the Hertford Agreement.
In November 2022, the Company entered into the Modified Hertford Agreement. Pursuant to the Modified Hertford Agreement, the Company cancelled 36,000 Series H Preferred Shares, with a value of $15.9 million, without payment of any cash consideration, and reduced the value of the supplier agreement intangible asset by such amount. The Modified Hertford Agreement also provides for certain resale restrictions applicable to the common shares that are issuable upon the conversion of the remaining Series H Preferred Shares during the two-year period ending on December 31, 2024, which are different from the restrictions contained in the Hertford Agreement, as well, commencing January 1, 2023 and terminating on December 31, 2023, holders of Series H Preferred Shares are permitted to (a) convert Series H Preferred Shares in an aggregate amount up to or equal to 3.0% of the aggregate number of Series H Preferred Shares outstanding on the first day of each such month and (b) sell the resulting number (and no greater number) of such converted common shares within such month. Commencing January 1, 2024 and terminating on December 31, 2024, holders of Series H Preferred Shares are permitted to (a) convert Series H Preferred Shares in an aggregate amount up to or equal to 10.0% of the aggregate number of Series H Preferred Shares outstanding on the first day of each such month and (b) sell the resulting number (and no greater number) of such converted common shares within such month.
In accordance with the authoritative guidance for distinguishing liabilities from equity, the Company has determined that its Series H preferred shares carry certain redemption features beyond the control of the Company. Accordingly, the Series H Preferred Shares are presented as temporary equity and an amount of $42.35 million has been reclassified from equity to temporary equity as at December 31, 2021. The reclassification had no effect on loss available to shareholders or cash flows from operating activities.
For the years ended December 31, 2022 and 2021 there were related party preferred dividends of nil and $329,000, respectively.
10.Share Capital
In April 2022, the Company issued 1,350,000 unregistered common shares, with a fair value of $1.7 million, to Bluesphere Ventures Inc. for the right to acquire up to 1,040,000 carbon credits. As of December 31, 2022, none of the carbon credits have been retired.
In March 2022, in connection with the Merger Agreement, the Company issued into escrow 850,000 common shares with a fair value of $1.2 million. On April 4, 2022, the Merger Agreement with Gryphon was terminated by the Company and the common shares were released to Gryphon as stated by the escrow agreement.
In December 2021, the Company entered into a consulting agreement with PGP Capital Advisors. (“PGP”) which was amended on February 7, 2022, to provide financial advisory services (as amended, the “PGP Consulting Agreement”). As compensation for PGP’s services to be provided pursuant to the PGP Consulting Agreement, on February 7, 2022, the Company issued to PGP (i) 100,000 common shares, (ii) 100,000 warrants to purchase up to 100,000 common shares at an exercise price of $4.00 per share, (iii) 100,000 warrants to purchase up to 100,000 common shares at an exercise price of $5.00 per share, and (iv) 100,000 warrants to purchase up to 100,000 common shares at an exercise price of $6.00 per share. The warrants are immediately exercisable and expire five years from the issuance date. The common shares and warrants issued to PCP had, in the aggregate, a fair value of $0.7 million.
In December 2021, the Company entered into a consulting agreement with MCSK Holdings Ltd. (“MCSK”) to advise and assist the Company in developing and implementing appropriate plans and materials for presenting the Company and its business plan, strategy and personnel to certain identified providers of utilities for the purpose of establishing cryptocurrency operations (the “MCSK Consulting Agreement”). As compensation for MCSK’s services to be provided pursuant to the MCSK Consulting Agreement, the Company issued to MCSK 300,000 common shares with a fair value of $1.2 million.
In October 2021, the Company issued 2,880,000 common shares with a fair value of $12.8 million for a fee incurred under the July 31, 2021 Majestic Dragon agreement related to the Series H Preferred Shares issued to Hertford on October 1, 2021. The Company applied a 25% discount for lack of marketability of common shares for the six-month restriction based on a put option pricing model using volatility of 140% and a risk-free rate of 0.05%. In August 2021, the Company issued 135,000 common shares with a fair value of $456,000 under the Majestic Dragon agreement for a finder’s fee related to the Hertford Agreement.
In October 2021, in consideration for Westworld waiving its rights to consent to any and all past, present and future additional financings by the Company, the parties entered into a second amendment to the Westworld SPA under which the Company issued to Westworld, 850,000 warrants to purchase 850,000 common shares of the Company, which such warrants have a fair value of $2.8 million, a term of three years, and an exercise price of $6.00 per share.

In September 2021, the Company completed a registered direct offering of an aggregate of 22,600,000 common shares, no par value, and warrants to purchase an aggregate of 11,299,000 common shares of the Company at a combined offering price of $8.50 per share. The warrants have an exercise price of $9.50 per share. Each warrant is exercisable for one common share and is immediately exercisable and will expire five years from the issuance date. A holder (together with its affiliates) may not exercise any portion of such holder's warrants to the extent that the holder would own more than 4.99% of the Company's outstanding common shares immediately after exercise, except that upon notice from the holder to the Company, the holder may decrease or increase the limitation of ownership of outstanding stock after exercising the holder's warrants up to 9.99% of the number of common shares outstanding immediately after giving effect to the exercise, as such percentage ownership is determined in accordance with the terms of the warrants, provided that any increase in such limitation shall not be effective until 61 days following notice to the Company. Net proceeds, after deducting placement agent's fees, commissions and other offering expenses, were approximately $176.3 million. Maxim Group LLC (“Maxim”) acted as the sole placement agent in connection with the offering. The proceeds were used, in part, towards the purchase of crypto mining machines.
In August 2021, the Company completed the purchase and sale of 2,488,530 units (collectively, the “Units” and individually, a “Unit”) at a combined offering price of $4.25 per Unit with each Unit consisting of (a) one common share of the Company, (b) a warrant to purchase one common share of the Company at an exercise price of $6.50 per share immediately exercisable and will expire three years from the issuance date (the “A Warrant”), and (c) a warrant to purchase one common share of the Company at an exercise price of $7.50 per share immediately exercisable and will expire three years from the issuance date (the “B Warrant”) (collectively the “August 2021 Warrants”). The August 2021 Warrants include a provision restricting the warrant holder from exercising it if the aggregate number of common shares held by the warrant holder equals or exceeds 4.99% of the issued and outstanding shares of the Company, calculated on a partially converted basis (i.e., assuming the conversion of all rights to receive common shares of the Company held by the warrant holder). In addition, as an introduction fee, the Company issued to OTC Hospitality Group 106,958 A Warrants and 106,958 B Warrants, with the same terms as the August 2021 Warrants, to purchase, in the aggregate, up to 213,916 common shares and paid to OTC Hospitality Group $456,000 in cash. Net proceeds were approximately $10.1 million. The Company used the proceeds for general corporate and working capital purposes.
In May 2021, the Company completed the closing of its underwritten public offering of 5,600,000 common shares at a price to the public of $1.25 per share. Maxim acted as the sole placement agent in connection with the offering. The Company granted to Maxim a 45-day option to purchase up to an additional 700,000 common shares, at the public offering price less underwriting discounts and commissions, of which Maxim has exercised its option to purchase the additional common shares. In addition, the Company issued Maxim 224,000 warrants, with a cashless provision, to purchase up to 224,000 common shares at a purchase price of $1.375. Net proceeds after deducting underwriting discounts, commissions and other offering expenses were approximately $6.8 million, inclusive of the over-allotment.
In May 2021, the Company entered into a settlement and termination agreement with Torrington, and as full and final settlement of all amounts owing under the February 13, 2020 Business Advisory Agreement, whether fixed, contingent or otherwise, the Company issued to Torrington, as a one-time payment, share certificates representing 600,000 common shares of the Company with a fair value of $795,000.
In May 2020, the Company entered into an equity purchase agreement and registration rights agreement with Oasis Capital, LLC (“Oasis”), to purchase from the Company up to $11.0 million worth of common shares of the Company. In November 2021, the equity purchase agreement with Oasis was terminated by the Company. During the years ended December 31, 2022 and 2021, the Company issued nil and 630,000 common shares, respectively, to Oasis for gross proceeds of nil and $1.3 million, respectively.

Unlimited authorized shares of common shares at no par value are available to the Company. At December 31, 2022, the Company had the following outstanding warrants to purchase common shares:

Date issued	Contractual life (years)	Exercise price per share	Number outstanding	Expiration
April 2018	5	$5.60	111,563	April 17, 2023
March 2020	3	$0.60	31,000	March 23, 2023
July 2021	3	$4.00	2,000,000	December 22, 2024
August 2021	3	$6.50	2,595,488	August 25, 2024
August 2021	3	$7.50	2,595,488	August 25, 2024
September 2021	5	$9.50	11,299,999	September 8, 2026
October 2021	3	$6.00	850,000	October 1, 2024
February 2022	5	$4.00	100,000	February 7, 2027
February 2022	5	$5.00	100,000	February 7, 2027
February 2022	5	$6.00	100,000	February 7, 2027
			19,783,538
11.Equity Incentive Plans
As of December 31, 2022, a total of 3,995,899 common shares are authorized for issuance with respect to awards granted under the 2015 Plan (not including shares subject to terminated awards under our Second Amended and Restated Stock Option Plan that become available for issuance under the 2015 Plan). In addition, the share limit will automatically increase on the first trading day in January of each calendar year during the term of the 2015 Plan by an amount equal to the lesser of (i) 10% of the total number of common shares issued and outstanding on December 31 of the immediately preceding calendar year, or (ii) such number of common shares as may be established by the Board. The 2015 Plan authorizes the board of directors to grant stock and options awards to directors, employees and consultants. As of December 31, 2022, the Company had approximately 392,000 share-based awards available for future grant.
The Company’s Employee Stock Purchase Plan (“ESPP”) authorizes the purchase of up to 37,500 common shares by employees under the plan. As of December 31, 2022 and 2021, there were no offering periods available to employees.

Stock Options
Option activity is summarized below:

	Shares Subject to Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Options outstanding — January 1, 2021	101,175	$8.94
Granted	—	$—
Exercised	(100,000)	$2.52
Forfeited	(500)	$542.00
Options outstanding — December 31, 2021	675	$565.76
Granted	2,726,566	$0.88
Exercised	—	$—
Forfeited	—	$—
Options outstanding — December 31, 2022	2,727,241	$1.01	5.6	$—
Vested and expected to vest — December 31, 2022	2,727,241	$1.01	5.6	$—
Exercisable — December 31, 2022	597,371	$1.81	5.4	$—
The fair value of each option was estimated on the date of grant using the Black-Scholes option pricing model. Expected volatility was based on the Company’s historical share price. The risk-free interest rate is determined based upon a constant maturity U.S. Treasury security with a contractual life approximating the expected term of the option. The expected term of options granted is based on term of the award. Option awards can be granted for a maximum term of up to ten years. For the years ended December 31, 2022 and 2021, the intrinsic value of stock options exercised was nil and $0.5 million, respectively. The assumptions used in the Black-Scholes model were as follows:

	Year Ended December 31,
	2022	2021
Expected volatility	121.7-124.4%	n/a
Expected term (in years)	3.9	n/a
Risk-free interest rate	2.71-3.91%	n/a
Dividend yield	—	n/a

Restricted Stock Units
The following table summarizes information about RSU activity:

	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding — January 1, 2021	—	$—
Granted	206,053	$2.80
Vested and released	(133,553)	$2.55
Forfeited	(12,500)	$2.29
Outstanding — December 31, 2021	60,000	$3.46
Granted	3,862,943	$2.10
Vested and released	(3,046,667)	$2.37
Forfeited	—	$—
Outstanding — December 31, 2022	876,276	$1.27
The estimated fair value of RSUs was based on the market value of the Company’s common shares on the date of grant. RSUs typically vest over a period of one year to three years from the original date of grant. The total grant date fair value of RSUs vested during the years ended December 31, 2022 and 2021 was approximately $7.2 million and $0.3 million, respectively. The fair value of RSUs vested during the years ended December 31, 2022 and 2021 was approximately $2.5 million and $392,000, respectively.
Restricted Stock Awards
During 2021, the Company granted restricted stock awards (“RSA”) to certain employees, directors and consultants in lieu of cash payment for services performed. The estimated fair value of the RSAs was based on the market value of the Company’s common shares on the date of grant. The RSAs were fully vested on the date of grant. The fair value of the RSAs vested during the year ended December 31, 2021 was approximately $1.4 million.
The following table summarizes information about RSA activity:

	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding — January 1, 2021	—	$—
Granted	301,880	$4.74
Vested	(301,880)	$4.74
Outstanding — December 31, 2021	—	$—
Granted	—	$—
Vested	—	$—
Outstanding — December 31, 2022	—	$—

Share-Based Compensation Expense
The Company recorded the following compensation expense related to its share-based compensation awards (in thousands):

	Year Ended December 31,
	2022	2021
Sales and marketing	$—	$131
General and administrative	8,459	235
Total share-based compensation expense	$8,459	$366
Total unrecognized estimated compensation cost by type of award and the weighted-average remaining requisite service period over which such expense is expected to be recognized (in thousands, unless otherwise noted):

	December 31, 2022
	Unrecognized Expense	Remaining Weighted-Average Recognition Period (years)
RSUs	$888	2.1
Stock options	$873	1.9
12.Net Loss per Share
Basic net loss per share is computed by dividing net loss applicable to common shareholders by the weighted-average number of common shares outstanding during the period. Preferred shares, outstanding common share purchase warrants, and outstanding options are considered common stock equivalents and are only included in the calculation of diluted earnings per common share when net income is reported and their effect is dilutive. For all periods presented, there is no difference in the number of shares used to calculate basic and diluted shares outstanding due to the Company’s net loss position.
Anti-dilutive common share equivalents excluded from the computation of diluted net loss per share were as follows:

	December 31,
	2022	2021
Common share purchase warrants	19,783,538	19,558,539
Options and RSUs outstanding	3,603,517	60,675
Preferred shares	60,000	96,000
13.Income Taxes
The Company is subject to taxation in Canada and also in certain foreign tax jurisdictions. The Company's tax returns for calendar year 2015 and forward are subject to examination by the Canadian tax authorities. The Company's tax returns for fiscal year 2018 and forward are subject to examination by the U.S. federal and state tax authorities.
The Company recognizes the impact of an uncertain income tax position on its income tax return at the largest amount that is “more likely than not” to be sustained upon audit by the relevant taxing authority. An uncertain tax position will not be recognized if it has less than a 50% likelihood of being sustained.

At December 31, 2022, there were no unrecognized tax benefits. The Company believes it is reasonably possible that, within the next 12 months, the amount of unrecognized tax benefits may remain unchanged. The Company recognizes interest and penalties related to unrecognized tax benefits in its provision for income taxes. The Company had no material accrual for interest and penalties on its consolidated balance sheets at December 31, 2022 and 2021, and recognized no interest and/or penalties in the consolidated statements of operations for the years ended December 31, 2022 and 2021.
The components of loss before income taxes were as follows (in thousands):

	Year Ended December 31,
	2022	2021
Domestic	$(190,248)	$(21,577)
Foreign	(2,498)	4,273
Total	$(192,746)	$(17,304)
A reconciliation of income taxes computed by applying the federal statutory income tax rate of 26.5% to loss before income taxes to the total income tax provision (benefit) reported in the accompanying consolidated statements of operations is as follows (in thousands):

	Year Ended December 31,
	2022	2021
Income tax at statutory rate	$(50,956)	$(4,586)
Foreign rate differential	444	(139)
Change in valuation allowance	42,334	4,358
Share-based compensation expense	872	—
Change to provision and other true-ups	4,665	144
Deferred tax write-off	2,793	—
Forgiveness of debt	—	(236)
Impairment of acquired intangible assets	—	110
Other differences	14	334
Provision for (benefit from) income taxes	$166	$(15)
Deferred income taxes reflect the net effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities are shown below. A valuation allowance has been recorded, as realization of such assets is uncertain.

Deferred income taxes are comprised as follows (in thousands):

	December 31,
	2022	2021
Deferred tax assets:
Net operating loss and capital loss carryforwards	$41,977	$31,210
Intangible assets	21,207	2,716
Property and equipment	4,325	—
Provision for losses on deposits due to vendor bankruptcy filings	4,258	—
Share-based compensation	1,458	26
Other	3,424	261
Deferred tax assets, gross	76,649	34,213
Valuation allowance for deferred tax assets	(76,547)	(34,213)
Deferred tax assets, net of valuation allowance	102	—
Deferred tax liabilities:
Right of use liability	(102)	—
Deferred tax liabilities	(102)	—
Net deferred tax assets (liabilities)	$—	$—
Net deferred tax liabilities is included in other non-current liabilities. At December 31, 2022, the Company had Canadian net operating loss carryforwards of $142.8 million. These carryforwards will begin expiring December 31, 2031, unless previously utilized. At December 31, 2022, the Company had U.S. federal net operating loss carryforwards of $2.2 million that have no expiration date, and state net operating loss carryforwards of $0.4 million that begin expiring in December 31, 2033 unless previously utilized. The Company also has net capital loss carryforwards in Canada of $27.7 million, which are available indefinitely to offset taxable capital gains.

14.Commitments and Contingencies
Waxahachie Lease
In January 2022, the Company entered into a lease agreement for administrative offices and research facilities located in Waxahachie, Texas (the “Waxahachie Lease”) for approximately 3,600 square feet and has a term of five years. Occupancy was established in November 2022. The Company also pays a pro rata share of operating costs, insurance costs, utilities and real property taxes.
Rent expense for the operating lease was $14,000 for the year ended December 31, 2022.
The following table includes supplemental information (in thousands):

	Year Ended December 31,
	2022	2021
Cash paid related to operating lease liabilities	$14	$—
Operating lease liabilities arising from obtaining ROU assets	$353	$—
Approximate annual future minimum lease payments as of December 31, 2022 are as follows (in thousands):

Year:	Operating Lease
2023	$86
2024	86
2025	86
2026	86
2027	71
Total minimum lease payments	415
Less imputed interest	(72)
Total	$343
As of December 31, 2022, the weighted-average remaining term of the operating lease is approximately 4.8 years. The weighted-average discount rate for the operating lease was 8.0%.
Greenwich Lease
On July 11, 2022, the Company entered into a lease agreement for administrative offices located in Greenwich, Connecticut (the “Greenwich Lease”) for approximately 4,200 square feet. The Greenwich Lease began July 11, 2022, has a term of 12 months, without a renewal option. The Company will also pay a pro rata share of utilities. The Company has elected the short-term lease exception for the accounting of this lease. Rent expense was $0.1 million for the year ended December 31, 2022.
Services Agreements
On June 3, 2022, the Company entered into a Master Agreement with Compute North LLC (the “Compute North MA”) for, the colocation, management and other services of certain of the Company’s mining equipment for an initial term of five years. In September 2022, Compute North filed for Chapter 11 bankruptcy. As of December 31, 2022, the Company has deposits, in the aggregate, of $0.7 million to Compute North for which the Company has recorded a $0.4 million provision for losses on the deposit due to Compute North’s bankruptcy filing. During the year ended December 31, 2022, the Company incurred no costs under the Compute North MA.

In December 2022, the Compute North MA was assigned to GC Data Center Granbury, LLC (the “GC Data Center MA”) and has a term of five years from such assignment date. Under the GC Data Center MA, the monthly service fee is payable based on the actual hashrate performance of the equipment per miner type per location as a percentage of the anticipated monthly hashrate per miner type. A deposit of $0.5 million previously paid to Compute North for the last two months of monthly service fees was remitted to GC Data Center on behalf of the Company and is included in prepaid digital hosting services at December 31, 2022. During the year ended December 31, 2022, the Company incurred costs under the GC Data Center MA of $0.1 million.
On August 19, 2021, the Company entered into a Master Services Agreement with Gryphon (the “Gryphon MSA”). To provide greater certainty as to the term of the Gryphon MSA, on December 29, 2021, the Company and Gryphon entered into Amendment No. 1 to the Gryphon MSA (the “Gryphon MSA Amendment”) which extended the initial term of the Gryphon MSA to five years as the Company did not receive delivery of a specified minimum number of digital mining machines during 2022. Subject to written notice from the Company and an opportunity by Gryphon to cure for a period of up to 180 days, the Company shall be entitled to terminate the Gryphon MSA in the event of: (i) Gryphon’s failure to perform the services under the Gryphon MSA in a professional and workmanlike manner in accordance with generally recognized digital mining industry standards for similar services, or (ii) Gryphon’s gross negligence, fraud or willful misconduct in connection with performing the services. Gryphon shall be entitled to specific performance or termination for cause in the event of a breach by the Company, subject to written notice and an opportunity to cure for a period of up to 180 days. As consideration for the Gryphon MSA, Gryphon shall receive the equivalent of 22.5% of the net operating profit, as defined in the Gryphon MSA, of all of the Company’s blockchain and cryptocurrency-related operations as a management fee. In addition, any costs Gryphon incurs on the Company's behalf are to be reimbursed to Gryphon as defined in the Gryphon MSA. The Company incurred costs under this agreement of $1.3 million and nil during the years ended December 31, 2022 and 2021, respectively.
Digital Mining Hosting Sub-Lease
On October 5, 2021, the Company entered into a Sub-License and Delegation Agreement (“Hosting Sub-Lease”) by and between Gryphon and the Company, which assigned to the Company certain Master Services Agreement, dated as of September 12, 2021 (the “Core Scientific MSA”), by and between Core Scientific, Inc. (“Core Scientific”), and Gryphon and Master Services Agreement Order #2 (“Order 2”). On December 29, 2021, the Company and Gryphon entered into Amendment No. 1 to the Sub-Lease Agreement (the “Sub-Lease Amendment”) to provide Gryphon the right to recapture the usage of up to 50% of the hosting capacity to be managed by Core Scientific. The agreement allows for approximately 230 MW of carbon neutral digital mining hosting capacity to be managed by Core Scientific as hosting partner. As part of the agreement, Core Scientific will provide digital mining fleet management and monitoring solution, Minder™, data analytics, alerting, monitoring, and miner management services. The Hosting Sub-Lease shall automatically terminate upon the termination of the Core Scientific MSA and/or Order 2 in accordance with their respective terms. On October 31, 2022, the Company filed an arbitration request against Core Scientific regarding the Hosting Sub-Lease. The Company has requested that certain advanced deposits paid be refunded back to it as a result of the modification to the Company’s machine purchase agreement with FuFu Technology Limited (now Ethereal Tech Pte. Ltd.). As of December 31, 2022, the Company had paid $35.1 million towards the Hosting Sub-Lease, which the Company recorded a $15.7 million provision for losses on the pre-paid portion of the deposit due to Core Scientific’s Chapter 11 bankruptcy filing in December 2022. The Company incurred costs under this agreement of $0.6 million and nil during the years ended December 31, 2022 and 2021, respectively.
Majestic Dragon Financial Advisory Services
In July 2021, the Company retained, Majestic Dragon Financial Services Ltd. (“Majestic Dragon”), to provide consulting and financial advisory services to the Company commencing on the closing of the Hertford Agreement, dated as of July 31, 2021, for a term ending on the date on which Majestic Dragon and its affiliates or any funds managed by Majestic Dragon cease to own, directly or indirectly, any equity interests of the Company. In January 2022, the Company mined its first Bitcoin and recorded expense of $3.5 million for a 100 Bitcoin liability to Majestic Dragon.

On October 29, 2022, the Company and Majestic Dragon entered into a settlement and release agreement and as a result, the July 2021 agreement was terminated and the Company is no longer obligated to make the two 100 Bitcoin payments stated in the Majestic Dragon Advisory Agreement. During the year ended December 31, 2022, the Company reversed the Bitcoin liability and recognized a gain on forgiveness of the liability of $2.1 million, included in interest income and other, net. During the year ended December 31, 2022, the Company recorded a fair value adjustment of $1.4 million to the Bitcoin liability, included in general and administrative expense.
NuMiner Machine Purchase Agreement
In November 2021, the Company paid a $10.0 million refundable deposit to NuMiner Global, Inc. (“NuMiner”) and in February 2022, entered into an agreement with NuMiner to purchase 60,000 units of new NM440 Machines (the “NuMiner Agreement”) for the purpose of mining digital assets. In June 2022, the NuMiner Agreement was terminated and the Company requested the $10.0 million deposit be refunded. At December 31, 2022, the Company recorded a $10.0 million provision for losses on the deposit for mining equipment due to collectability issues with NuMiner.
Underwriting Agreement
Subject to the terms of the underwriting agreement for MEOA’s initial public offering, as amended on August 30, 2022, the underwriter is entitled to a deferred underwriting fee of $4.6 million, which is recorded as deferred underwriting fee in the Company’s consolidated balance sheets, and is held in a restricted trust account upon the completion of MEOA’s initial business combination.
Letters of credit
During the ordinary course of business, the Company provides standby letters of credit to third parties as required for certain transactions initiated by the Company. As of December 31, 2022, the Company’s had one outstanding standby letter of credit to be used for the bond necessary for the Company to receive mining machines.
Warranty and Extended Warranty
The Company had $6,700 and $56,000 in deferred costs included in other current and non-current assets related to deferred service revenue at December 31, 2022 and 2021, respectively. Changes in the liability for deferred revenue associated with extended warranties and service contracts were as follows (in thousands):

Deferred Revenue
Liability at January 1, 2021	$739
Revenue recognized during the period	(760)
Change in liability for warranties issued during the period	369
Liabilities sold	(134)
Liability at December 31, 2021	214
Revenue recognized during the period	(190)
Change in liability for warranties issued during the period	115
Liability at December 31, 2022	$139
Current liability	$83
Non-current liability	56
Liability at December 31, 2022	$139
Litigation
The Company is, from time to time, subject to claims and suits arising in the ordinary course of business. In the opinion of management, the ultimate resolution of such pending proceedings will not have a material effect on the Company’s results of operations, financial position or cash flows.

15.Segment Information
The Company has two operating segments, (1) Digital Mining and (2) Service and Product. The relevant guidance requires that segment disclosures present the measure(s) used by the chief operating decision maker to decide how to allocate resources and for purposes of assessing such segments’ performance.
The Digital Mining segment generates revenue from the digital currency the Company earns through its bitcoin mining activities. The Service and Product segment generates revenue from long-term customer contracts for service contracts and extended service contract and the sale of products related to the Company’s data storage product line.
Digital Mining Segment
The Company generates its digital mining revenue from one mining pool operator. The Company’s revenue from digital mining is generated in the United States. For the years ended December 31, 2022 and 2021, the Company had one supplier of mining equipment.
Service and Product Segment
Service and product had the following customers that represented more than 10% of revenue.

	Year Ended December 31,
	2022	2021
Customer A	19.8%	14.7%
Customer B	13.1%	10.8%
The Company’s revenue from service and product is generated primarily in the United States.
Service and product had the following receivable’s that represented more than 10% of accounts receivable.

	December 31, 2022	December 31, 2021
Customer A	22.7%	26.3%
Customer B	15.2%	19.6%
Customer C	14.5%	—%
Customer D	10.5%	10.6%
Customer E	10.2%	—%
Customer F	—%	25.5%
16.Subsequent Events
In the first quarter of 2023, pursuant to the Modified Hertford Agreement, the Company issued 5,239,000 common shares for the conversion of 5,239 Series H Preferred Shares.
In the first quarter of 2023, the Company sold 2,066 miners originally included in mining equipment, for cash proceeds of $3.1 million.
On February 28, 2023, the Company granted 3,112,910 RSUs with a fair value of $1.3 million and a vesting period of nine months.