Form 10-Q
period 2023-03-31
Sphere 3D Corp.
filed 2023-05-11
CIK 1591956

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from___________________________to ___________________________
Commission File Number: 001-36532
__________________________________
Sphere 3D Corp.
(Exact name of Registrant as specified in its charter)
__________________________________

Ontario, Canada	98-1220792
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

4 Greenwich Office Park, 1st Floor
Greenwich, Connecticut	06831
(Address of principal executive offices)	(Zip Code)
647 952-5049
(Registrant’s Telephone Number, Including Area Code)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Shares	ANY	NASDAQ Capital Market
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☐             Accelerated filer ☐
Non-accelerated filer ☐                 Smaller reporting company ☒
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of May 4, 2023, there were 77,266,595 shares of the registrant’s common stock outstanding.

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements.
Sphere 3D Corp.
Condensed Consolidated Balance Sheets
(in thousands of U.S. dollars, except shares)
(unaudited)

	March 31, 2023	December 31, 2022
Assets
Current assets:
Cash and cash equivalents	$2,713	$1,337
Digital assets	590	1,695
Restricted cash	206	206
Accounts receivable, net	139	174
Note receivable, net of allowance for credit losses of $3,821 and $0, respectively	—	3,821
Other current assets	2,685	3,051
Total current assets	6,333	10,284
Property and equipment, net	30,534	34,259
Intangible assets, net	9,066	9,477
Funds held in trust account	10,576	10,297
Other assets	18,393	18,699
Total assets	$74,902	$83,016
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$1,565	$2,993
Accrued liabilities	1,856	1,537
Accrued payroll and employee compensation	523	696
Other current liabilities	1,196	974
Total current liabilities	5,140	6,200
Deferred underwriting fee	4,554	4,554
Warrant liabilities	662	864
Other non-current liabilities	341	366
Total liabilities	10,697	11,984
Commitments and contingencies (Note 12)
Series H preferred shares, no par value, unlimited shares authorized, 54,761 and 60,000 shares issued and outstanding as of March 31, 2023 and December 31, 2022, respectively	24,158	26,469
Redeemable non-controlling interest	10,374	9,998
Total temporary equity	34,532	36,467

Shareholders’ equity:
Common shares, no par value; unlimited shares authorized, 73,944,714 and 68,631,104 shares issued and outstanding as of March 31, 2023 and December 31, 2022, respectively	459,198	456,402
Accumulated other comprehensive loss	(1,801)	(1,799)
Accumulated deficit	(427,434)	(419,732)
Total Sphere 3D Corp. shareholders’ equity	29,963	34,871
Non-controlling interest	(290)	(306)
Total shareholders’ equity	29,673	34,565
Total liabilities, temporary equity, and shareholders’ equity	$74,902	$83,016
See accompanying notes to condensed consolidated financial statements.

Sphere 3D Corp.
Condensed Consolidated Statements of Operations
(in thousands of U.S. dollars, except share and per share amounts)
(unaudited)

	Three Months Ended March 31,
	2023	2022

Revenues:
Digital mining revenue	$2,524	$747
Service and product revenue	502	625
Total revenues	3,026	1,372

Operating costs and expenses:
Cost of digital mining revenue	1,965	355
Cost of service and product revenue	298	359
Sales and marketing	274	231
Research and development	270	114
General and administrative	3,471	8,969
Depreciation and amortization	1,025	6,364
Realized gain on sale of digital assets	(633)	(3)
Impairment of digital assets	96	91
Total operating expenses	6,766	16,480
Loss from operations	(3,740)	(15,108)
Other income (expense):
Interest income and other, net	251	461
Net loss	(3,489)	(14,647)
Less: Non-controlling interest - income	16	—
Net loss available to common shareholders	$(3,505)	$(14,647)

Net loss per share:
Net loss per share basic and diluted	$(0.05)	$(0.23)
Shares used in computing net loss per share:
Basic and diluted	72,042,612	63,841,403
See accompanying notes to condensed consolidated financial statements.

Sphere 3D Corp.
Condensed Consolidated Statements of Comprehensive Loss
(in thousands of U.S. dollars)
(unaudited)

	Three Months Ended March 31,
	2023	2022

Net loss	$(3,489)	$(14,647)
Other comprehensive (loss) income:
Foreign currency translation adjustment	(2)	9
Total other comprehensive (loss) income	(2)	9
Comprehensive loss	$(3,491)	$(14,638)
See accompanying notes to condensed consolidated financial statements.

Sphere 3D Corp.
Condensed Consolidated Statements of Shareholders’ Equity
(in thousands of U.S. dollars, except shares)
(unaudited)

	Common Shares		Accumulated Other Comprehensive Loss	Accumulated Deficit	Non-controlling Interest	Total Shareholders' Equity
	Shares	Amount
Balance at January 1, 2023	68,631,104	$456,402	$(1,799)	$(419,732)	$(306)	$34,565
Cumulative adjustment from adoption of ASU 2016-13	—	—	—	(3,821)	—	(3,821)
Issuance of common shares for conversion of preferred shares	5,239,000	2,311	—	—	—	2,311
Issuance of common shares pursuant to the vesting of restricted stock units	74,610	—	—	—	—	—
Share-based compensation		485	—	—	—	485
Remeasurement of redeemable non-controlling interest	—	—	—	(376)	—	(376)
Other comprehensive loss	—	—	(2)	—	—	(2)
Net loss	—	—	—	(3,505)	16	(3,489)
Balance at March 31, 2023	73,944,714	$459,198	$(1,801)	$(427,434)	$(290)	$29,673

	Common Shares		Accumulated Other Comprehensive Loss	Accumulated Deficit	Non-controlling Interest	Total Shareholders' Equity
	Shares	Amount
Balance at January 1, 2022	63,566,403	$444,265	$(1,794)	$(215,195)	$—	$227,276
Issuance of common shares and warrants for the settlement of liabilities	950,000	1,957	—	—	—	1,957
Share-based compensation	—	117	—	—	—	117
Other comprehensive income	—	—	9	—	—	9
Net loss	—	—	—	(14,647)	—	(14,647)
Balance at March 31, 2022	64,516,403	$446,339	$(1,785)	$(229,842)	$—	$214,712
See accompanying notes to condensed consolidated financial statements.

Sphere 3D Corp.
Condensed Consolidated Statements of Cash Flows
(in thousands of U.S. dollars)
(unaudited)

	Three Months Ended March 31,
	2023	2022
Operating activities:
Net loss	$(3,489)	$(14,647)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	1,025	6,364
Share-based compensation	485	117
Impairment of digital assets	96	91
Digital currency issued for services	312	229
Realized gain on sale of digital assets	(633)	(3)
Change in fair value of warrant liabilities	(202)	—
Noncash lease cost	10	—
Issuance of common shares and warrants for settlement of liabilities	—	1,957
Changes in operating assets and liabilities:
Proceeds from sale of digital assets	3,854	—
Digital assets	(2,524)	(730)
Accounts receivable	35	(24)
Accounts payable and accrued liabilities	452	995
Accrued payroll and employee compensation	(173)	16
Other assets and liabilities, net	588	(10,225)
Net cash used in operating activities	(164)	(15,860)
Investing activities:
Proceeds from sale of property and equipment	3,101	—
Payments for purchase of property and equipment	(1,561)	(9,999)
Notes receivable	—	(2,837)
Net cash provided by (used in) investing activities	1,540	(12,836)
Net increase (decrease) in cash, cash equivalents and restricted cash	1,376	(28,696)
Cash, cash equivalents and restricted cash, beginning of period	1,543	54,355
Cash, cash equivalents and restricted cash, end of period	$2,919	$25,659

Reconciliation of cash, cash equivalents and restricted cash to consolidated balance sheets:
Cash and cash equivalents	$2,713	$25,659
Restricted cash	206	—
Total cash, cash equivalents and restricted cash	$2,919	$25,659

Supplemental disclosures of non-cash investing activities:
Remeasurement of redeemable non-controlling interest	$376	$—
Reclassification from deposit for mining equipment to mining equipment	$—	$4,386
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
Liquidity and Going Concern
The Company has recurring losses from operations and incurred a net loss of approximately $3.5 million for the three months ended March 31, 2023. Management has projected that based on our hashing rate at March 31, 2023, cash on hand may not be sufficient to allow the Company to continue operations beyond the next 12 months if we are unable to raise additional funding for operations. We expect our working capital needs to increase in the future as we continue to expand and enhance our operations. Our ability to raise additional funds for working capital through equity or debt financings or other sources may depend on the financial success of our then current business and successful implementation of our key strategic initiatives, financial, economic and market conditions and other factors, some of which are beyond our control. No assurance can be given that we will be successful in raising the required capital at a reasonable cost and at the required times, or at all. Further equity financings may have a dilutive effect on shareholders and any debt financing, if available, may require restrictions to be placed on our future financing and operating activities. We require additional capital and if we are unsuccessful in raising that capital, we may not be able to continue our business operations in the cryptocurrency mining industry or we may be unable to advance our growth initiatives, either of which could adversely impact our business, financial condition and results of operations.
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

2.Summary of Significant Accounting Policies
Principles of Consolidation
The condensed consolidated financial statements of the Company have been prepared by management in accordance with accounting principles generally accepted in the United States of America (“GAAP”), applied on a basis consistent for all periods. Accordingly, they do not include all of the information and disclosures required by U.S. GAAP for a complete set of financial statements. These condensed consolidated financial statements and notes thereto should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, filed with the Securities and Exchange Commission on March 31, 2023. In the opinion of management, all adjustments of a normal recurring nature considered necessary for a fair presentation have been included. The results of operations of any interim period are not necessarily indicative of the results of operations to be expected for the full fiscal year. These condensed consolidated financial statements include the accounts of the Company and its subsidiaries. All intercompany balances and transactions have been appropriately eliminated in consolidation.
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
Reclassifications
Certain prior period amounts have been reclassified for consistency with the current period presentation. The reclassifications did not have a material impact on the Company's condensed interim consolidated financial statements and related disclosures.
Foreign Currency Translation
The financial statements of the Company’s foreign subsidiary, for which the functional currency is the local currency, is translated into U.S. dollars using the exchange rate at the consolidated balance sheet date for assets and liabilities and a weighted-average exchange rate during the year for revenue, expenses, gains and losses. Translation adjustments are recorded as accumulated other comprehensive income (loss) within shareholders’ equity. Gains or losses from foreign currency transactions are recognized in the condensed consolidated statements of operations. Such transactions resulted in minimal losses for the three months ended March 31, 2023 and 2022.
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
Restricted Cash and Cash Equivalents
Restricted cash is cash held in a separate bank account with restrictions on withdrawal. The Company’s restricted cash classified as current, is pledged as collateral for a standby letter of credit used for the bonding purpose necessary for the Company to receive mining machines.

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
Digital assets awarded to the Company through its mining activities are included within operating activities on the accompanying consolidated statements of cash flows. The sales of digital assets are included within operating activities in the accompanying condensed consolidated statements of cash flows and any realized gains or losses from such sales are included in operating costs and expenses in the condensed consolidated statements of operations. The Company accounts for its gains or losses in accordance with the first in first out (FIFO) method of accounting.
The following table presents the activities of the digital assets (in thousands):

Balance at January 1, 2023	$1,695
Addition of digital assets	2,524
Digital assets sold for cash	(3,221)
Digital assets issued for services	(312)
Impairment loss	(96)
Balance at March 31, 2023	$590

Allowance for Credit Losses
The Company’s assessment of its allowance for credit losses requires it to incorporate considerations of historical information, current conditions and reasonable and supportable forecasts. The Company manages credit risk through review of available public company information. For the Company’s note receivable, the Company has recorded an allowance for credit losses and elected to write off accrued interest receivables by reversing interest income.
Leases
The Company has entered into operating leases primarily for real estate. These leases have contractual terms which range from 12 months to 5 years. The Company determines if an arrangement contains a lease at inception. Right of use (“ROU”) assets and liabilities resulting from operating leases are included in property and equipment, other current liabilities and other non-current liabilities on our consolidated balance sheets. Operating lease ROU assets and liabilities are recognized based on the present value of the future minimum lease payments over the lease term at commencement date. As the leases typically do not provide an implicit rate, the Company uses the incremental borrowing rate based on the information available at commencement date in determining the discount rate to calculate the present value of future payments. The operating lease ROU asset may also include any lease payments made and exclude lease incentives and initial direct costs incurred. The Company’s leases do not include options to extend the lease. Short-term leases with an initial term of 12 months or less are not recorded on the balance sheet. Lease expense for minimum lease payments is recognized on a straight-line basis over the lease term.
Property and Equipment
Property and equipment primarily consists of mining equipment and is stated at cost, including purchase price and all shipping and custom fees, and depreciated using the straight-line method over the estimated useful lives of the assets, generally five years.
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
Purchased intangible assets are amortized on a straight-line basis over their economic lives of 5 years to 15 years for supplier agreements, six years for channel partner relationships, and seven years for customer relationships as this method most closely reflects the pattern in which the economic benefits of the assets will be consumed.
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

Warrant Liabilities
Warrant liabilities are for warrants for shares of MEOA’s common stock that are not indexed to its own stock and are presented as liabilities at fair value on the consolidated balance sheets. The warrants are subject to remeasurement at each balance sheet date and any change in fair value is recognized in interest income and other, net, on the consolidated statements of operations. Changes in the estimated fair value of the warrants are recognized as a non-cash gain or loss on the consolidated statements of cash flows. The fair value of the public warrants issued in connection with MEOA's public offering has been measured based on the listed market price of such warrants. The Company recorded a fair value adjustment for warrant liabilities of $0.2 million and nil for the three month period ended March 31, 2023 and 2022, respectively.
Redeemable Non-controlling Interest
Redeemable non-controlling interest is interest in a subsidiary of the Company that are redeemable outside of the Company’s control either for cash or other assets. This interest is classified as temporary equity and measured at the estimated redemption value at the end of each reporting period. The resulting increases or decreases in the estimated redemption amount are effected by corresponding charges to accumulated deficit. At March 31, 2023, redeemable non-controlling interest recorded within the Company’s consolidated balance sheets relates to its subsidiary, MEOA.
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
Expenses associated with running the digital asset mining operations, such as rent, operating supplies, utilities and monitoring services are recorded as cost of revenues.

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
Extended Warranty
Separately priced extended on-site warranties and service contracts are offered for sale to customers on all product lines. Extended warranty and service contract revenue and recognized as service revenue over the period of the service agreement. The Company will typically apply the practical expedient to agreements wherein the period between transfer of any good or service in the contract and when the customer pays for that good or service is one year or less.
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
Segment Reporting
Operating segments are defined as components of an enterprise for which separate financial information is available and evaluated regularly by the chief operating decision maker, or decision-making group, in deciding the method to allocate resources and assess performance. The Company has two operating segments.
Recently Issued and Adopted Accounting Pronouncements
From time to time, new accounting pronouncements are issued by the FASB that are adopted by the Company as of the specified effective date. If not discussed, the Company believes that the impact of recently issued standards will not have a material impact on the Company’s consolidated financial statements upon adoption.
In June 2016, the FASB issued Accounting Standards Update No. 2016-13, Financial Instruments - Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”). ASU 2016-13 amends the impairment model by requiring entities to use a forward-looking approach based on expected losses to estimate credit losses for most financial assets and certain other instruments that are not measured at fair value through net income. Entities will no longer be permitted to consider the length of time that fair value has been less than amortized cost when evaluating when credit losses should be recognized. The Company adopted ASU 2016-13 on January 1, 2023 on a modified retrospective basis which resulted in a $3.8 million increase to the opening balance of accumulated deficit, representing the cumulative allowance for credit losses for the Company’s note receivable.
In October 2021, the FASB issued Accounting Standards Update No. 2021-08, Accounting for Contract Assets and Contract Liabilities from Contracts with Customers (“ASU 2021-08”). ASU 2021-08 amends ASC 805 to require acquiring entities to apply Topic 606 to recognize and measure contract assets and contract liabilities in a business combination. The Company adopted the new standard beginning January 1, 2023 and did not have an effect on its financial position, results of operations or cash flows.

3.    Note Receivable
Rainmaker Promissory Note
In September 2020, the Company entered into a Senior Secured Convertible Promissory Note with Rainmaker (the “Rainmaker Note”), pursuant to which the Company loaned Rainmaker the principal amount of $3.1 million. The Rainmaker Note is secured as a registered lien under the Uniform Commercial Code and the Personal Property Security Act (Ontario) against the assets of Rainmaker and bears interest at the rate of 10.0% per annum. The principal and interest accrue monthly and are due and payable in full on September 14, 2023. The Company has the right, at any time, to convert all or any portion of the then outstanding and unpaid Rainmaker Note and interest into non-assessable shares of Rainmaker common stock, or any shares of capital stock or other securities of Rainmaker, at the conversion price as defined in the Rainmaker Note. During the three months ended March 31, 2023, as a result of adopting ASU 2016-13, the Company recorded an allowance for credit losses of $3.8 million and reversed accrued interest of $0.1 million. As of March 31, 2023 and December 31, 2022, the Rainmaker Note balance, including accrued interest, was nil and $3.8 million, respectively.
4.    Certain Balance Sheet Items
The following table summarizes other current assets (in thousands):

	March 31, 2023	December 31, 2022
Prepaid digital hosting services	$840	$880
Prepaid services	763	927
Prepaid insurance	611	783
Other	471	461
	$2,685	$3,051
The following table summarizes property and equipment, net (in thousands):

	March 31, 2023	December 31, 2022
Mining equipment	$32,449	$35,550
Accumulated depreciation	(2,323)	(1,709)
Subtotal	30,126	33,841
Right of use asset	408	418
Property and equipment, net	$30,534	$34,259
Depreciation expense for property and equipment was $0.6 million and $0.1 million during the three months ended March 31, 2023 and 2022, respectively, inclusive of ROU asset amortization of $10,000 and nil, respectively.

During the three months ended March 31, 2023, the Company sold 2,066 miners that were included in mining equipment, for cash proceeds of $3.1 million.
The following table summarizes other assets (in thousands):

	March 31, 2023	December 31, 2022
Prepaid digital hosting services	$18,242	$18,514
Prepaid insurance and services	83	116
Other	68	69
	$18,393	$18,699
The following table summarizes other current liabilities (in thousands):

	March 31, 2023	December 31, 2022
Advance from target for SPAC	$699	$449
Taxes payable for SPAC	270	254
Deferred revenue	120	160
Other	107	111
	$1,196	$974
5.    Intangible Assets
The following table summarizes intangible assets, net (in thousands):

	March 31, 2023	December 31, 2022
Supplier agreements	$39,084	$39,084
Developed technology	150	150
Channel partner relationships	730	730
Customer relationships	380	380
Capitalized development costs	103	103
	40,447	40,447
Accumulated amortization:
Supplier agreements	(32,106)	(31,708)
Developed technology	(150)	(150)
Channel partner relationships	(730)	(720)
Customer relationships	(369)	(366)
Capitalized development costs	(103)	(103)
	(33,458)	(33,047)
Total finite-lived intangible assets, net	6,989	7,400
Carbon credits held for future use	2,077	2,077
Total intangible assets, net	$9,066	$9,477
Amortization expense for intangible assets was $0.4 million and $6.2 million during the three months ended March 31, 2023 and 2022, respectively. Estimated amortization expense for intangible assets is expected to be approximately $1.2 million for the remainder of 2023 and $1.6 million, $1.6 million, $1.6 million, $0.2 million, and $0.1 million in fiscal 2024, 2025, 2026, 2027 and 2028, respectively.

6.Investments
Special Purpose Acquisition Company
In April 2021, the Company sponsored a special purpose acquisition company (“SPAC”), Minority Equality Opportunities Acquisition Inc. (“MEOA”), through the Company’s wholly owned subsidiary, Minority Equality Opportunities Acquisition Sponsor, LLC (“SPAC Sponsor”). MEOA’s purpose is to focus initially on transactions with companies that are minority owned businesses. MEOA’s IPO was completed on August 30, 2021. As of both March 31, 2023 and December 31, 2022, the Company held an aggregate of 3,162,500 shares of MEOA’s Class B common stock.
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
On November 29, 2022, MEOA held a special meeting of stockholders (the “MEOA Meeting”). At the MEOA Meeting, MEOA’s stockholders approved an amendment (the “Extension Amendment”) to MEOA’s amended and restated certificate of incorporation to extend the date by which MEOA must consummate its initial business combination from November 30, 2022 to May 30, 2023, or such earlier date as determined by MEOA’s board of directors. On November 30, 2022, after giving effect to the redemption of public shares of MEOA, the Company’s subsidiary owns a controlling interest of MEOA and it has been consolidated in the Condensed Consolidated Financial Statements.
7.Fair Value Measurements
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
Assets and Liabilities that are Measured at Fair Value on a Recurring Basis
The Company’s consolidated financial instruments include cash equivalents, accounts receivable, notes receivable, accounts payable, accrued liabilities, and warrant liabilities. Fair value estimates of these instruments are made at a specific point in time, based on relevant market information. These estimates may be subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. The carrying amount of cash equivalents, accounts receivable, notes receivable, accounts payable and accrued liabilities are generally considered to be representative of their respective fair values because of the short-term nature of those instruments.
Assets and Liabilities that are Measured at Fair Value on a Nonrecurring Basis
As discussed in Note 2, Summary of Significant Accounting Policies, to the Condensed Consolidated Financial Statements, the Company accounts for its bitcoin as indefinite-lived intangible assets, which are subject to impairment losses if the fair value of its bitcoin held decreases below their carrying value during the reporting period.
The Company's non-financial assets such as property and equipment and intangible assets are recorded at fair value when an impairment is recognized or at the time acquired in an asset acquisition or business combination measured using significant unobservable inputs (Level 3).

8.Preferred Shares
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
In November 2022, the Company entered into the Modified Hertford Agreement. The Modified Hertford Agreement provides for certain resale restrictions applicable to the common shares that are issuable upon the conversion of the remaining Series H Preferred Shares during the two-year period ending on December 31, 2024, which are different from the restrictions contained in the Hertford Agreement, as well, commencing January 1, 2023 and terminating on December 31, 2023, holders of Series H Preferred Shares are permitted to (a) convert Series H Preferred Shares in an aggregate amount up to or equal to 3.0% of the aggregate number of Series H Preferred Shares outstanding on the first day of each such month and (b) sell the resulting number (and no greater number) of such converted common shares within such month. Commencing January 1, 2024 and terminating on December 31, 2024, holders of Series H Preferred Shares are permitted to (a) convert Series H Preferred Shares in an aggregate amount up to or equal to 10.0% of the aggregate number of Series H Preferred Shares outstanding on the first day of each such month and (b) sell the resulting number (and no greater number) of such converted common shares within such month.
During the three months ended March 31, 2023, pursuant to the Modified Hertford Agreement, the Company issued 5,239,000 common shares for the conversion of 5,239 Series H Preferred Shares.
In accordance with the authoritative guidance for distinguishing liabilities from equity, the Company has determined that its Series H preferred shares carry certain redemption features beyond the control of the Company. Accordingly, the Series H Preferred Shares are presented as temporary equity.
9.Share Capital
In April 2022, the Company issued 1,350,000 unregistered common shares, with a fair value of $1.7 million, to Bluesphere Ventures Inc. for the right to acquire up to 1,040,000 carbon credits. As of March 31, 2023, none of the carbon credits have been retired.
In March 2022, in connection with the Merger Agreement, the Company issued into escrow 850,000 common shares with a fair value of $1.2 million. On April 4, 2022, the Merger Agreement with Gryphon Digital Mining, Inc. (“Gryphon”) was terminated by the Company and the common shares were released to Gryphon as stated by the escrow agreement.

Unlimited authorized common shares at no par value are available to the Company. At March 31, 2023, the Company had the following outstanding warrants to purchase common shares:

Date issued	Contractual life (years)	Exercise price	Number outstanding	Expiration
April 2018	5	$5.60	111,563	April 17, 2023
July 2021	3	$4.00	2,000,000	December 22, 2024
August 2021	3	$6.50	2,595,488	August 25, 2024
August 2021	3	$7.50	2,595,488	August 25, 2024
September 2021	5	$9.50	11,299,999	September 8, 2026
October 2021	3	$6.00	850,000	October 1, 2024
February 2022	5	$4.00	100,000	February 7, 2027
February 2022	5	$5.00	100,000	February 7, 2027
February 2022	5	$6.00	100,000	February 7, 2027
			19,752,538
10.Equity Incentive Plans
Stock Options
The following table summarizes option activity:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Options outstanding — January 1, 2023	2,727,241	$1.01
Granted	—	$—
Exercised	—	$—
Forfeited	(80,000)	$0.90
Options outstanding — March 31, 2023	2,647,241	$1.01	5.4	$—
Vested and expected to vest — March 31, 2023	2,647,241	$1.01	5.4	$—
Exercisable — March 31, 2023	597,371	$1.81	5.0	$—
Restricted Stock
The following table summarizes RSU activity:

	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding — January 1, 2023	876,276	$1.27
Granted	3,112,910	$0.41
Vested and released	(74,610)	$0.79
Forfeited	(146,666)	$0.97
Outstanding — March 31, 2023	3,767,910	$0.58

The estimated fair value of RSUs was based on the market value of the Company’s common shares on the date of grant. RSUs typically vest over a period of one to three years from the original date of grant. The total grant date fair value of RSUs vested during the three months ended March 31, 2023 and 2022 was approximately $59,000 and nil, respectively. The fair value of RSUs vested during the three months ended March 31, 2023 and 2022 was approximately $29,000 and nil, respectively.
Share-Based Compensation Expense
The Company recorded the following compensation expense related to its share-based compensation awards (in thousands):

	Three Months Ended March 31,
	2023	2022
Sales and marketing	$16	$—
General and administrative	469	117
Total share-based compensation expense	$485	$117
Total unrecognized estimated compensation cost by type of award and the weighted-average remaining requisite service period over which such expense is expected to be recognized (in thousands, unless otherwise noted):

	March 31, 2023
	Unrecognized Expense	Remaining Weighted-Average Recognition Period (years)
RSUs	$1,759	1.2
Stock options	$605	1.6
11.Net Loss per Share
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
Anti-dilutive common share equivalents excluded from the computation of diluted net loss per share were as follows:

	Three Months Ended March 31,
	2023	2022
Preferred shares issued and outstanding	54,761,000	96,000,000
Common share purchase warrants	19,752,538	19,858,539
Options and RSUs outstanding	6,415,151	60,675

12.Commitments and Contingencies
Service Agreements
On February 8, 2023, the Company entered into a Hosting Agreement with Lancium FS 25, LLC (the “Lancium Hosting Agreement”) for rack space, network services, electrical connections, routine facility maintenance, and technical support of certain of the Company’s mining equipment. The Lancium Hosting Agreement has a term of two years with subsequent one year renewal periods. Within 90 days of commencement of operations of the bitcoin miners, the Company will pay a deposit representing the last two months of service fees. As of March 31, 2023, there have been no costs incurred or deposits made under the Lancium Hosting Agreement.
On June 3, 2022, the Company entered into a Master Agreement with Compute North LLC (the “Compute North MA”) for, the colocation, management and other services of certain of the Company’s mining equipment. In September 2022, Compute North filed for Chapter 11 bankruptcy. In December 2022, the Compute North MA was assigned to GC Data Center Granbury, LLC (the “GC Data Center MA”) and has a term of five years from such assignment date. Under the GC Data Center MA, the monthly service fee is payable based on the actual hashrate performance of the equipment per miner type per location as a percentage of the anticipated monthly hashrate per miner type. A deposit of $0.5 million previously paid to Compute North for the last two months of monthly service fees was remitted to GC Data Center on behalf of the Company and is included in prepaid digital hosting services at March 31, 2023. During the three months ended March 31, 2023 and 2022, the Company incurred costs under the GC Data Center MA of $1.3 million and nil, respectively.
On August 19, 2021, the Company entered into a Master Services Agreement with Gryphon (the “Gryphon MSA”). To provide greater certainty as to the term of the Gryphon MSA, on December 29, 2021, the Company and Gryphon entered into Amendment No. 1 to the Gryphon MSA (the “Gryphon MSA Amendment”) which extended the initial term of the Gryphon MSA to five years, as the Company did not receive delivery of a specified minimum number of digital mining machines during 2022. Subject to written notice from the Company and an opportunity by Gryphon to cure for a period of up to 180 days, the Company shall be entitled to terminate the Gryphon MSA in the event of: (i) Gryphon’s failure to perform the services under the Gryphon MSA in a professional and workmanlike manner in accordance with generally recognized digital mining industry standards for similar services, or (ii) Gryphon’s gross negligence, fraud or willful misconduct in connection with performing the services. Gryphon shall be entitled to specific performance or termination for cause in the event of a breach by the Company, subject to written notice and an opportunity to cure for a period of up to 180 days. As consideration for the Gryphon MSA, Gryphon shall receive the equivalent of 22.5% of the net operating profit, as defined in the Gryphon MSA, of all of the Company’s blockchain and digital currency related operations as a management fee. In addition, any costs Gryphon incurs on the Company's behalf are to be reimbursed to Gryphon as defined in the Gryphon MSA. The Company incurred costs under this agreement of $0.4 million and $0.3 million during the three months ended March 31, 2023 and 2022, respectively.
On April 7, 2023, the Company filed litigation against Gryphon citing several breaches to the Gryphon MSA, including but not limited to, several fiduciary and operational breaches.

Digital Mining Hosting Sub-License
On October 5, 2021, the Company entered into a Sub-License and Delegation Agreement (“Hosting Sub-Lease”) by and between Gryphon and the Company, which assigned to the Company certain Master Services Agreement, dated as of September 12, 2021 (the “Core Scientific MSA”), by and between Core Scientific, Inc. (“Core Scientific”), and Gryphon and Master Services Agreement Order #2 (“Order 2”). On December 29, 2021, the Company and Gryphon entered into Amendment No. 1 to the Sub-Lease Agreement (the “Sub-Lease Amendment”) to provide Gryphon the right to recapture the usage of up to 50% of the hosting capacity to be managed by Core Scientific. The agreement allows for approximately 230 MW of net carbon neutral digital mining hosting capacity to be managed by Core Scientific as hosting partner. As part of the agreement, Core Scientific will provide digital mining fleet management and monitoring solution, Minder™, data analytics, alerting, monitoring, and miner management services. The Hosting Sub-Lease shall automatically terminate upon the termination of the Core Scientific MSA and/or Order 2 in accordance with their respective terms. On October 31, 2022, the Company filed an arbitration request against Core Scientific regarding the Hosting Sub-Lease. The Company has requested that certain advanced deposits paid be refunded back to it as a result of the modification to the Company’s machine purchase agreement with FuFu Technology Limited (now Ethereal Tech Pte. Ltd.). In December 2022, Core Scientific filed Chapter 11 bankruptcy. The Company incurred costs under this agreement of $0.2 million and $29,000 during the three months ended March 31, 2023 and 2022, respectively.
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
Letters of credit
During the ordinary course of business, the Company provides standby letters of credit to third parties as required for certain transactions initiated by the Company. As of March 31, 2023, the Company had one outstanding standby letter of credit to be used for the bond necessary for the Company to receive mining machines.
Extended Warranty
Changes in the liability for deferred revenue associated with extended warranties and service contracts were as follows (in thousands):

Deferred Revenue
Liability at January 1, 2023	$139
Revenue recognized during the period	(27)
Change in liability for warranties issued during the period	4
Liability at March 31, 2023	$116
Current liability, included in other current liabilities	70
Non-current liability, included in other non-current liabilities	46
Liability at March 31, 2023	$116
Litigation
The Company is, from time to time, subject to claims and suits arising in the ordinary course of business. In the opinion of management, the ultimate resolution of such pending proceedings will not have a material effect on the Company’s results of operations, financial position or cash flows.

13.Segment Information
The Company has two operating segments, (1) Digital Mining and (2) Service and Product. The relevant guidance requires that segment disclosures present the measure(s) used by the chief operating decision maker to decide how to allocate resources and for purposes of assessing such segments’ performance.
The Digital Mining segment generates revenue from the digital currency the Company earns through its bitcoin mining activities. The Service and Product segment generates revenue from customer contracts for service and extended service contract and the sale of products related to the Company’s data storage product line.
Digital Mining Segment
The Company generates its digital mining revenue from one mining pool operator. The Company’s revenue from digital mining is generated in the United States.
For the three months ended March 31, 2023 and 2022, the Company had one supplier of mining equipment.
Service and Product Segment
Service and product had the following customers that represented more than 10% of revenue.

	Three Months Ended March 31,
	2023	2022
Customer A	23.7%	21.4%
Customer B	14.9%	11.4%
Customer C	10.9%	—%
The Company’s revenue from service and product is generated in the United States.
Service and product had the following receivable’s that represented more than 10% of accounts receivable.

	March 31, 2023	December 31, 2022
Customer A	28.3%	22.7%
Customer B	24.8%	10.2%
Customer C	18.9%	15.2%
Customer D	13.1%	10.5%
Customer E	—%	14.5%
14.Subsequent Events
Subsequent to March 31, 2023, the Company issued 3,235,000 common shares for the conversion of 3,235 Series H Preferred Shares.
On April 4, 2023, the Company entered into a Master Hosting Services Agreement with Rebel Mining Company, LLC (the “Rebel Hosting Agreement”) for rack space, network services, electrical connections, routine facility maintenance, and technical support of certain of the Company’s mining equipment. The Rebel Hosting Agreement has a term of three years with subsequent one year renewal periods. As required by the Rebel Hosting Agreement, the Company paid a deposit of $1.4 million representing the last two months of estimated service fees.

On April 17, 2023, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) pursuant to which the Company issued to an institutional accredited investor, LDA Capital Limited (the ”Investor”), a senior convertible promissory note having an aggregate principal amount of $1.0 million (the “Note”), as amended April 25, 2023, and a common share purchase warrant (the “Warrant”) to purchase up to 3,191,489 common shares of the Company (the ”Warrant Shares”). The Company received proceeds of approximately $780,000, which were net of fees associated with the transaction, on April 18, 2023 (the “Closing Date”), with an additional tranche of up to $2.0 million (the “Second Tranche”) to be provided to the Company, subject to certain conditions precedent, within five business days of the date on which an effective registration statement is filed to cover the resale of the conversion shares (as defined below) and the Warrant Shares. Upon receipt of the Second Tranche, the Company shall issue an additional senior convertible promissory note with a principal amount equal to the amount of the Second Tranche, and a common share purchase warrant.
The Note matures 24 months after issuance, bears interest at a rate of 7.5% per annum and is convertible into the Company's common shares (the “Conversion Shares”), at the Investor's election, at an initial conversion price equal to the greater of (i) $0.2976 per share, or (ii) 85% of the VWAPS (as defined in the Note) during the five trading days prior to delivery of a conversion notice by the Investor, subject to adjustment for certain stock splits, stock combinations and dilutive share issuances. Commencing on the date that is 12 months from the date of issuance, the Company is required to pay the Investor back the amount of the outstanding principal in twelve consecutive monthly installments. The Company may prepay all, but not less than all, of the then outstanding principal amount of the Note plus an additional prepayment amount equal to the greater of (i) the total amount of interest that would have been payable in respect of initial principal amount under the Note from the issuance date through (A) its original maturity date or (B) if the date of applicable prepayment is prior to the date that is 120 days from the issuance date, the date that is 12 months from the issuance date, and (ii) the amount of interest that would have been payable in respect of initial principal amount under the Note from the date of the applicable prepayment through (A) its original maturity date or (B) if the date of applicable prepayment is prior to the date that is 120 days from the issuance date, the date that is 12 months from the issuance date, at any time prior to the maturity date. The Note contains a number of customary events of default. Additionally, the Note is secured by certain property and equipment owned by the Company, pursuant to a security agreement between the Company and the Investor dated as of April 17, 2023.
The Warrant is exercisable at an initial exercise price of $0.47 per share and expires three years from the date of issuance. On the date that is six months from the date of issuance of the Warrant, the exercise price will be adjusted to the lower of (i) $0.47, and (ii) a price equal to 110% of the average of the VWAPS (as defined in the Warrant) of the Company's common shares over five trading days preceding such date. Additionally, the exercise price of the Warrant is subject to adjustment for certain stock splits, stock combinations and dilutive share issuances. Pursuant to the terms of the Purchase Agreement, the Company will reserve for issuance 200% of the maximum aggregate number of common shares as are issuable upon repayment or conversion in full of the Note and exercise in full of the Warrant at any time.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
The following quarterly management’s discussion and analysis (“MD&A”) should be read in conjunction with our unaudited condensed consolidated financial statements and the accompanying notes of Sphere 3D Corp. (the “Company”) for the three months ended March 31, 2023. The condensed consolidated financial statements have been presented in United States (“U.S.”) dollars and have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). Unless the context otherwise requires, any reference to the “Company,” “Sphere 3D,” “we,” “our,” “us” or similar terms refers to Sphere 3D Corp. and its subsidiaries. Unless otherwise indicated, all references to “$” and “dollars” in this discussion and analysis mean U.S. dollars.
This report includes forward-looking statements that involves risks and uncertainties. This forward-looking information includes, but is not limited to, statements with respect to management’s expectations regarding the future growth, results of operations, performance and business prospects of Sphere 3D. This forward-looking information relates to, among other things, future business plans and business planning process, uses of cash, and may also include other statements that are predictive in nature, or that depend upon or refer to future events or conditions. The words “could”, “expects”, “may”, “will”, “anticipates”, “assumes”, “intends”, “plans”, “believes”, “estimates”, “guidance”, and similar expressions are intended to identify statements containing forward-looking information, although not all forward-looking statements include such words. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances contain forward-looking information. Statements containing forward-looking information are not historical facts but instead represent management’s expectations, estimates and projections regarding future events.
Many factors could cause actual results, performance or achievements or future events or developments to differ materially from those expressed or implied by the forward-looking statements, including, but not limited to: the inability to maintain compliance with the requirements of the NASDAQ Capital Market and/or inability to maintain listing with the NASDAQ Capital Market; the impact of competition; the investment in technological innovation; the retention or maintenance of key personnel; the possibility of significant fluctuations in operating results; the ability of Sphere 3D to maintain business relationships; financial, political or economic conditions; financing risks; future acquisitions; the ability of Sphere 3D to protect its intellectual property; third party intellectual property rights; volatility in the market price for the common shares of the Company; compliance by Sphere 3D with financial reporting and other requirements as a public company; conflicts of interests; future sales of common shares by Sphere 3D’s directors, officers and other shareholders; dilution and future sales of common shares. For more information on these risks, you should refer to the Company’s filings with the securities regulatory authorities, including the Company’s most recently filed Annual Report on Form 10-K, which is available on SEDAR at www.sedar.com and EDGAR at www.sec.gov. In evaluating such statements, we urge you to specifically consider various factors identified in this report, any of which could cause actual results to differ materially from those indicated by such forward-looking statements. Forward-looking statements speak only as of the date of this report and we undertake no obligation to publicly update any forward-looking statements to reflect new information, events or circumstances after the date of this report. Actual events or results may differ materially from such statements.
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
As of March 31, 2023, we hold an aggregate of 3,162,500 shares of MEOA’s Class B common stock.
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

Recent Key Events
•On April 17, 2023, we entered into a Securities Purchase Agreement (the “Purchase Agreement”) pursuant to which we issued to an institutional accredited investor, LDA Capital Limited (the ”Investor”), a Senior Convertible Promissory Note having an aggregate principal amount of $1.0 million (the “Note”) and a Common Share Purchase Warrant (the “Warrant”) to purchase up to 3,191,489 common shares of the Company (the ”Warrant Shares”). We received proceeds of approximately $780,000, which were net of fees associated with the transaction, on April 18, 2023 (the “Closing Date”), with an additional tranche of up to $2,000,000 (the “Second Tranche”) to be provided to us, subject to certain conditions precedent. Upon receipt of the Second Tranche, we shall issue an additional Senior Convertible Promissory Note with a principal amount equal to the amount of the Second Tranche, and a Common Share Purchase Warrant.
•On April 7, 2023, we filed litigation against Gryphon Digital Mining, Inc. (“Gryphon”) citing several breaches to the Gryphon MSA, including but not limited to, several fiduciary and operational breaches.
•On April 4, 2023, we entered into a Master Hosting Services Agreement with Rebel Mining Company, LLC (the “Rebel Hosting Agreement”) for rack space, network services, electrical connections, routine facility maintenance, and technical support of certain of our mining equipment. The Rebel Hosting Agreement has a term of three years with subsequent one year renewal periods. As required by the Rebel Hosting Agreement, we paid a deposit of $1.4 million representing the last two months of estimated service fees.
•On February 8, 2023, we entered into a Hosting Agreement with Lancium FS 25, LLC (the “Lancium Hosting Agreement”) for rack space, network services, electrical connections, routine facility maintenance, and technical support of certain of our mining equipment. The Lancium Hosting Agreement has a term of two years with subsequent one year renewal periods. Within 90 days of commencement of operations of the bitcoin miners, we will pay a deposit representing the last two months of service fees. As of March 31, 2023, there have been no costs incurred or deposits made under the Lancium Hosting Agreement.
•In the first three months of 2023, we issued 5,239,000 common shares for the conversion of 5,239 Series H Preferred Shares. Subsequent to March 31, 2023, we issued 3,235,000 common shares for the conversion of 3,235 Series H Preferred Shares.
•In the first three months of 2023, we sold 2,066 miners for cash proceeds of $3.1 million.
Results of Operations
The First Quarter of 2023 Compared with the First Quarter of 2022
Revenue
We generated revenues of $3.0 million and $1.4 million during the first quarter of 2023 and 2022, respectively. The $1.6 million increase in revenue is primarily due to the increase of $1.8 million in revenues from our digital mining operation, offset by a slight decrease in product and service.
During the first quarter of 2023, the majority of our revenue was derived from digital currency mining and data management services. Income from our mining segment is a result of bitcoin mining activities in the United States. Income from our product and services segment is generated in the United States.
Direct cost of revenues during the first quarter of 2023 and 2022 were $2.3 million and $0.7 million, respectively, representing an increase of $1.6 million, or 216.9%, primarily due to the addition of our digital mining operation.

Operating Expenses
Sales and Marketing Expense
Sales and marketing expenses were $0.3 million and $0.2 million for the first quarter of 2023 and 2022, respectively.
Research and Development Expense
Research and development expenses were $0.3 million and $0.1 million for the first quarter of 2023 and 2022, respectively. The increase of approximately $0.2 million was primarily due to an increase in employee and related expenses associated with internal projects.
General and Administrative Expense
General and administrative expenses were $3.5 million and $9.0 million for the first quarter of 2023 and 2022, respectively. The decrease of $5.5 million was due to a decrease of approximately $7.4 million of which $5.7 million was primarily associated with outside services related to our 2022 expansion into the digital mining industry and $1.7 million for costs related to former proposed merger transactions that were terminated in 2022. These decreases were offset by an increase of approximately $1.9 million which was comprised of $0.4 million for employee and related expenses primarily associated with a higher average headcount, $0.4 million for legal expenses associated with our digital mining operation, $0.4 million in share-based compensation related to awards, $0.3 million of additional insurance cost primarily related to our director and officers’ insurance, $0.2 million related to formation and operating costs for our SPAC (MEOA), and $0.2 million of costs related to audit services.
Depreciation and Amortization Expense
Depreciation and amortization expense was $1.0 million and $6.4 million for the first quarter of 2023 and 2022, respectively. The decrease of $5.4 million was primarily due to fully amortized supplier agreements related to our digital mining machines.
Interest Income and Other Income, Net
Interest income and other income, net was $0.3 million and $0.5 million for the first quarter of 2023 and 2022, respectively. The first three months of 2023 interest income and other income, net, primarily related to a $0.2 million fair value adjustment for warrant liabilities and $0.1 million in interest income from restricted funds held in trust. The first three months of 2022 primarily related to $0.4 million in interest income from notes receivable.
Liquidity and Capital Resources
We have recurring losses from operations. Our primary source of cash flow is generated from digital mining revenue and service revenue. We have financed our operations through proceeds from private and public sales of securities. At March 31, 2023, we had cash and cash equivalents of $2.7 million compared to cash and cash equivalents of $1.3 million at December 31, 2022. The increase in cash results from proceeds received from the sale of mining equipment during the first quarter of 2023. As of March 31, 2023, we had working capital of $1.2 million reflecting a decrease of $2.9 million since December 31, 2022. Cash management continues to be a top priority. We expect to incur negative operating cash flows as we work to maintain and increase our digital mining revenue, product sales volume, and maintain operational efficiencies.

Management has projected that based on our hashing rate at March 31, 2023, cash on hand may not be sufficient to allow us to continue operations beyond the next 12 months if we are unable to raise additional funding for operations. We expect our working capital needs to increase in the future as we continue to expand and enhance our operations. Our ability to raise additional funds for working capital through equity or debt financings or other sources may depend on the financial success of our then current business and successful implementation of our key strategic initiatives, financial, economic and market conditions and other factors, some of which are beyond our control. No assurance can be given that we will be successful in raising the required capital at a reasonable cost and at the required times, or at all. Further equity financings may have a dilutive effect on shareholders and any debt financing, if available, may require restrictions to be placed on our future financing and operating activities. If we require additional capital and are unsuccessful in raising that capital, we may not be able to continue our business operations in the cryptocurrency mining industry or we may be unable to advance our growth initiatives, either of which could adversely impact our business, financial condition and results of operations.
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
The following table shows a summary of our cash flows (used in) provided by operating activities and investing activities (in thousands):

	Three Months Ended March 31,
	2023	2022
Net cash used in operating activities	$(164)	$(15,860)
Net cash provided by (used in) investing activities	$1,540	$(12,836)
Net cash used in operating activities. The use of cash during the first three months of 2023 was primarily a result of our net loss of $3.5 million, offset by $1.1 million in non-cash items, which primarily included amortization of intangible assets, depreciation, realized gain on sale of digital assets, share-based compensation expense, and impairment of digital assets.
Net cash provided by (used in) investing activities. During the first three months of 2023, we sold 2,066 miners originally included in mining equipment, for cash proceeds of $3.1 million and we paid $1.6 million towards digital asset mining machines and shipping costs. During the first three months of 2022, we paid $10.0 million towards digital asset mining machines and shipping costs for which delivery started in January 2022, and we entered into promissory notes receivable with Gryphon and MEOA for $2.5 million and $337,000, respectively. The Gryphon note receivable was forgiven on April 4, 2022 upon termination of the Merger Agreement with Gryphon.
Off-Balance Sheet Information
During the ordinary course of business, we may provide standby letters of credit to third parties as required for certain transactions initiated by us. The Company has one standby letter of credit used for the bond necessary for the Company to receive mining machines. At March 31, 2023, there was restricted cash of $0.2 million pledged as collateral for the standby letter of credit.

Critical Accounting Estimates
The discussion and analysis of our financial condition and results of operations are based on our condensed consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles, or U.S. GAAP. The preparation of our condensed consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities.
Our significant accounting policies are described in Note 2 to the consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022. The accounting estimates that are most critical to a full understanding and evaluation of our reported financial results are described in Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2022. There were no material changes to our critical accounting estimates during the three months ended March 31, 2023.
Recent Accounting Pronouncements
See Note 2 - Summary of Significant Accounting Policies to our condensed consolidated financial statements for information for a discussion of recent accounting pronouncements and their effect, if any.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Not applicable.
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
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the three months ended March 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II - OTHER INFORMATION
Item 1.    Legal Proceedings.
The Company is, from time to time, subject to claims and suits arising in the ordinary course of business. In the opinion of management, the ultimate resolution of such pending proceedings will not have a material effect on the Company’s results of operations, financial position or cash flows.

Item 1A. Risk Factors.
An investment in our Company involves a high degree of risk. In addition to the risk factors and other information included or incorporated by reference to this report, you should carefully consider each of the risk factors described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022, which is available on SEDAR at www.sedar.com and EDGAR at www.sec.gov. These risks and uncertainties are not the only ones we face. Additional risks and uncertainties not presently known to us or that we currently consider immaterial may also impair our business operations. If any of the risks actually occur, our business and financial results could be harmed and the trading price of our common shares could decline.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
None.
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
None.

Item 6. Exhibits.

Exhibit		Filed	Incorporated by Reference
Number	Description	Herewith	Form	File No.	Date Filed

3.1	Certificate and Articles of Amalgamation of the Company		6-K	001-36532	3/25/2015

3.2	Certificate of Amendment to the Articles of Amalgamation of the Company		6-K	001-36532	7/17/2017

3.3	Certificate of Amendment to the Articles of Amalgamation of the Company		8-K	001-36532	10/2/2018

3.4	Certificate of Amendment to the Articles of Amalgamation of the Company		8-K	001-36532	11/5/2018

3.5	Certificate of Amendment to the Articles of Amalgamation of the Company		8-K	001-36532	11/14/2018

3.6	Certificate of Amendment to the Articles of Amalgamation of the Company		8-K	001-36532	7/12/2019

3.7	Certificate of Amendment to the Articles of Amalgamation of the Company		8-K	001-36532	11/8/2019

3.8	Certificate of Amendment to the Articles of Amalgamation of the Company		8-K	001-36532	5/8/2020

3.9	Certificate of Amendment to the Articles of Amalgamation of the Company		8-K	001-36532	9/29/2020

3.10	Certificate of Amendment to the Articles of Amalgamation of the Company		6-K	001-36532	1/7/2021

3.11	Certificate of Amendment to the Articles of Amalgamation of the Company		6-K	001-36532	7/15/2021

3.12	Certificate of Amendment to the Articles of Amalgamation of the Company		6-K	001-36532	10/4/2021

3.13	By-law No. 1, as Amended		6-K	001-36532	7/17/2017

3.14	By-law No. 1 Amending Agreement		6-K	001-36532	2/1/2022

3.15	By-law No. 1 Amending Agreement		8-K	001-36532	1/13/2023

3.16	By-law No. 2		6-K	001-36532	5/12/2017

10.1	Securities Purchase Agreement by and between the Company and LDA Capital Limited, dated April 17, 2023		8-K	001-36532	4/21/2023

10.2	Senior Convertible Promissory Note issued by the Company to LDA Capital Limited on April 17, 2023		8-K	001-36532	4/21/2023

10.3	Common Share Purchase Warrant issued by the Company to LDA Capital Limited on April 17, 2023		8-K	001-36532	4/21/2023

10.4	Amendment No. 1 to Senior Convertible Promissory Note between the Company and LDA Capital Limited dated April 25, 2023	X

31.1	Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

31.2	Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document	X

101.SCH	Inline XBRL Taxonomy Extension Schema	X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase	X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase	X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase	X

101.PRE	Inline XBRL Taxonomy Presentation Linkbase	X

104	Cover Page Interactive Data File (formatted as inline XBRL as contained in Exhibit 101)	X
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

Sphere 3D Corp.

Date:	May 11, 2023	By:	/s/ Patricia Trompeter
Patricia Trompeter
Chief Executive Officer
(Principal Executive Officer)