Form 10-Q
period 2023-06-30
Sphere 3D Corp.
filed 2023-08-14
CIK 1591956

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from___________________________to ___________________________
Commission File Number: 001-36532
__________________________________
Sphere 3D Corp.
(Exact name of Registrant as specified in its charter)
__________________________________

Ontario, Canada	98-1220792
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

895 Don Mills Road, Bldg 2, Suite 900
Toronto, Ontario Canada	M3C 1W3
(Address of principal executive offices)	(Zip Code)
647 952-5049
(Registrant’s Telephone Number, Including Area Code)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Shares	ANY	NASDAQ Capital Market
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of August 7, 2023, there were 11,900,464 shares of the registrant’s common stock outstanding.

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements.
Sphere 3D Corp.
Condensed Consolidated Balance Sheets
(in thousands of U.S. dollars, except shares)
(unaudited)

	June 30, 2023	December 31, 2022
Assets
Current assets:
Cash and cash equivalents	$506	$1,337
Digital assets	626	1,695
Restricted cash	202	206
Accounts receivable, net	148	174
Note receivable, net of allowance for credit losses of $3,821 and $0, respectively	—	3,821
Other current assets	3,196	3,051
Total current assets	4,678	10,284
Property and equipment, net	28,695	34,259
Intangible assets, net	8,666	9,477
Funds held in trust account	8,542	10,297
Other assets	20,697	18,699
Total assets	$71,278	$83,016
Liabilities, Temporary Equity and Shareholders’ Equity
Current liabilities:
Accounts payable	$2,729	$2,993
Accrued liabilities	1,794	1,537
Accrued payroll and employee compensation	458	696
Warrant liabilities	579	—
Convertible debt	250	—
Other current liabilities	1,350	974
Total current liabilities	7,160	6,200
Deferred underwriting fee	4,554	4,554
Warrant liabilities	—	864
Convertible debt, long-term	801	—
Other non-current liabilities	320	366
Total liabilities	12,835	11,984
Commitments and contingencies (Note 13)
Series H preferred shares, no par value, unlimited shares authorized, 49,981 and 60,000 shares issued and outstanding as of June 30, 2023 and December 31, 2022, respectively	22,049	26,469
Redeemable non-controlling interest	8,492	9,998
Total temporary equity	30,541	36,467
Shareholders’ equity:
Common shares, no par value; unlimited shares authorized, 11,423,310 and 9,804,609 shares issued and outstanding as of June 30, 2023 and December 31, 2022, respectively	462,226	456,402
Accumulated other comprehensive loss	(1,804)	(1,799)
Accumulated deficit	(432,297)	(419,732)
Total Sphere 3D Corp. shareholders’ equity	28,125	34,871
Non-controlling interest	(223)	(306)
Total shareholders’ equity	27,902	34,565
Total liabilities, temporary equity, and shareholders’ equity	$71,278	$83,016
See accompanying notes to condensed consolidated financial statements.

Sphere 3D Corp.
Condensed Consolidated Statements of Operations
(in thousands of U.S. dollars, except share and per share amounts)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022

Revenues:
Digital mining revenue	$4,966	$1,211	$7,490	$1,958
Service and product revenue	500	710	1,002	1,335
Total revenues	5,466	1,921	8,492	3,293

Operating costs and expenses:
Cost of digital mining revenue	4,074	619	6,039	974
Cost of service and product revenue	209	341	507	700
Sales and marketing	277	264	551	495
Research and development	227	139	497	253
General and administrative	3,634	7,788	7,105	16,757
Depreciation and amortization	1,375	7,485	2,400	13,849
Loss on disposal of property and equipment	251	—	251	—
Realized gain on sale of digital assets	(139)	—	(772)	—
Impairment of digital assets	254	679	350	770
Total operating expenses	10,162	17,315	16,928	33,798
Loss from operations	(4,696)	(15,394)	(8,436)	(30,505)
Other income (expense):
Interest expense	(1,173)	—	(1,173)	—
Interest income and other expense, net	1,113	281	1,364	745
Forgiveness of note receivable	—	(13,145)	—	(13,145)
Impairment of investments	—	(12,429)	—	(12,429)
Net loss before taxes	(4,756)	(40,687)	(8,245)	(55,334)
Provision for income taxes	4	—	4	—
Net loss	(4,760)	(40,687)	(8,249)	(55,334)
Less: Non-controlling interest - income	67	—	83	—
Net loss available to common shareholders	$(4,827)	$(40,687)	$(8,332)	$(55,334)

Net loss per share:
Net loss per share basic and diluted	$(0.44)	$(4.31)	$(0.78)	$(5.96)
Shares used in computing net loss per share:
Basic and diluted	11,051,588	9,449,735	10,673,876	9,285,878
See accompanying notes to condensed consolidated financial statements.

Sphere 3D Corp.
Condensed Consolidated Statements of Comprehensive Loss
(in thousands of U.S. dollars)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022

Net loss	$(4,760)	$(40,687)	$(8,249)	$(55,334)
Other comprehensive (loss) income:
Foreign currency translation adjustment	(3)	(8)	(5)	1
Total other comprehensive (loss) income	(3)	(8)	(5)	1
Comprehensive loss	$(4,763)	$(40,695)	$(8,254)	$(55,333)
See accompanying notes to condensed consolidated financial statements.

Sphere 3D Corp.
Condensed Consolidated Statements of Shareholders’ Equity
(in thousands of U.S. dollars, except shares)
(unaudited)

	Common Shares		Accumulated Other Comprehensive Loss	Accumulated Deficit	Non-controlling Interest	Total Shareholders' Equity
	Shares	Amount
Balance at January 1, 2023	9,804,609	$456,402	$(1,799)	$(419,732)	$(306)	$34,565
Cumulative adjustment from adoption of ASU 2016-13	—	—	—	(3,821)	—	(3,821)
Issuance of common shares for conversion of preferred shares	748,427	2,311	—	—	—	2,311
Issuance of common shares pursuant to the vesting of restricted stock units	10,656	—	—	—	—	—
Share-based compensation	—	485	—	—	—	485
Remeasurement of redeemable non-controlling interest	—	—	—	(376)	—	(376)
Other comprehensive loss	—	—	(2)	—	—	(2)
Net loss	—	—	—	(3,505)	16	(3,489)
Balance at March 31, 2023	10,563,692	459,198	(1,801)	(427,434)	(290)	29,673
Issuance of common shares for conversion of preferred shares	682,856	2,109	—	—	—	2,109
Exercise of stock options	94,701	200	—	—	—	200
Issuance of common shares for vested restricted stock units, net of shares withheld for income taxes	82,061	—	—	—	—	—
Share-based compensation	—	719	—	—	—	719
Remeasurement of redeemable non-controlling interest	—	—	—	(36)	—	(36)
Other comprehensive loss	—	—	(3)	—	—	(3)
Net loss	—	—	—	(4,827)	67	(4,760)
Balance at June 30, 2023	11,423,310	$462,226	$(1,804)	$(432,297)	$(223)	$27,902

See accompanying notes to condensed consolidated financial statements.

Sphere 3D Corp.
Condensed Consolidated Statements of Shareholders’ Equity (continued)
(in thousands of U.S. dollars, except shares)
(unaudited)

	Common Shares		Accumulated Other Comprehensive Loss	Accumulated Deficit	Non-controlling Interest	Total Shareholders' Equity
	Shares	Amount
Balance at January 1, 2022	9,080,915	$444,265	$(1,794)	$(215,195)	$—	$227,276
Issuance of common shares and warrants for the settlement of liabilities	135,714	1,957	—	—	—	1,957
Share-based compensation	—	117	—	—	—	117
Other comprehensive income	—	—	9	—	—	9
Net loss	—	—	—	(14,647)	—	(14,647)
Balance at March 31, 2022	9,216,629	446,339	(1,785)	(229,842)	—	214,712
Issuance of common shares for the purchase of intangible assets	192,857	1,721	—	—	—	1,721
Issuance of common shares for vested restricted stock units, net of shares withheld for income taxes	91,338	—	—	—	—	—
Share-based compensation	—	7,199	—	—	—	7,199
Other comprehensive loss	—	—	(8)	—	—	(8)
Net loss	—	—	—	(40,687)	—	(40,687)
Balance at June 30, 2022	9,500,824	$455,259	$(1,793)	$(270,529)	$—	$182,937

See accompanying notes to condensed consolidated financial statements.

Sphere 3D Corp.
Condensed Consolidated Statements of Cash Flows
(in thousands of U.S. dollars)
(unaudited)

	Six Months Ended June 30,
	2023	2022
Operating activities:
Net loss	$(8,249)	$(55,334)
Adjustments to reconcile net loss to cash used in operating activities:
Digital currency issued for services	669	229
Depreciation and amortization	2,400	13,849
Share-based compensation	1,204	7,316
Change in fair value of warrant liabilities	(1,261)	—
Warrants issued with convertible debt	976	—
Realized gain on sale of digital assets	(772)	(3)
Impairment of digital assets	350	770
Loss on disposal of property and equipment	251	—
Change in fair value of debt	51	—
Noncash lease cost	25	—
Forgiveness of note receivable	—	13,145
Impairment of investments	—	12,429
Issuance of common shares and warrants for settlement of liabilities	—	1,957
Change in fair value of crypto asset payable	—	(1,607)
Changes in operating assets and liabilities:
Proceeds from sale of digital assets	8,312	—
Digital assets	(7,490)	(1,958)
Accounts receivable	26	(12)
Accounts payable and accrued liabilities	1,738	(339)
Accrued payroll and employee compensation	(238)	423
Other assets and liabilities, net	(26)	(15,395)
Net cash used in operating activities	(2,034)	(24,530)
Investing activities:
Proceeds from sale of property and equipment	3,699	—
Redemption of non-controlling interest	(1,918)	—
Payments for purchase of property and equipment	(1,561)	(15,958)
Notes receivable	—	(2,837)
Purchase of intangible assets	—	(306)
Net cash provided by (used in) investing activities	220	(19,101)
Financing activities:
Proceeds from convertible debt, net of debt issuance costs	779	—
Proceeds from exercise of stock options	200	—
Net cash provided by financing activities	979	—
Net decrease in cash, cash equivalents and restricted cash	(835)	(43,631)
Cash, cash equivalents and restricted cash, beginning of period	1,543	54,355
Cash, cash equivalents and restricted cash, end of period	$708	$10,724

See accompanying notes to condensed consolidated financial statements.

Sphere 3D Corp.
Condensed Consolidated Statements of Cash Flows (continued)
(in thousands of U.S. dollars)

	Six Months Ended June 30,
	2023	2022

Reconciliation of cash, cash equivalents and restricted cash to consolidated balance sheets:
Cash and cash equivalents	$506	$10,724
Restricted cash	202	—
Total cash, cash equivalents and restricted cash	$708	$10,724

Supplemental disclosures of non-cash investing activities:
Remeasurement of redeemable non-controlling interest	$412	$—
Reclassification from deposit for mining equipment to mining equipment	$—	$9,137
Issuance of common shares for purchase of intangible assets	$—	$1,721
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
Liquidity and Going Concern
The Company has recurring losses from operations and incurred a net loss of approximately $8.2 million for the six months ended June 30, 2023. Management has projected that based on our hashing rate at June 30, 2023, cash on hand may not be sufficient to allow the Company to continue operations beyond the next 12 months from the date the financial statements are issued if we are unable to raise additional funding for operations. We expect our working capital needs to increase in the future as we continue to expand and enhance our operations. Our ability to raise additional funds for working capital through equity or debt financings or other sources may depend on the financial success of our then current business and successful implementation of our key strategic initiatives, financial, economic and market conditions and other factors, some of which are beyond our control. No assurance can be given that we will be successful in raising the required capital at a reasonable cost and at the required times, or at all. Further equity financings may have a dilutive effect on shareholders and any debt financing, if available, may require restrictions to be placed on our future financing and operating activities. We require additional capital and if we are unsuccessful in raising that capital, we may not be able to continue our business operations in the cryptocurrency mining industry or we may be unable to advance our growth initiatives, either of which could adversely impact our business, financial condition and results of operations.
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
These factors, among others, raise substantial doubt that the Company will be able to continue as a going concern beyond the next 12 months from the date the financial statements are issued. The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business and do not include any adjustments that might result from the outcome of this uncertainty.

Share Consolidation
On June 28, 2023, the Company filed Articles of Amendment to effect a share consolidation (also known as a reverse stock split) of its issued and outstanding common shares on a one-for-seven basis. The share consolidation became effective on June 28, 2023. All share and per share amounts have been restated for all periods presented to reflect the share consolidation.
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
Foreign Currency Translation
The financial statements of the Company’s foreign subsidiary, for which the functional currency is the local currency, is translated into U.S. dollars using the exchange rate at the consolidated balance sheet date for assets and liabilities and a weighted-average exchange rate during the year for revenue, expenses, gains and losses. Translation adjustments are recorded as accumulated other comprehensive income (loss) within shareholders’ equity. Gains or losses from foreign currency transactions are recognized in the condensed consolidated statements of operations. Such transactions resulted in minimal gains or losses for the three and six months ended June 30, 2023 and 2022.
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
Funds held in trust account are restricted and invested in U.S. government treasury money market funds, except with respect to interest earned on the funds held in the trust account that may be released to MEOA, to pay its franchise and income tax obligations (less up to $100,000 of interest to pay dissolution expenses). In the third quarter of 2023, the trust account proceeds were released and used for the redemption of the public shares of MEOA as a result of the initial business combination not being completed prior to the applicable deadline.
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
The following table presents the activities of the digital assets (in thousands):

Balance at January 1, 2023	$1,695
Addition of digital assets	7,490
Digital assets sold for cash	(7,540)
Digital assets issued for services	(669)
Impairment loss	(350)
Balance at June 30, 2023	$626
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
The Company has purchased carbon credits. As it intends to use these carbon credits, the assets have been classified as intangible assets. When the carbon credit is used, it will be expensed as an operating expense.
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

Convertible Debt
The Company accounts for convertible debt in accordance with the applicable authoritative guidance and has elected to apply the fair value option. The convertible debt is reflected at fair value in the condensed consolidated balance sheets and changes in fair value are recorded in the condensed consolidated statements of operations as a fair value adjustment to the convertible debt each reporting period (with the portion of the change that results from a change in the instrument-specific credit risk recorded separately in other comprehensive income, if applicable). The Company expenses any issuance costs allocated to a freestanding or an embedded financial instrument that is subsequently measured at fair value through earnings as of the issuance date.
Warrant Liabilities
Warrant liabilities are for warrants for shares of MEOA’s common stock that are not indexed to its own stock and for warrants for a common share purchase warrant issued in connection with the Company’s convertible debt. The warrants are presented as liabilities at fair value on the consolidated balance sheets. The warrants are subject to remeasurement at each balance sheet date and any change in fair value is recognized in interest income and other expense, net, in the consolidated statements of operations. The fair value of the warrants issued in connection with MEOA's public offering were measured based on the listed market price of such warrants. The fair value of the LDA Warrant was measured using a Monte Carlo valuation model.
Redeemable Non-controlling Interest
Redeemable non-controlling interest is interest in a subsidiary of the Company that are redeemable outside of the Company’s control either for cash or other assets. This interest is classified as temporary equity and measured at the estimated redemption value at the end of each reporting period. The resulting increases or decreases in the estimated redemption amount are effected by corresponding charges to accumulated deficit. At June 30, 2023, redeemable non-controlling interest recorded within the Company’s consolidated balance sheets relates to its subsidiary, MEOA.
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
The Company is engaged with digital asset mining pool operators to provide computing power to the mining pools. In exchange for providing computing power, the Company is entitled to a fractional share of the fixed Bitcoin award the mining pool operator receives for successfully adding a block to the blockchain, plus a fractional share of the transaction fees attached to that blockchain. The Company’s fractional share is based on the proportion of computing power the Company contributed to the mining pool operator to the total computing power contributed by all mining pool participants in solving the current algorithm. The Company satisfies its performance obligation over time with daily settlement in Bitcoin. The transaction price is the fair value of the digital asset mined, Bitcoin, being the fair value per the prevailing market rate for that digital asset on the date earned. The transaction consideration the Company receives is noncash consideration, in the form of Bitcoin, which the Company measures at fair value on the date earned which is not materially different from the fair value at contract inception. Fair value of the Bitcoin received is determined using the spot price of the Bitcoin on the date earned. The Company cannot determine, during the course of solving for a block, that a reversal of revenue is not probable and therefore revenue is recognized when the mining pool operator successfully places a block (by being the first to solve an algorithm) and the Company receives confirmation of the consideration it will receive.
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
In October 2021, the FASB issued Accounting Standards Update No. 2021-08, Accounting for Contract Assets and Contract Liabilities from Contracts with Customers (“ASU 2021-08”). ASU 2021-08 amends ASC 805 to require acquiring entities to apply Topic 606 to recognize and measure contract assets and contract liabilities in a business combination. The Company adopted the new standard beginning January 1, 2023, however it did not have an effect on its financial position, results of operations or cash flows.

3.Fair Value Measurements
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
Assets and Liabilities that are Measured at Fair Value on a Recurring Basis
The Company’s consolidated financial instruments include cash equivalents, accounts receivable, notes receivable, accounts payable, accrued liabilities, warrant liabilities and convertible debt. Fair value estimates of these instruments are made at a specific point in time, based on relevant market information. These estimates may be subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. The carrying amount of cash equivalents, accounts receivable, notes receivable, accounts payable and accrued liabilities are generally considered to be representative of their respective fair values because of the short-term nature of those instruments. The Company has elected to record its convertible debt at fair value.
The following tables provide a summary of the financial instruments that are measured at fair value on a recurring basis (in thousands):

	June 30, 2023
	Fair Value	Level 1	Level 2	Level 3
Convertible note	$1,051	$—	$—	$1,051
Warrant liabilities	$579	$—	$—	$579

	December 31, 2022
	Fair Value	Level 1	Level 2	Level 3
Warrant liabilities	$864	$864	$—	$—

The following table presents the activities of warrant liabilities that are measured at fair value (in thousands):

Warrant liability as of January 1, 2023	$864
Change in fair value MEOA warrant	(202)
Warrant liability as of March 31, 2023	662
Issuance of LDA warrant	976
Change in fair value MEOA warrant	(662)
Change in fair value LDA warrant	(397)
Warrant liability as of June 30, 2023	$579
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

4.    Note Receivable
Rainmaker Promissory Note
In September 2020, the Company entered into a Senior Secured Convertible Promissory Note with Rainmaker (the “Rainmaker Note”), pursuant to which the Company loaned Rainmaker the principal amount of $3.1 million. The Rainmaker Note is secured as a registered lien under the Uniform Commercial Code and the Personal Property Security Act (Ontario) against the assets of Rainmaker and bears interest at the rate of 10.0% per annum. The principal and interest accrue monthly and are due and payable in full on September 14, 2023. The Company has the right, at any time, to convert all or any portion of the then outstanding and unpaid Rainmaker Note and interest into non-assessable shares of Rainmaker common stock, or any shares of capital stock or other securities of Rainmaker, at the conversion price as defined in the Rainmaker Note. On January 1, 2023, as a result of adopting ASU 2016-13, the Company recorded an allowance for credit losses of $3.8 million and reversed accrued interest of $0.1 million. As of June 30, 2023 and December 31, 2022, the Rainmaker Note balance, including accrued interest, was nil and $3.8 million, respectively.
5.    Certain Balance Sheet Items
The following table summarizes other current assets (in thousands):

	June 30, 2023	December 31, 2022
Prepaid digital hosting services	$1,265	$880
Prepaid services	611	927
Prepaid insurance	735	783
Other	585	461
	$3,196	$3,051
The following table summarizes property and equipment, net (in thousands):

	June 30, 2023	December 31, 2022
Mining equipment	$31,600	$35,550
Accumulated depreciation	(3,298)	(1,709)
Subtotal	28,302	33,841
Right of use asset	393	418
Property and equipment, net	$28,695	$34,259
Depreciation expense for property and equipment was $1.0 million and $0.5 million during the three months ended June 30, 2023 and 2022, respectively, inclusive of ROU asset amortization of $15,000 and nil, respectively. Depreciation expense for property and equipment was $1.6 million and $0.6 million during the six months ended June 30, 2023 and 2022, respectively, inclusive of ROU asset amortization of $25,000 and nil, respectively.

During the six months ended June 30, 2023, the Company sold 2,531 miners that were included in mining equipment, for cash proceeds of $3.7 million.
The following table summarizes other assets (in thousands):

	June 30, 2023	December 31, 2022
Prepaid digital hosting services	$20,637	$18,514
Prepaid insurance and services	49	116
Other	11	69
	$20,697	$18,699
The following table summarizes other current liabilities (in thousands):

	June 30, 2023	December 31, 2022
Advance from target for SPAC	$898	$449
Taxes payable for SPAC	270	254
Deferred revenue	74	160
Other	108	111
	$1,350	$974

6.    Intangible Assets
The following table summarizes intangible assets, net (in thousands):

	June 30, 2023	December 31, 2022
Supplier agreements	$39,084	$39,084
Developed technology	150	150
Channel partner relationships	730	730
Customer relationships	380	380
Capitalized development costs	103	103
	40,447	40,447
Accumulated amortization:
Supplier agreements	(32,502)	(31,708)
Developed technology	(150)	(150)
Channel partner relationships	(730)	(720)
Customer relationships	(373)	(366)
Capitalized development costs	(103)	(103)
	(33,858)	(33,047)
Total finite-lived intangible assets, net	6,589	7,400
Carbon credits held for future use	2,077	2,077
Total intangible assets, net	$8,666	$9,477
Amortization expense for intangible assets was $0.4 million and $7.0 million during the three months ended June 30, 2023 and 2022, respectively. Amortization expense for intangible assets was $0.8 million and $13.2 million during the six months ended June 30, 2023 and 2022, respectively. Estimated amortization expense for intangible assets is expected to be approximately $0.8 million for the remainder of 2023 and $1.6 million, $1.6 million, $1.6 million, $0.2 million, and $0.1 million in fiscal 2024, 2025, 2026, 2027 and 2028, respectively.
7.Investments
Special Purpose Acquisition Company
In April 2021, the Company sponsored a special purpose acquisition company (“SPAC”), Minority Equality Opportunities Acquisition Inc. (“MEOA”), through the Company’s wholly owned subsidiary, Minority Equality Opportunities Acquisition Sponsor, LLC (“SPAC Sponsor”). MEOA’s purpose is to focus initially on transactions with companies that are minority owned businesses. MEOA’s IPO was completed on August 30, 2021. As of both June 30, 2023 and December 31, 2022, the Company held an aggregate of 3,162,500 shares of MEOA’s Class B common stock.
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
On July 3, 2023, MEOA announced that it did not complete an initial business combination on or prior to June 30, 2023, the deadline by which it must have completed an initial business combination, and intends to dissolve and liquidate in accordance with the provisions of its amended charter. As of the close of business on July 3, 2023, MEOA’s public shares were deemed cancelled and represent only the right to receive the redemption amount. MEOA instructed Continental Stock Transfer & Trust Company, the trustee of the trust account, to take all necessary actions to liquidate the securities held in the trust account. The redemption of MEOA’s public shares was completed in the third quarter of 2023.
The SPAC Sponsor agreed to waive its redemption rights with respect to its outstanding Class B common stock issued prior to MEOA’s initial public offering. There were no redemption rights or liquidating distributions with respect to MEOA’s warrants, which expired worthless.
8.    Convertible Debt
On April 17, 2023, the Company entered into a Securities Purchase Agreement (the “LDA Purchase Agreement”) pursuant to which the Company issued to an investor, LDA Capital Limited (the “Investor”), a senior convertible promissory note having an aggregate principal amount of $1.0 million (the “LDA Note”), as amended April 25, 2023, and a common share purchase warrant (the “LDA Warrant”) to purchase up to 455,927 common shares of the Company (the “LDA Warrant Shares”). The Company received proceeds of approximately $0.8 million, which were net of fees associated with the transaction, on April 18, 2023 (the “Closing Date”), with an additional tranche of up to $2.0 million (the “Second Tranche”) to be provided to the Company, subject to certain conditions precedent, within five business days of the date on which an effective registration statement is filed to cover the resale of the conversion shares (as defined below) and the LDA Warrant Shares. Upon receipt of the Second Tranche, the Company shall issue an additional senior convertible promissory note with a principal amount equal to the amount of the Second Tranche, and a common share purchase warrant.
The LDA Note matures 24 months after issuance, bears interest at a rate of 7.5% per annum and is convertible into the Company's common shares (the “Conversion Shares”), at the Investor's election, at an initial conversion price equal to the greater of (i) $2.0832 per share, or (ii) 85% of the VWAPS (as defined in the LDA Note) during the five trading days prior to delivery of a conversion notice by the Investor, subject to adjustment for certain stock splits, stock combinations and dilutive share issuances. Commencing on the date that is 12 months from the date of issuance, the Company is required to pay the Investor back the amount of the outstanding principal in twelve consecutive monthly installments. The Company may prepay all, but not less than all, of the then outstanding principal amount of the LDA Note plus an additional prepayment amount equal to the greater of (i) the total amount of interest that would have been payable in respect of initial principal amount under the LDA Note from the issuance date through (A) its original maturity date or (B) if the date of applicable prepayment is prior to the date that is 120 days from the issuance date, the date that is 12 months from the issuance date, and (ii) the amount of interest that would have been payable in respect of initial principal amount under the LDA Note from the date of the applicable prepayment through (A) its original maturity date or (B) if the date of applicable prepayment is prior to the date that is 120 days from the issuance date, the date that is 12 months from the issuance date, at any time prior to the maturity date. The LDA Note contains a number of customary events of default. Additionally, the LDA Note is secured by certain property and equipment owned by the Company, pursuant to a security agreement between the Company and the Investor dated as of April 17, 2023. At June 30, 2023, the fair value balance of the LDA Note was $1,051,000.

As of June 30, 2023, the Company was not in compliance with a financial covenant of the LDA Note. Subsequent to June 30, 2023, the Company received a waiver for the financial covenant noncompliance.
The fair value of the LDA Note was estimated based on a pay-off scenario upon maturity using discount rates of 16.2% and 14.0% as of April 17, 2023 and June 30, 2023, respectively. The Company recorded a change in fair value adjustment of $51,000 for both the three and six months ended June 30, 2023.
The LDA Warrant is exercisable at an initial exercise price of $3.29 per share and expires three years from the date of issuance or earlier if the closing of a Fundamental Transaction occurs (defined as merger or consolidation, any sale of substantially all of the Company’s assets, any tender offer or exchange offer pursuant to which common shareholders can tender or exchange their shares for other securities, cash or property, as well as any reclassification of common shares into other securities, cash or property). On the date that is six months from the date of issuance of the LDA Warrant, the exercise price will be adjusted to the lower of (i) $3.29, and (ii) a price equal to 110% of the average of the VWAPS (as defined in the LDA Warrant) of the Company's common shares over five trading days preceding such date. Additionally, the exercise price of the LDA Warrant is subject to adjustment for certain stock splits, stock combinations and dilutive share issuances. Pursuant to the terms of the LDA Purchase Agreement, the Company will reserve for issuance 200% of the maximum aggregate number of common shares as are issuable upon repayment or conversion in full of the LDA Note and exercise in full of the LDA Warrant at any time.
The LDA Warrant contains a contingent put option. In the event of a Fundamental Transaction, the Investor may, at the Investor’s option, require the Company to purchase the LDA Warrant for an amount of cash equal to the Black Scholes value of the remaining unexercised portion of the warrant on the date of consummation of such Fundamental Transaction. The Company has recorded the warrant as a liability and will adjust the warrant liability to fair value each reporting period until settled.
The fair value of the LDA Warrant was measured using a Monte Carlo valuation model with the following assumptions:

	April 17, 2023	June 30, 2023
Common share price	$2.98	$1.94
Expected volatility	120.0%	115.0%
Risk-free interest rate	3.8%	4.5%
On April 17, 2023, upon issuance of the LDA Note and LDA Warrant, which are accounted for as freestanding financial instruments, the Company determined that the aggregate fair value of $2.0 million for the instruments issued exceeds the net proceeds received under the transaction. Accordingly, the excess of the fair value over the proceeds received of $1.0 million was recognized as interest expense.

9.Preferred Shares
Series H Preferred Shares
On October 1, 2021, the Company filed articles of amendment to create a series of preferred shares, being, an unlimited number of Series H Preferred Shares and to provide for the rights, privileges, restrictions and conditions attaching thereto. The Series H Preferred Shares are convertible provided (and only if and to the extent) that prior shareholder approval of the issuance of all Sphere 3D common shares issuable upon conversion of the Series H Preferred Shares has been obtained in accordance with the rules of the Nasdaq Stock Market, at any time from time to time, at the option of the holder thereof, into 142.857 Sphere 3D common shares for every Series H Preferred Share. Each holder of the Series H Preferred Shares, may, subject to prior shareholder approval, convert all or any part of the Series H Preferred Shares provided that after such conversion the common shares issuable, together with all the common shares held by the shareholder in the aggregate would not exceed 9.99% of the total number of outstanding common shares of the Company. Each Series H Preferred Share has a stated value of $1,000. The Series H Preferred Shares are non-voting and do not accrue dividends. These features include, in the event of the liquidation, dissolution or winding-up of the Company, whether voluntary or involuntary, deemed liquidation or any other distribution of the assets of the Company among its shareholders for the purpose of winding-up its affairs, the Series H Preferred Shares shall entitle each of the holders thereof to receive an amount equal to the Series H subscription price per Series H Preferred Share, as defined in the agreement, to be paid before any amount is paid or any assets of the Company are distributed to the holders of its common shares.
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
During the six months ended June 30, 2023, pursuant to the Modified Hertford Agreement, the Company issued 1,431,283 common shares for the conversion of 10,019 Series H Preferred Shares.
In accordance with the authoritative guidance for distinguishing liabilities from equity, the Company has determined that its Series H preferred shares carry certain redemption features beyond the control of the Company. Accordingly, the Series H Preferred Shares are presented as temporary equity.
10.Share Capital
On June 28, 2023, the Company filed an Articles of Amendment to effect a share consolidation (also known as a reverse stock split) of its issued and outstanding common shares on a one-for-seven basis. The share consolidation became effective on June 28, 2023. All share and per share amounts have been restated for all periods presented to reflect the share consolidation.
In April 2022, the Company issued 192,857 unregistered common shares, with a fair value of $1.7 million, to Bluesphere Ventures Inc. for the right to acquire up to 1,040,000 carbon credits. As of June 30, 2023, none of the carbon credits have been retired.

In March 2022, in connection with the Merger Agreement, the Company issued into escrow 121,428 common shares with a fair value of $1.2 million. On April 4, 2022, the Merger Agreement with Gryphon Digital Mining, Inc. (“Gryphon”) was terminated by the Company and the common shares were released to Gryphon as stated by the escrow agreement.
In February 2022, the Company issued 14,286 common shares and 42,858 warrants to purchase up to 42,858 common shares, with a combined fair value of $0.7 million to PGP Capital Advisors for financial advisory services provided.
Unlimited authorized common shares at no par value are available to the Company. At June 30, 2023, the Company had the following outstanding warrants to purchase common shares:

Date issued	Contractual life (years)	Exercise price	Number outstanding	Expiration
July 2021	3	$28.00	285,716	December 22, 2024
August 2021	3	$45.50	370,787	August 25, 2024
August 2021	3	$52.50	370,787	August 25, 2024
September 2021	5	$66.50	1,614,299	September 8, 2026
October 2021	3	$42.00	121,429	October 1, 2024
February 2022	5	$28.00	14,286	February 7, 2027
February 2022	5	$35.00	14,286	February 7, 2027
February 2022	5	$42.00	14,286	February 7, 2027
April 2023	3	$3.29	455,927	April 17, 2026
			3,261,803

11.Equity Incentive Plans
Stock Options
The fair value of option awards are estimated on the date of grant using the Black-Scholes option pricing model. Expected volatility was based on historical volatility of the Company’s common shares. The expected term of options granted was based on the simplified formula. The risk-free interest rate was based on the U.S. Treasury yield for a period consistent with the expected term of the option in effect at the time of the grant. The dividend yield assumption was based on the expectation of no future dividend payments.
The assumptions used in the Black-Scholes model were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Expected volatility	84.0%	124.0%	84.0%	124.0%
Expected term (in years)	0.5	4.2	0.5	4.2
Risk-free interest rate	5.27%	2.71-3.25%	5.27%	2.71-3.25%
Dividend yield	—	—	—	—
The following table summarizes option activity:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Options outstanding — January 1, 2023	389,604	$7.07
Granted	100,000	$2.11
Exercised	(94,701)	$2.11
Forfeited	(14,286)	$6.30
Options outstanding — June 30, 2023	380,617	$7.01	5.1	$—
Vested and expected to vest — June 30, 2023	380,617	$7.01	5.1	$—
Exercisable — June 30, 2023	129,560	$11.75	4.7	$—
Restricted Stock
The following table summarizes RSU activity:

	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding — January 1, 2023	125,182	$8.89
Granted	444,697	$2.90
Vested and released	(101,873)	$5.37
Forfeited	(20,953)	$6.78
Outstanding — June 30, 2023	447,053	$3.83
The estimated fair value of RSUs was based on the market value of the Company’s common shares on the date of grant. RSUs typically vest over a period of one to three years from the original date of grant. The total grant date fair value of RSUs vested during the six months ended June 30, 2023 and 2022 was approximately $0.5 million and $2.0 million, respectively. The fair value of RSUs vested during the six months ended June 30, 2023 and 2022 was approximately $0.2 million and $1.5 million, respectively.

Share-Based Compensation Expense
The Company recorded the following compensation expense related to its share-based compensation awards (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Sales and marketing	$35	$—	$51	$—
General and administrative	684	7,199	1,153	7,316
Total share-based compensation expense	$719	$7,199	$1,204	$7,316
Total unrecognized estimated compensation cost by type of award and the weighted-average remaining requisite service period over which such expense is expected to be recognized (in thousands, unless otherwise noted):

	June 30, 2023
	Unrecognized Expense	Remaining Weighted-Average Recognition Period (years)
RSUs	$1,247	1.1
Stock options	$449	1.4
12.Net Loss per Share
Basic net loss per share is computed by dividing net loss applicable to common shareholders by the weighted-average number of common shares outstanding during the period. Preferred shares, outstanding common share purchase warrants, and outstanding options and RSUs are considered common stock equivalents and are only included in the calculation of diluted earnings per common share when net income is reported and their effect is dilutive.
Anti-dilutive common share equivalents excluded from the computation of diluted net loss per share were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Preferred shares issued and outstanding	7,140,136	13,714,286	7,140,136	13,714,286
Common share purchase warrants	3,261,803	2,836,935	3,261,803	2,836,935
Options and RSUs outstanding	827,670	637,902	827,670	637,902
Convertible debt	480,031	—	480,031	—

13.Commitments and Contingencies
Service Agreements
On August 19, 2021, the Company entered into a Master Services Agreement with Gryphon (the “Gryphon MSA”). To provide greater certainty as to the term of the Gryphon MSA, on December 29, 2021, the Company and Gryphon entered into Amendment No. 1 to the Gryphon MSA (the “Gryphon MSA Amendment”) which extended the initial term of the Gryphon MSA to five years, as the Company did not receive delivery of a specified minimum number of digital mining machines during 2022. Subject to written notice from the Company and an opportunity by Gryphon to cure for a period of up to 180 days, the Company shall be entitled to terminate the Gryphon MSA in the event of: (i) Gryphon’s failure to perform the services under the Gryphon MSA in a professional and workmanlike manner in accordance with generally recognized digital mining industry standards for similar services, or (ii) Gryphon’s gross negligence, fraud or willful misconduct in connection with performing the services. Gryphon shall be entitled to specific performance or termination for cause in the event of a breach by the Company, subject to written notice and an opportunity to cure for a period of up to 180 days. As consideration for the Gryphon MSA, Gryphon shall receive the equivalent of 22.5% of the net operating profit, as defined in the Gryphon MSA, of all of the Company’s blockchain and digital currency related operations as a management fee. In addition, any costs Gryphon incurs on the Company's behalf are to be reimbursed to Gryphon as defined in the Gryphon MSA. The Company paid costs under this agreement of $3.3 million and $0.4 million during the three months ended June 30, 2023 and 2022, respectively. The Company paid costs under this agreement of $3.9 million and $0.8 million during the six months ended June 30, 2023 and 2022, respectively.
On April 7, 2023, the Company filed litigation against Gryphon citing several breaches to the Gryphon MSA, including but not limited to, several fiduciary and operational breaches.
On June 3, 2022, the Company entered into a Master Agreement with Compute North LLC (the “Compute North MA”) for, the colocation, management and other services of certain of the Company’s mining equipment. In September 2022, Compute North filed for Chapter 11 bankruptcy. In December 2022, the Compute North MA was assigned to GC Data Center Granbury, LLC (the “GC Data Center MA”) and has a term of five years from such assignment date. Under the GC Data Center MA, the monthly service fee is payable based on the actual hashrate performance of the equipment per miner type per location as a percentage of the anticipated monthly hashrate per miner type. A deposit of $0.5 million previously paid to Compute North for the last two months of monthly service fees was remitted to GC Data Center on behalf of the Company and is included in prepaid digital hosting services at June 30, 2023. During the three months ended June 30, 2023 and 2022, the Company incurred costs under the GC Data Center MA of $1.3 million and nil, respectively. During the six months ended June 30, 2023 and 2022, the Company incurred costs under the GC Data Center MA of $2.6 million and nil, respectively. For both the three and six months ended June 30, 2023, $0.9 million of the costs incurred under the GC Data Center MA were paid through the Gryphon MSA and are included in the Gryphon MSA costs above.
On February 8, 2023, the Company entered into a Hosting Agreement with Lancium FS 25, LLC (the “Lancium Hosting Agreement”) for rack space, network services, electrical connections, routine facility maintenance, and technical support of certain of the Company’s mining equipment. The Lancium Hosting Agreement has a term of two years with subsequent one year renewal periods. During both the three and six months ended June 30, 2023, the Company incurred costs under the Lancium Hosting Agreement of $0.5 million. The costs incurred under the Lancium Hosting Agreement are paid through the Gryphon MSA and included in the Gryphon MSA costs above.
On April 4, 2023, the Company entered into a Master Hosting Services Agreement with Rebel Mining Company, LLC (the “Rebel Hosting Agreement”) for rack space, network services, electrical connections, routine facility maintenance, and technical support of certain of the Company’s mining equipment. The Rebel Hosting Agreement has a term of three years with subsequent one year renewal periods. As required by the Rebel Hosting Agreement, the Company paid deposits of $2.6 million representing the last two months of estimated service fees. During both the three and six months ended June 30, 2023, the Company incurred costs under the Rebel Hosting Agreement of $1.2 million. The costs incurred under the Rebel Hosting Agreement are paid through the Gryphon MSA and included in the Gryphon MSA costs above.

Digital Mining Hosting Sub-License
On October 5, 2021, the Company entered into a Sub-License and Delegation Agreement (“Hosting Sub-Lease”) by and between Gryphon and the Company, which assigned to the Company certain Master Services Agreement, dated as of September 12, 2021 (the “Core Scientific MSA”), by and between Core Scientific, Inc. (“Core Scientific”), and Gryphon and Master Services Agreement Order #2 (“Order 2”). On December 29, 2021, the Company and Gryphon entered into Amendment No. 1 to the Sub-Lease Agreement (the “Sub-Lease Amendment”) to provide Gryphon the right to recapture the usage of up to 50% of the hosting capacity to be managed by Core Scientific. The agreement allows for approximately 230 MW of net carbon neutral digital mining hosting capacity to be managed by Core Scientific as hosting partner. As part of the agreement, Core Scientific will provide digital mining fleet management and monitoring solution, Minder™, data analytics, alerting, monitoring, and miner management services. The Hosting Sub-Lease shall automatically terminate upon the termination of the Core Scientific MSA and/or Order 2 in accordance with their respective terms. On October 31, 2022, the Company filed an arbitration request against Core Scientific regarding the Hosting Sub-Lease. The Company has requested that certain advanced deposits paid be refunded back to it as a result of the modification to the Company’s machine purchase agreement with FuFu Technology Limited (now Ethereal Tech Pte. Ltd.). In December 2022, Core Scientific filed Chapter 11 bankruptcy. The Company incurred costs under this agreement of $0.2 million and $0.2 million during the three months ended June 30, 2023 and 2022, respectively. The Company incurred costs under this agreement of $0.4 million and $0.2 million during the six months ended June 30, 2023 and 2022, respectively. The costs incurred under the Sub-Lease Amendment are paid through the Gryphon MSA and included in the Gryphon MSA costs above.
Underwriting Agreement
Subject to the terms of the underwriting agreement for MEOA’s initial public offering, as amended on August 30, 2022, the underwriter is entitled to a deferred underwriting fee of $4.6 million, which is recorded as deferred underwriting fee in the Company’s consolidated balance sheets.
Letters of credit
During the ordinary course of business, the Company provides standby letters of credit to third parties as required for certain transactions initiated by the Company. As of June 30, 2023, the Company has one outstanding standby letter of credit used for the bond necessary for the Company to receive mining machines.
Extended Warranty
Changes in the liability for deferred revenue associated with extended warranties and service contracts were as follows (in thousands):

Deferred Revenue
Liability at January 1, 2023	$139
Revenue recognized during the period	(53)
Change in liability for warranties issued during the period	7
Liability at June 30, 2023	$93
Current liability, included in other current liabilities	52
Non-current liability, included in other non-current liabilities	41
Liability at June 30, 2023	$93
Litigation
The Company is, from time to time, subject to claims and suits arising in the ordinary course of business. In the opinion of management, the ultimate resolution of such pending proceedings will not have a material effect on the Company’s results of operations, financial position or cash flows.

14.Segment Information
The Company has two operating segments, (1) Digital Mining and (2) Service and Product. The segment disclosures present the measure(s) used by the chief operating decision maker to decide how to allocate resources and for purposes of assessing such segments’ performance.
The Digital Mining segment generates revenue from the digital currency the Company earns through its bitcoin mining activities. The Company generates its digital mining revenue from two mining pool operators. The Company’s revenue from digital mining is generated in the United States.
The Service and Product segment generates revenue from customer contracts for service and extended service contract and the sale of products related to the Company’s data storage product line. The Company’s revenue from service and product is generated in the United States.
Summary information by segment (in thousands):

Three months ended June 30, 2023	Digital Mining	Service and Product	Unallocated	Total Consolidated
Revenue	$4,966	$500	$—	$5,466
Segment gross profit	$891	$292	$—	$1,183
Segment loss from operations	$(821)	$(285)	$(3,590)	$(4,696)
Interest expense	—	—	1,173	1,173
Depreciation and amortization	$1,346	$3	$26	$1,375

Six months ended June 30, 2023	Digital Mining	Service and Product	Unallocated	Total Consolidated
Revenue	$7,490	$1,002	$—	$8,492
Segment gross profit	$1,451	$495	$—	$1,946
Segment loss from operations	$(712)	$(742)	$(6,982)	$(8,436)
Capital expenditures	$1,561	$—	$—	$1,561
Interest expense	—	—	1,173	1,173
Depreciation and amortization	$2,331	$17	$52	$2,400

Three months ended June 30, 2022	Digital Mining	Service and Product	Unallocated	Total Consolidated
Revenue	$1,211	$710	$—	$1,921
Segment gross profit	$592	$369	$—	$961
Segment loss from operations	$(4,762)	$(145)	$(10,487)	$(15,394)
Capital expenditures	$6,265	$—	$—	$6,265
Depreciation and amortization	$7,425	$34	$26	$7,485

Six months ended June 30, 2022	Digital Mining	Service and Product	Unallocated	Total Consolidated
Revenue	$1,958	$1,335	$—	$3,293
Segment gross profit	$984	$635	$—	$1,619
Segment loss from operations	$(15,412)	$(397)	$(14,696)	$(30,505)
Capital expenditures	$16,264	$—	$—	$16,264
Depreciation and amortization	$13,730	$67	$52	$13,849

A summary of segment assets is as follows (in thousands):

As of June 30, 2023	Digital Mining	Service and Product	Unallocated	Total Consolidated
Total assets	$58,252	$616	$12,410	$71,278

As of December 31, 2022	Digital Mining	Service and Product	Unallocated	Total Consolidated
Total assets	$63,077	$689	$19,250	$83,016
Service and product had the following customers that represented more than 10% of revenue.

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Customer A	24.7%	18.9%	24.2%	20.1%
Customer B	13.9%	14.3%	14.4%	13.0%
Customer C	10.9%	—%	10.9%	—%
Service and product had the following receivable’s that represented more than 10% of accounts receivable.

	June 30, 2023	December 31, 2022
Customer A	36.2%	—%
Customer B	26.7%	22.7%
Customer C	17.8%	15.2%
Customer D	—%	10.5%
Customer E	—%	14.5%
Customer F	—%	10.2%

14.Subsequent Events
Subsequent to June 30, 2023, the Company issued 421,856 common shares for the conversion of 2,953 Series H Preferred Shares.
Private Placement
On August 11, 2023, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) pursuant to which the Company issued to two investors, a total of 13,764 of the Company’s Series H Preferred Shares and a total of 1,966,292 common share purchase warrants (the “Warrants”), each of which entitled the holder to purchase one common share of the Company (the “Warrant Shares”). Per the terms of the Purchase Agreement, the Company will receive gross proceeds of $3.5 million. The Company issued a total of 1,377 Series H Preferred Shares and 196,629 Warrants as a finder’s fee for the transaction.
The Warrants issued to the investors are exercisable beginning February 12, 2024 at an initial exercise price of $2.75 per share and have a term of three years from the date of issuance. The Warrants issued for a finder’s fee are immediately exercisable. The exercise price of the Warrant is subject to adjustment for certain stock splits, stock combinations and dilutive share issuances.
Pursuant to the terms of the Purchase Agreement, the Company will reserve for issuance the maximum aggregate number of common shares that are issuable upon exercise in full of the Warrants at any time.
Amendment to Hertford Agreement
On August 11, 2023, the Company entered into an Amended and Restated Agreement (the “Hertford Amendment”) with Hertford Advisors Ltd. and certain other parties listed in the Hertford Amendment (together, the “Hertford Group”), which amends and restates in its entirety the purchase agreement between the Company and Hertford Advisors Ltd. dated July 31, 2021, as modified by the amendment to such agreement dated November 7, 2022 (together, the “Original Hertford Agreement”). As an inducement to enter into the Hertford Amendment, the Company shall issue to Hertford 1,376 Series H Preferred Shares and 800,000 Warrants.
Hertford shall have the right to exchange 14,980 Series H Preferred Shares for Series H Preferred Shares held by other persons (the “Exchanged Series H Preferred Shares”), provided that at no time shall any recipient of Exchanged Series H Preferred Shares be permitted to convert Series H Preferred Shares that, when aggregated with any common shares beneficially owned by the recipient of Exchanged Series H Preferred Shares prior to such conversion, would result in exceeding 9.99% of the common shares outstanding immediately after giving effect to such conversion.
The offer and sale of the Series H Preferred Shares and the Warrants have not been registered under the Securities Act and may not be offered or sold in the United States in the absence of an effective registration statement or exemption from the registration requirements, and in each case in compliance with applicable state securities laws.
Convertible Debt
On August 14, 2023, in accordance with the terms of the LDA Purchase Agreement prepayment option, the Company repaid the full amount of the LDA Note, including interest and fees, in the amount of $1.3 million. As a result of the Company’s repayment, the Company shall have the right to redeem from the holder of the LDA Warrants 40% of the then outstanding LDA Warrants.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
The following quarterly management’s discussion and analysis (“MD&A”) should be read in conjunction with our unaudited condensed consolidated financial statements and the accompanying notes of Sphere 3D Corp. (the “Company”) for the three and six months ended June 30, 2023. The condensed consolidated financial statements have been presented in United States (“U.S.”) dollars and have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). Unless the context otherwise requires, any reference to the “Company,” “Sphere 3D,” “we,” “our,” “us” or similar terms refers to Sphere 3D Corp. and its subsidiaries. Unless otherwise indicated, all references to “$” and “dollars” in this discussion and analysis mean U.S. dollars.
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
Share Consolidation
On June 28, 2023, we filed Articles of Amendment to effect a share consolidation (also known as a reverse stock split) of our issued and outstanding common shares on a 1-for-7 basis. The share consolidation became effective on June 28, 2023. All share and per share amounts have been restated for all periods presented to reflect the share consolidation.

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
On July 3, 2023, MEOA announced that it did not complete an initial business combination on or prior to June 30,

2023, the deadline by which it must have completed an initial business combination, and intends to dissolve and liquidate in accordance with the provisions of its amended charter. As of the close of business on July 3, 2023, MEOA’s public shares were deemed cancelled and represent only the right to receive the redemption amount. MEOA instructed Continental Stock Transfer & Trust Company, the trustee of the trust account, to take all necessary actions to liquidate the securities held in the trust account. The redemption of MEOA’s public shares was completed in the third quarter of 2023. We did not retain any proceeds from the trust account.
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
On July 14, 2023, we received notification from Nasdaq indicating that we had regained compliance with the Listing Rule.

Recent Key Events
•On August 14, 2023, in accordance with the terms of the LDA Purchase Agreement prepayment option, we repaid the full amount of the LDA Note, including interest and fees, in the amount of $1.3 million. As a result of our repayment, we shall have the right to redeem from the holder of the LDA Warrants 40% of the then outstanding LDA Warrants.
•On August 11, 2023, we entered into a Securities Purchase Agreement (the “Purchase Agreement”) pursuant to which we issued to two investors, a total of 13,764 of our Series H Preferred Shares and a total of 1,966,292 common share purchase warrants (the “Warrants”), each of which entitled the holder to purchase one common share of the Company. Per the terms of the Purchase Agreement, we will receive gross proceeds of $3.5 million. We issued a total of 1,377 Series H Preferred Shares and 196,629 Warrants as a finder’s fee for the transaction.
•On August 11, 2023, we entered into an Amended and Restated Agreement (the “Hertford Amendment”) with Hertford Advisors Ltd. and certain other parties listed in the Hertford Amendment (together, the “Hertford Group”), which amends and restates in its entirety the purchase agreement between us and Hertford Advisors Ltd. dated July 31, 2021, as modified by the amendment to such agreement dated November 7, 2022 (together, the “Original Hertford Agreement”). Pursuant to the Hertford Amendment, we shall issue to Hertford 1,376 Series H Preferred Shares and 800,000 Warrants. Hertford shall have the right to exchange 14,980 Series H Preferred Shares for Series H Preferred Shares held by other persons (the “Exchanged Series H Preferred Shares”), provided that at no time shall any recipient of Exchanged Series H Preferred Shares be permitted to convert Series H Preferred Shares that, when aggregated with any common shares beneficially owned by the recipient of Exchanged Series H Preferred Shares prior to such conversion, would result in exceeding 9.99% of the common shares outstanding immediately after giving effect to such conversion.
•In the first six months of 2023, we issued 1,431,283 common shares for the conversion of 10,019 Series H Preferred Shares. Subsequent to June 30, 2023, we issued 421,856 common shares for the conversion of 2,953 Series H Preferred Shares.
Results of Operations
The Second Quarter of 2023 Compared with the Second Quarter of 2022
Revenue
We generated revenues of $5.5 million and $1.9 million during the second quarter of 2023 and 2022, respectively. The $3.6 million increase in revenue is primarily due to the increase of $3.8 million in revenues from our digital mining operation, offset by a $0.2 million decrease in product and service.
During the second quarter of 2023, the majority of our revenue was derived from digital currency mining and data management services.
Operating Expenses
Cost of Revenue
Direct cost of revenues during the second quarter of 2023 and 2022 were $4.3 million and $1.0 million, respectively, representing an increase of $3.3 million primarily due to the increase in miners deployed related to our digital mining operation.

Sales and Marketing Expense
Sales and marketing expenses were $0.3 million for both the second quarter of 2023 and 2022.
Research and Development Expense
Research and development expenses were $0.2 million and $0.1 million for the second quarter of 2023 and 2022, respectively.
General and Administrative Expense
General and administrative expenses were $3.6 million and $7.8 million for the second quarter of 2023 and 2022, respectively. The decrease of $4.2 million was due to a decrease of approximately $6.5 million in share-based compensation related to awards, $1.0 million was primarily associated with outside services related to our 2022 expansion into the digital mining industry, and $0.8 million for employee and related expenses primarily related to prior year executive bonuses. These decreases were offset by prior year nonrecurring adjustment of $2.8 million for a change in fair value of crypto asset payable, $0.6 million for legal expenses associated with our digital mining operation, $0.5 million related to formation and operating costs for our SPAC (MEOA), and $0.3 million of additional insurance cost.
Depreciation and Amortization Expense
Depreciation and amortization expense was $1.4 million and $7.5 million for the second quarter of 2023 and 2022, respectively. The decrease of $6.1 million was primarily due to fully amortized supplier agreements related to our digital mining machines.
Loss on disposal of property and equipment
Loss on disposal of property and equipment was $0.3 million and nil for the second quarter of 2023 and 2022, respectively, and related to the sale of mining equipment.
Impairment of Digital Assets
Impairment of digital assets was $0.3 million and $0.7 million for the second quarter of 2023 and 2022, respectively. The decrease of $0.4 million was due to less impairment losses recognized on our digital assets.
Interest Expense
Interest expense was $1.2 million and nil for the second quarter of 2023 and 2022, respectively. The second quarter of 2023 interest expense was primarily $1.0 million for warrants issued with our LDA convertible debt and $0.2 million of debt costs.
Forgiveness of Note Receivable
Forgiveness of note receivable was nil and $13.1 million for the second quarter of 2023 and 2022, respectively. The decrease of $13.1 million was due to the prior year forgiveness of our note receivable, including accrued interest, with Gryphon which occurred when the Merger Agreement with Gryphon was terminated by us on April 4, 2022.
Impairment of Investments
Impairment of investments was nil and $12.4 million for the second quarter of 2023 and 2022, respectively. The decrease of $12.4 million was due to prior year impairment losses recognized on our Filecoiner investments. The fair value of these investments was impacted by the decrease in the price of Filecoin since the time of the investments resulting in an impairment.

Interest Income and Other Expense, net
Interest income and other expense, net was $1.1 million and $0.3 million for the second quarter of 2023 and 2022, respectively. The second quarter of 2023 interest income and other expense, net, primarily related to a $1.0 million fair value adjustment for warrant liabilities and $0.1 million in interest income from restricted funds held in trust. The second quarter of 2022 primarily related to in interest income from notes receivable and management fees from a transition service agreement.
The First Six Months of 2023 Compared with the First Six Months of 2022
Revenue
We generated revenues of $8.5 million and $3.3 million during the first six months of 2023 and 2022, respectively. The $5.2 million increase in revenue is primarily due to the increase of $5.5 million in revenues from our digital mining operation, offset by a decrease of $0.3 million in product and service.
During the first six months of 2023, the majority of our revenue was derived from digital currency mining and data management services.
Operating Expenses
Cost of Revenue
Direct cost of revenues during the first six months of 2023 and 2022 were $6.5 million and $1.7 million, respectively, representing an increase of $4.8 million primarily due to the increase in miners deployed related to our digital mining operation.
Sales and Marketing Expense
Sales and marketing expenses were $0.6 million and $0.5 million for the first six months of 2023 and 2022, respectively.
Research and Development Expense
Research and development expenses were $0.5 million and $0.3 million for the first six months of 2023 and 2022, respectively. The increase of $0.2 million was primarily due to an increase in employee and related expenses associated with internal projects.
General and Administrative Expense
General and administrative expenses were $7.1 million and $16.8 million for the first six months of 2023 and 2022, respectively. The decrease of $9.7 million was primarily due to a decrease of approximately $6.2 million in share-based compensation related to awards, $5.6 million was primarily associated with outside services related to our 2022 expansion into the digital mining industry, $1.7 million for costs related to former proposed merger transactions that were terminated in 2022, and $0.3 million for employee and related expenses. These decreases were offset by prior year nonrecurring adjustment of $1.6 million for a change in fair value of crypto asset payable, $0.9 million for legal expenses associated with our digital mining operation, $0.7 million related to formation and operating costs for our SPAC (MEOA), $0.7 million of additional insurance cost, and $0.1 million in director fees.
Depreciation and Amortization Expense
Depreciation and amortization expense was $2.4 million and $13.8 million for the first six months of 2023 and 2022, respectively. The decrease of $11.4 million was primarily due to fully amortized supplier agreements related to our digital mining machines.

Loss on disposal of property and equipment
Loss on disposal of property and equipment was $0.3 million and nil for the first six months of 2023 and 2022, respectively, and related to the sale of mining equipment.
Impairment of Digital Assets
Impairment of digital assets was $0.4 million and $0.8 million for the first six months of 2023 and 2022, respectively. The decrease of $0.4 million was due to less impairment losses recognized on our digital assets.
Forgiveness of Note Receivable
Forgiveness of note receivable was nil and $13.1 million for the first six months of 2023 and 2022, respectively. The decrease of $13.1 million was due to the prior year forgiveness of our note receivable, including accrued interest, with Gryphon which occurred when the Merger Agreement with Gryphon was terminated by us on April 4, 2022.
Impairment of Investments
Impairment of investments was nil and $12.4 million for the first six months of 2023 and 2022, respectively. The decrease of $12.4 million was due to prior year impairment losses recognized on our Filecoiner investments. The fair value of these investments was impacted by the decrease in the price of Filecoin since the time of the investments resulting in an impairment.
Interest Expense
Interest expense was $1.2 million and nil for the first six months of 2023 and 2022, respectively. The first six months of 2023 interest expense was primarily $1.0 million for warrants issued with our LDA convertible debt and $0.2 million of debt costs.
Interest Income and Other Expense, net
Interest income and other expense, net was $1.4 million and $0.7 million of income, net, for the first six months of 2023 and 2022, respectively. The first six months of 2023 interest income and other expense, net, primarily related to a $1.3 million fair value adjustment for warrant liabilities and $0.2 million in interest income from restricted funds held in trust. The first six months of 2022 Interest income and other expense, net, related to $0.4 million in interest income from notes receivable, and $0.3 million from management fees from a transition service agreement.
Liquidity and Capital Resources
We have recurring losses from operations. Our primary source of cash flow is generated from digital mining revenue and service revenue. We have financed our operations through proceeds from private and public sales of securities. At June 30, 2023, we had cash and cash equivalents of $0.5 million compared to cash and cash equivalents of $1.3 million at December 31, 2022. As of June 30, 2023, we had working capital deficit of $2.5 million reflecting a decrease of $6.6 million since December 31, 2022. Cash management continues to be a top priority. We expect to incur negative operating cash flows as we work to increase our digital mining revenue and maintain operational efficiencies.

Management has projected that based on our hashing rate at June 30, 2023, cash on hand may not be sufficient to allow us to continue operations beyond the next 12 months from the date the financial statements are issued if we are unable to raise additional funding for operations. We expect our working capital needs to increase in the future as we continue to expand and enhance our operations. Our ability to raise additional funds for working capital through equity or debt financings or other sources may depend on the financial success of our then current business and successful implementation of our key strategic initiatives, financial, economic and market conditions and other factors, some of which are beyond our control. No assurance can be given that we will be successful in raising the required capital at a reasonable cost and at the required times, or at all. Further equity financings may have a dilutive effect on shareholders and any debt financing, if available, may require restrictions to be placed on our future financing and operating activities. If we require additional capital and are unsuccessful in raising that capital, we may not be able to continue our business operations in the cryptocurrency mining industry or we may be unable to advance our growth initiatives, either of which could adversely impact our business, financial condition and results of operations.
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
The following table shows a summary of our cash flows (used in) provided by operating activities and investing activities (in thousands):

	Six Months Ended June 30,
	2023	2022
Net cash used in operating activities	$(2,034)	$(24,530)
Net cash provided by (used in) investing activities	$220	$(19,101)
Net cash provided by financing activities	$979	$—
Net cash used in operating activities. The use of cash during the first six months of 2023 was primarily a result of our net loss of $8.2 million, offset by $3.9 million in non-cash items, which primarily included amortization of intangible assets, depreciation, realized gain on sale of digital assets, share-based compensation expense, impairment of digital assets, warrants issued with convertible debt, and a loss on sale of property and equipment.
Net cash provided by (used in) investing activities. During the first six months of 2023, we sold 2,531 miners originally included in mining equipment, for cash proceeds of $3.7 million, our SPAC paid $1.9 million for the redemption of non-controlling interest related to MEOA, and we paid $1.6 million towards digital asset mining machines and shipping costs. During the first six months of 2022, we paid $16.0 million towards digital asset mining machines and shipping costs for which delivery started in January 2022, we entered into promissory notes receivable with Gryphon and MEOA for $2.5 million and $337,000, respectively, and we purchased $0.3 million of carbon credits for future use. The Gryphon note receivable was forgiven on April 4, 2022 upon termination of the Merger Agreement with Gryphon.
Net cash provided by financing activities. During the first six months of 2023, we received $0.8 million, net, from issuance of a convertible note, and $0.2 million from the exercise of stock options.

Convertible Debt
On April 17, 2023, we entered into a Securities Purchase Agreement (the “LDA Purchase Agreement”) pursuant to which we issued to an investor, LDA Capital Limited (the ”Investor”), a senior convertible promissory note having an aggregate principal amount of $1.0 million (the “LDA Note”), as amended April 25, 2023, and a common share purchase warrant (the “LDA Warrant”) to purchase up to 455,927 common shares of the Company (the “LDA Warrant Shares”). We received proceeds of approximately $0.8 million, which were net of fees associated with the transaction, on April 18, 2023 (the “Closing Date”), with an additional tranche of up to $2.0 million (the “Second Tranche”) to be provided to us, subject to certain conditions precedent, within five business days of the date on which an effective registration statement is filed to cover the resale of the conversion shares (as defined below) and the LDA Warrant Shares. Upon receipt of the Second Tranche, we shall issue an additional senior convertible promissory note with a principal amount equal to the amount of the Second Tranche, and a common share purchase warrant.
The LDA Note matures 24 months after issuance, bears interest at a rate of 7.5% per annum and is convertible into our common shares (the “Conversion Shares”), at the Investor's election, at an initial conversion price equal to the greater of (i) $2.0832 per share, or (ii) 85% of the VWAPS (as defined in the LDA Note) during the five trading days prior to delivery of a conversion notice by the Investor, subject to adjustment for certain stock splits, stock combinations and dilutive share issuances. Commencing on the date that is 12 months from the date of issuance, we are required to pay the Investor back the amount of the outstanding principal in twelve consecutive monthly installments. We may prepay all, but not less than all, of the then outstanding principal amount of the LDA Note plus an additional prepayment amount equal to the greater of (i) the total amount of interest that would have been payable in respect of initial principal amount under the LDA Note from the issuance date through (A) its original maturity date or (B) if the date of applicable prepayment is prior to the date that is 120 days from the issuance date, the date that is 12 months from the issuance date, and (ii) the amount of interest that would have been payable in respect of initial principal amount under the LDA Note from the date of the applicable prepayment through (A) its original maturity date or (B) if the date of applicable prepayment is prior to the date that is 120 days from the issuance date, the date that is 12 months from the issuance date, at any time prior to the maturity date. The LDA Note contains a number of customary events of default. Additionally, the LDA Note is secured by certain property and equipment owned by us, pursuant to a security agreement between us and the Investor dated as of April 17, 2023. At June 30, 2023, the fair value balance of the LDA Note was $1,051,000.
As of June 30, 2023, we were not in compliance with a financial covenant of the LDA Note. Subsequent to June 30, 2023, we received a waiver for the covenant noncompliance.

The LDA Warrant is exercisable at an initial exercise price of $3.29 per share and expires three years from the date of issuance or earlier if the closing of a Fundamental Transaction occurs (defined as merger or consolidation, any sale of substantially all of our assets, any tender offer or exchange offer pursuant to which common shareholders can tender or exchange their shares for other securities, cash or property, as well as any reclassification of common shares into other securities, cash or property). On the date that is six months from the date of issuance of the LDA Warrant, the exercise price will be adjusted to the lower of (i) $3.29, and (ii) a price equal to 110% of the average of the VWAPS (as defined in the LDA Warrant) of our common shares over five trading days preceding such date. Additionally, the exercise price of the LDA Warrant is subject to adjustment for certain stock splits, stock combinations and dilutive share issuances. Pursuant to the terms of the LDA Purchase Agreement, we will reserve for issuance 200% of the maximum aggregate number of common shares as are issuable upon repayment or conversion in full of the LDA Note and exercise in full of the LDA Warrant at any time.
On August 14, 2023, in accordance with the terms of the LDA Purchase Agreement prepayment option, we repaid the full amount of the LDA Note, including interest and fees, in the amount of $1.3 million. As a result of our repayment, we shall have the right to redeem from the holder of the LDA Warrants 40% of the then outstanding LDA Warrants.
Off-Balance Sheet Information
During the ordinary course of business, we may provide standby letters of credit to third parties as required for certain transactions initiated by us. We have one outstanding standby letter of credit used for the bond necessary for us to receive mining machines. At June 30, 2023, there was restricted cash of $0.2 million pledged as collateral for the standby letter of credit.
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
Our significant accounting policies are described in Note 2 to the consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022. The accounting estimates that are most critical to a full understanding and evaluation of our reported financial results are described in Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2022. There were no material changes to our critical accounting estimates during the three months ended June 30, 2023.
Recent Accounting Pronouncements
See Note 2 - Summary of Significant Accounting Policies to our condensed consolidated financial statements for information for a discussion of recent accounting pronouncements and their effect, if any.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Not applicable.

Item 4. Controls and Procedures
Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rules 13a-15(e) or 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective to give reasonable assurance that information required to be publicly disclosed is recorded, processed, summarized, and reported on a timely basis as of the end of the period covered by this report.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended June 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II - OTHER INFORMATION
Item 1.    Legal Proceedings.
The Company is, from time to time, subject to claims and suits arising in the ordinary course of business. In the opinion of management, the ultimate resolution of such pending proceedings will not have a material effect on the Company’s results of operations, financial position or cash flows.
Item 1A. Risk Factors.
An investment in our Company involves a high degree of risk. In addition to the risk factors and other information included or incorporated by reference to this report, you should carefully consider each of the risk factors described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022, which is available on SEDAR at www.sedar.com and EDGAR at www.sec.gov. These risks and uncertainties are not the only ones we face. Additional risks and uncertainties not presently known to us or that we currently consider immaterial may also impair our business operations. If any of the risks occur, our business and financial results could be harmed and the trading price of our common shares could decline.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
None.
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
None.

Item 6. Exhibits.

Exhibit		Filed	Incorporated by Reference
Number	Description	Herewith	Form	File No.	Date Filed

3.1	Certificate and Articles of Amalgamation of the Company		6-K	001-36532	3/25/2015

3.2	Certificate of Amendment to the Articles of Amalgamation of the Company		6-K	001-36532	7/17/2017

3.3	Certificate of Amendment to the Articles of Amalgamation of the Company		8-K	001-36532	10/2/2018

3.4	Certificate of Amendment to the Articles of Amalgamation of the Company		8-K	001-36532	11/5/2018

3.5	Certificate of Amendment to the Articles of Amalgamation of the Company		8-K	001-36532	11/14/2018

3.6	Certificate of Amendment to the Articles of Amalgamation of the Company		8-K	001-36532	7/12/2019

3.7	Certificate of Amendment to the Articles of Amalgamation of the Company		8-K	001-36532	11/8/2019

3.8	Certificate of Amendment to the Articles of Amalgamation of the Company		8-K	001-36532	5/8/2020

3.9	Certificate of Amendment to the Articles of Amalgamation of the Company		8-K	001-36532	9/29/2020

3.10	Certificate of Amendment to the Articles of Amalgamation of the Company		6-K	001-36532	1/7/2021

3.11	Certificate of Amendment to the Articles of Amalgamation of the Company		6-K	001-36532	7/15/2021

3.12	Certificate of Amendment to the Articles of Amalgamation of the Company		6-K	001-36532	10/4/2021

3.13	Certificate of Amendment to the Articles of Amalgamation of the Company		8-K	001-36532	6/28/2023

3.14	By-law No. 1, as Amended		6-K	001-36532	7/17/2017

3.15	By-law No. 1 Amending Agreement		6-K	001-36532	2/1/2022

3.16	By-law No. 1 Amending Agreement		8-K	001-36532	1/13/2023

3.17	By-law No. 2		6-K	001-36532	5/12/2017

4.1	Form of Warrant		8-K	001-36532	8/14/2023

10.1	Securities Purchase Agreement by and between the Company and LDA Capital Limited, dated April 17, 2023		8-K	001-36532	4/21/2023

10.2	Senior Convertible Promissory Note issued by the Company to LDA Capital Limited on April 17, 2023		8-K	001-36532	4/21/2023

10.3	Common Share Purchase Warrant issued by the Company to LDA Capital Limited on April 17, 2023		8-K	001-36532	4/21/2023

10.4	Amendment No. 1 to Senior Convertible Promissory Note between the Company and LDA Capital Limited dated April 25, 2023		10-Q	001-36532	5/11/2023

10.5	Securities Purchase Agreement dated August 11, 2023		8-K	001-36532	8/14/2023

10.6	Amended and Restated Agreement with Hertford Group dated August 11, 2023		8-K	001-36532	8/14/2023

31.1	Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

31.2	Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document	X

101.SCH	Inline XBRL Taxonomy Extension Schema	X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase	X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase	X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase	X

101.PRE	Inline XBRL Taxonomy Presentation Linkbase	X

104	Cover Page Interactive Data File (formatted as inline XBRL as contained in Exhibit 101)	X
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

Sphere 3D Corp.

Date:	August 14, 2023	By:	/s/ Patricia Trompeter
Patricia Trompeter
Chief Executive Officer
(Principal Executive Officer)