Form 10-Q
period 2023-09-30
Sphere 3D Corp.
filed 2023-11-13
CIK 1591956

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023
or
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of November 7, 2023, there were 14,355,336 shares of the registrant’s common shares outstanding.

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements.
Sphere 3D Corp.
Condensed Consolidated Balance Sheets
(in thousands of U.S. dollars, except shares)
(unaudited)

	September 30, 2023	December 31, 2022
Assets
Current assets:
Cash and cash equivalents	$613	$1,337
Digital assets	425	1,695
Restricted cash	202	206
Accounts receivable, net	164	174
Note receivable, net of allowance for credit losses of $3,821 and $0, respectively	—	3,821
Other current assets	3,829	3,051
Total current assets	5,233	10,284
Property and equipment, net	26,682	34,259
Intangible assets, net	6,678	9,477
Funds held in trust account	—	10,297
Other assets	20,503	18,699
Total assets	$59,096	$83,016
Liabilities, Temporary Equity and Shareholders’ Equity
Current liabilities:
Accounts payable	$2,442	$2,993
Accrued liabilities	1,723	1,537
Accrued payroll and employee compensation	744	696
Warrant liabilities	221	—
Other current liabilities	1,557	974
Total current liabilities	6,687	6,200
Deferred underwriting fee	4,554	4,554
Warrant liabilities	—	864
Other non-current liabilities	269	366
Total liabilities	11,510	11,984
Commitments and contingencies (Note 13)
Series H preferred shares, no par value, unlimited shares authorized, 47,604 and 60,000 shares issued and outstanding as of September 30, 2023 and December 31, 2022, respectively	15,597	26,469
Redeemable non-controlling interest	—	9,998
Total temporary equity	15,597	36,467
Shareholders’ equity:
Common shares, no par value; unlimited shares authorized, 14,222,194 and 9,804,609 shares issued and outstanding as of September 30, 2023 and December 31, 2022, respectively	472,628	456,402
Accumulated other comprehensive loss	(1,805)	(1,799)
Accumulated deficit	(438,604)	(419,732)
Total Sphere 3D Corp. shareholders’ equity	32,219	34,871
Non-controlling interest	(230)	(306)
Total shareholders’ equity	31,989	34,565
Total liabilities, temporary equity, and shareholders’ equity	$59,096	$83,016
See accompanying notes to condensed consolidated financial statements.

Sphere 3D Corp.
Condensed Consolidated Statements of Operations
(in thousands of U.S. dollars, except share and per share amounts)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022

Revenues:
Digital mining revenue	$5,102	$787	$12,592	$2,745
Service and product revenue	622	569	1,624	1,904
Total revenues	5,724	1,356	14,216	4,649
Operating costs and expenses:
Cost of digital mining revenue	4,292	553	10,331	1,527
Cost of service and product revenue	221	296	728	996
Sales and marketing	217	236	768	731
Research and development	362	139	859	392
General and administrative	3,399	2,930	10,504	19,687
Depreciation and amortization	2,028	7,408	4,428	21,257
Impairment of acquired intangible assets	1,231	—	1,231	—
Loss on disposal of property and equipment	315	—	566	—
Realized gain on sale of digital assets	(136)	(10)	(908)	(10)
Impairment of digital assets	199	138	549	908
Total operating expenses	12,128	11,690	29,056	45,488
Loss from operations	(6,404)	(10,334)	(14,840)	(40,839)
Other income (expense):
Interest expense	(10)	—	(1,183)	—
Interest income and other expense, net	100	(68)	1,464	677
Provision for losses on deposit for mining equipment	—	(10,000)	—	(10,000)
Forgiveness of note receivable	—	—	—	(13,145)
Impairment of investments	—	—	—	(12,429)
Net loss before taxes	(6,314)	(20,402)	(14,559)	(75,736)
Provision for income taxes	—	121	4	121
Net loss	(6,314)	(20,523)	(14,563)	(75,857)
Less: Non-controlling interest - (loss) income	(7)	—	76	—
Net loss available to common shareholders	$(6,307)	$(20,523)	$(14,639)	$(75,857)

Net loss per share:
Net loss per share basic and diluted	$(0.50)	$(2.14)	$(1.29)	$(8.08)
Shares used in computing net loss per share:
Basic and diluted	12,653,413	9,574,867	11,340,973	9,383,266
See accompanying notes to condensed consolidated financial statements.

Sphere 3D Corp.
Condensed Consolidated Statements of Comprehensive Loss
(in thousands of U.S. dollars)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022

Net loss	$(6,314)	$(20,523)	$(14,563)	$(75,857)
Other comprehensive (loss) income:
Foreign currency translation adjustment	(1)	(3)	(6)	(2)
Total other comprehensive (loss) income	(1)	(3)	(6)	(2)
Comprehensive loss	$(6,315)	$(20,526)	$(14,569)	$(75,859)
See accompanying notes to condensed consolidated financial statements.

Sphere 3D Corp.
Condensed Consolidated Statements of Shareholders’ Equity
(in thousands of U.S. dollars, except shares)
(unaudited)

	Common Shares		Accumulated Other Comprehensive Loss	Accumulated Deficit	Non-controlling Interest	Total Shareholders' Equity
	Shares	Amount
Balance at January 1, 2023	9,804,609	$456,402	$(1,799)	$(419,732)	$(306)	$34,565
Cumulative adjustment from adoption of ASU 2016-13	—	—	—	(3,821)	—	(3,821)
Issuance of common shares for conversion of preferred shares	748,427	2,311	—	—	—	2,311
Issuance of common shares pursuant to the vesting of restricted stock units	10,656	—	—	—	—	—
Share-based compensation	—	485	—	—	—	485
Remeasurement of redeemable non-controlling interest	—	—	—	(376)	—	(376)
Other comprehensive loss	—	—	(2)	—	—	(2)
Net loss	—	—	—	(3,505)	16	(3,489)
Balance at March 31, 2023	10,563,692	459,198	(1,801)	(427,434)	(290)	29,673
Issuance of common shares for conversion of preferred shares	682,856	2,109	—	—	—	2,109
Exercise of stock options	94,701	200	—	—	—	200
Issuance of common shares for vested restricted stock units, net of shares withheld for income taxes	82,061	—	—	—	—	—
Share-based compensation	—	719	—	—	—	719
Remeasurement of redeemable non-controlling interest	—	—	—	(36)	—	(36)
Other comprehensive loss	—	—	(3)	—	—	(3)
Net loss	—	—	—	(4,827)	67	(4,760)
Balance at June 30, 2023	11,423,310	462,226	(1,804)	(432,297)	(223)	27,902
Issuance of common share warrants, net	—	1,130	—	—	—	1,130
Issuance of common shares for conversion of preferred shares	2,699,136	8,335	—	—	—	8,335
Issuance of common shares for the settlement of liabilities	44,450	64	—	—	—	64
Issuance of common shares pursuant to the vesting of restricted stock units	10,000	—	—	—	—	—
Exercise of stock options	45,298	117	—	—	—	117
Share-based compensation	—	756	—	—	—	756
Other comprehensive loss	—	—	(1)	—	—	(1)
Net loss	—	—	—	(6,307)	(7)	(6,314)
Balance at September 30, 2023	14,222,194	$472,628	$(1,805)	$(438,604)	$(230)	$31,989

See accompanying notes to condensed consolidated financial statements.

Sphere 3D Corp.
Condensed Consolidated Statements of Shareholders’ Equity (continued)
(in thousands of U.S. dollars, except shares)
(unaudited)

	Common Shares		Accumulated Other Comprehensive Loss	Accumulated Deficit	Non-controlling Interest	Total Shareholders' Equity
	Shares	Amount
Balance at January 1, 2022	9,080,915	$444,265	$(1,794)	$(215,195)	$—	$227,276
Issuance of common shares and warrants for the settlement of liabilities	135,714	1,957	—	—	—	1,957
Share-based compensation	—	117	—	—	—	117
Other comprehensive income	—	—	9	—	—	9
Net loss	—	—	—	(14,647)	—	(14,647)
Balance at March 31, 2022	9,216,629	446,339	(1,785)	(229,842)	—	214,712
Issuance of common shares for the purchase of intangible assets	192,857	1,721	—	—	—	1,721
Issuance of common shares for vested restricted stock units, net of shares withheld for income taxes	91,338	—	—	—	—	—
Share-based compensation	—	7,199	—	—	—	7,199
Other comprehensive loss	—	—	(8)	—	—	(8)
Net loss	—	—	—	(40,687)	—	(40,687)
Balance at June 30, 2022	9,500,824	455,259	(1,793)	(270,529)	—	182,937
Issuance of common shares for vested restricted stock units, net of shares withheld for income taxes	85,762	—	—	—	—	—
Share-based compensation	—	592	—	—	—	592
Other comprehensive loss	—	—	(3)	—	—	(3)
Net loss	—	—	—	(20,523)	—	(20,523)
Balance at September 30, 2022	9,586,586	$455,851	$(1,796)	$(291,052)	$—	$163,003

See accompanying notes to condensed consolidated financial statements.

Sphere 3D Corp.
Condensed Consolidated Statements of Cash Flows
(in thousands of U.S. dollars)
(unaudited)

	Nine Months Ended September 30,
	2023	2022
Operating activities:
Net loss	$(14,563)	$(75,857)
Adjustments to reconcile net loss to cash used in operating activities:
Digital currency issued for services	1,263	385
Depreciation and amortization	4,428	21,257
Impairment of acquired intangible assets	1,231	—
Share-based compensation	1,960	7,908
Change in fair value of warrant liabilities	(1,371)	—
Warrants issued with convertible debt	976	—
Realized gain on sale of digital assets	(908)	(10)
Impairment of digital assets	549	908
Loss on disposal of property and equipment	566	—
Extinguishment of debt	63	—
Noncash lease cost	40	—
Forgiveness of note receivable	—	13,145
Impairment of investments	—	12,429
Provision for losses on deposit for mining equipment	—	10,000
Issuance of common shares and warrants for settlement of liabilities	—	1,957
Change in fair value of crypto asset payable	—	(1,535)
Changes in operating assets and liabilities:
Proceeds from sale of digital assets	12,958	—
Digital assets	(12,592)	(2,745)
Accounts receivable	10	(37)
Accounts payable and accrued liabilities	1,336	30
Accrued payroll and employee compensation	48	(41)
Other assets and liabilities, net	(2,018)	(15,900)
Net cash used in operating activities	(6,024)	(28,106)
Investing activities:
Proceeds from sale of property and equipment	4,111	—
Redemption of non-controlling interest	(10,410)	—
Redemption of cash in trust account	10,297	—
Payments for purchase of property and equipment	(1,561)	(17,323)
Notes receivable	—	(4,265)
Purchase of intangible assets	—	(306)
Net cash provided by (used in) investing activities	2,437	(21,894)
Financing activities:
Proceeds from issuance of preferred shares and warrants	3,048	—
Payments for convertible debt	(1,285)	—
Proceeds from convertible debt, net of debt issuance costs	779	—
Proceeds from exercise of stock options	317	—
Net cash provided by financing activities	2,859	—
Net decrease in cash, cash equivalents and restricted cash	(728)	(50,000)
Cash, cash equivalents and restricted cash, beginning of period	1,543	54,355
Cash, cash equivalents and restricted cash, end of period	$815	$4,355

See accompanying notes to condensed consolidated financial statements.

Sphere 3D Corp.
Condensed Consolidated Statements of Cash Flows (continued)
(in thousands of U.S. dollars)
(unaudited)

	Nine Months Ended September 30,
	2023	2022

Reconciliation of cash, cash equivalents and restricted cash to consolidated balance sheets:
Cash and cash equivalents	$613	$4,355
Restricted cash	202	—
Total cash, cash equivalents and restricted cash	$815	$4,355

Supplemental disclosures of non-cash investing and financing activities:
Remeasurement of redeemable non-controlling interest	$412	$—
Preferred shares and warrants accrued issuance cost	$34	$—
Reclassification from deposit for mining equipment to mining equipment	$—	$37,304
Issuance of common shares for purchase of intangible assets	$—	$1,721
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
Liquidity and Going Concern
The Company has recurring losses from operations and incurred a net loss of approximately $14.6 million for the nine months ended September 30, 2023. Management has projected that based on our hashing rate at September 30, 2023, cash on hand may not be sufficient to allow the Company to continue operations beyond the next 12 months from the date the financial statements are issued if we are unable to raise additional funding for operations. We expect our working capital needs to increase in the future as we continue to expand and enhance our operations. Our ability to raise additional funds for working capital through equity or debt financings or other sources may depend on the financial success of our then current business and successful implementation of our key strategic initiatives, financial, economic and market conditions and other factors, some of which are beyond our control. No assurance can be given that we will be successful in raising the required capital at a reasonable cost and at the required times, or at all. Further equity financings may have a dilutive effect on shareholders and any debt financing, if available, may require restrictions to be placed on our future financing and operating activities. We require additional capital and if we are unsuccessful in raising that capital, we may not be able to continue our business operations in the cryptocurrency mining industry or we may be unable to advance our growth initiatives, either of which could adversely impact our business, financial condition and results of operations.
Significant changes from the Company’s current forecasts, including but not limited to: (i) shortfalls from projected mining earning levels; (ii) increases in operating costs; (iii) fluctuations in the value of cryptocurrency; and (iv) inability to maintain compliance with the requirements of the NASDAQ Capital Market and/or inability to maintain listing with the NASDAQ Capital Market could have a material adverse impact on the Company’s ability to access the level of funding necessary to continue its operations at current levels. If any of these events occurs or the Company is unable to generate sufficient cash from operations or financing sources, the Company may be forced to liquidate assets where possible and/or curtail, suspend or cease planned programs or operations generally or seek bankruptcy protection or be subject to an involuntary bankruptcy petition, any of, which would have a material adverse effect on the Company’s business, results of operations, financial position and liquidity.
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
Foreign Currency Translation
The financial statements of the Company’s foreign subsidiary, for which the functional currency is the local currency, is translated into U.S. dollars using the exchange rate at the consolidated balance sheet date for assets and liabilities and a weighted-average exchange rate during the year for revenue, expenses, gains and losses. Translation adjustments are recorded as accumulated other comprehensive income (loss) within shareholders’ equity. Gains or losses from foreign currency transactions are recognized in the condensed consolidated statements of operations. Such transactions resulted in minimal gains or losses for the three and nine months ended September 30, 2023 and 2022.
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
Digital Assets
The Company accounts for digital assets, primarily Bitcoins, as indefinite-lived intangible assets. The digital assets are recorded at cost less impairment.
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
The following table presents the activities of the digital assets (in thousands):

Balance at January 1, 2023	$1,695
Addition of digital assets	12,592
Digital assets sold for cash	(12,050)
Digital assets issued for services	(1,263)
Impairment loss	(549)
Balance at September 30, 2023	$425
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

Leases
The Company has entered into an operating lease for real estate. The lease has a contractual term of 5 years. The Company determines if an arrangement contains a lease at inception. Right of use (“ROU”) assets and liabilities resulting from operating leases are included in property and equipment, other current liabilities and other non-current liabilities on our consolidated balance sheets. Operating lease ROU assets and liabilities are recognized based on the present value of the future minimum lease payments over the lease term at commencement date. As the leases typically do not provide an implicit rate, the Company uses the incremental borrowing rate based on the information available at commencement date in determining the discount rate to calculate the present value of future payments. The operating lease ROU asset may also include any lease payments made and exclude lease incentives and initial direct costs incurred. The Company’s lease does not include options to extend the lease. Short-term leases with an initial term of 12 months or less are not recorded on the balance sheet. Lease expense for minimum lease payments is recognized on a straight-line basis over the lease term.
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
Warrant Liabilities
Warrant liabilities are for a common share purchase warrant issued in connection with the Company’s convertible debt and warrants for shares of MEOA’s common stock that are not indexed to its own stock. Warrants are presented as liabilities at fair value on the consolidated balance sheets. The warrants are subject to remeasurement at each balance sheet date and any change in fair value is recognized in interest income and other expense, net, in the consolidated statements of operations. The fair value of the warrants at December 31, 2022 issued in connection with MEOA's public offering were measured based on the listed market price of such warrants. The fair value of the LDA Warrant was measured using a Monte Carlo valuation model.
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
The following tables provide a summary of the financial instruments that are measured at fair value on a recurring basis (in thousands):

	September 30, 2023
	Fair Value	Level 1	Level 2	Level 3
Warrant liabilities	$221	$—	$—	$221

	December 31, 2022
	Fair Value	Level 1	Level 2	Level 3
Warrant liabilities	$864	$864	$—	$—

The following table presents the activities of warrant liabilities that are measured at fair value (in thousands):

Warrant liability as of January 1, 2023	$864
Change in fair value MEOA warrant	(202)
Warrant liability as of March 31, 2023	662
Issuance of LDA warrant	976
Change in fair value MEOA warrant	(662)
Change in fair value LDA warrant	(397)
Warrant liability as of June 30, 2023	579
Retired LDA warrant	(248)
Change in fair value LDA warrant	(110)
Warrant liability as of September 30, 2023	$221
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

The Company's non-financial assets such as property and equipment and intangible assets are recorded at fair value when an impairment is recognized or at the time acquired in an asset acquisition or business combination measured using significant unobservable inputs (Level 3). As discussed in Note 6 - Intangible Assets, at September 30, 2023, the Company recorded impairment charges associated with acquired intangible assets and reduced the carrying amount of such assets subject to the impairment to their estimated fair value.
4.    Note Receivable
Rainmaker Promissory Note
In September 2020, the Company entered into a Senior Secured Convertible Promissory Note with Rainmaker Worldwide Inc. (the “Rainmaker Note”), pursuant to which the Company loaned Rainmaker Worldwide Inc. (“Rainmaker”) the principal amount of $3.1 million and bears interest at the rate of 10.0% per annum. The principal and interest accrued monthly and was due and payable in full on September 14, 2023. The Company has the right, at any time, to convert all or any portion of the then outstanding and unpaid Rainmaker Note and interest into non-assessable shares of Rainmaker common stock, or any shares of capital stock or other securities of Rainmaker, at the conversion price as defined in the Rainmaker Note. The Rainmaker Note is secured as a registered lien under the Uniform Commercial Code and the Personal Property Security Act (Ontario) against the assets of Rainmaker.
On January 1, 2023, as a result of adopting ASU 2016-13, the Company recorded an allowance for credit losses of $3.8 million and reversed accrued interest of $0.1 million.
In September 2023, the Company and Rainmaker entered into Amendment No. 1 to the Rainmaker Note and the due date was extended to March 14, 2024, at which time all principal and accrued interest is due and payable. All amounts have been fully reserved. As of September 30, 2023 and December 31, 2022, the Rainmaker Note balance, including accrued interest, was nil and $3.8 million, respectively.

5.    Certain Balance Sheet Items
The following table summarizes other current assets (in thousands):

	September 30, 2023	December 31, 2022
Prepaid digital hosting services	$2,062	$880
Prepaid services	549	927
Prepaid insurance	690	783
Other	528	461
	$3,829	$3,051
The following table summarizes property and equipment, net (in thousands):

	September 30, 2023	December 31, 2022
Mining equipment	$30,873	$35,550
Accumulated depreciation	(4,569)	(1,709)
Subtotal	26,304	33,841
Right of use asset	378	418
Property and equipment, net	$26,682	$34,259
Depreciation expense for property and equipment was $1.3 million and $0.5 million during the three months ended September 30, 2023 and 2022, respectively, inclusive of ROU asset amortization of $15,000 and nil, respectively. Depreciation expense for property and equipment was $2.9 million and $1.1 million during the nine months ended September 30, 2023 and 2022, respectively, inclusive of ROU asset amortization of $40,000 and nil, respectively.
During the nine months ended September 30, 2023, the Company sold 2,925 miners that were included in mining equipment, for cash proceeds of $4.1 million. The Company had a loss on the sale of miners of $0.3 million and $0.6 million during the three and nine months ended September 30, 2023, respectively.
The following table summarizes other assets (in thousands):

	September 30, 2023	December 31, 2022
Prepaid digital hosting services	$20,476	$18,514
Prepaid insurance and services	16	116
Other	11	69
	$20,503	$18,699
The following table summarizes other current liabilities (in thousands):

	September 30, 2023	December 31, 2022
Advance from target for SPAC	$898	$449
Taxes payable for SPAC	270	254
Deferred revenue	154	160
Other	235	111
	$1,557	$974

6.    Intangible Assets
The following table summarizes intangible assets, net (in thousands):

	September 30, 2023	December 31, 2022
Supplier agreements	$37,854	$39,084
Channel partner relationships	730	730
Customer relationships	380	380
Developed technology	150	150
Capitalized development costs	103	103
	39,217	40,447
Accumulated amortization:
Supplier agreements	(32,901)	(31,708)
Channel partner relationships	(730)	(720)
Customer relationships	(376)	(366)
Developed technology	(150)	(150)
Capitalized development costs	(103)	(103)
	(34,260)	(33,047)
Total finite-lived intangible assets, net	4,957	7,400
Carbon credits held for future use, net	1,721	2,077
Total intangible assets, net	$6,678	$9,477
Amortization expense for intangible assets was $0.8 million and $7.0 million during the three months ended September 30, 2023 and 2022, respectively. Amortization expense for intangible assets was $1.6 million and $20.1 million during the nine months ended September 30, 2023 and 2022, respectively. Estimated amortization expense for intangible assets is expected to be approximately $0.4 million for the remainder of 2023 and $1.5 million, $1.5 million, $1.5 million, and $0.1 million in fiscal 2024, 2025, 2026, and 2027, respectively.
Impairment of Intangible Assets
During the third quarter of 2023, adverse changes in the business climate indicated that an impairment triggering event occurred for one supplier agreement, and the Company determined the carrying value of the finite-lived intangible asset exceeded its estimated fair value. The Company compared the indicated fair value to the carrying value of its finite-lived asset, and as a result of the analysis, an impairment charge of $1.2 million was recorded for the supplier agreement for the three and nine months ended September 30, 2023.
7.Investments
Special Purpose Acquisition Company
In April 2021, the Company sponsored a special purpose acquisition company (“SPAC”), Minority Equality Opportunities Acquisition Inc. (“MEOA”), through the Company’s wholly owned subsidiary, Minority Equality Opportunities Acquisition Sponsor, LLC (“SPAC Sponsor”). MEOA’s purpose is to focus initially on transactions with companies that are minority owned businesses. MEOA’s IPO was completed on August 30, 2021. As of both September 30, 2023 and December 31, 2022, the Company held an aggregate of 3,162,500 shares of MEOA’s Class B common stock.

On July 3, 2023, MEOA announced that it did not complete an initial business combination on or prior to June 30, 2023, the deadline by which it must have completed an initial business combination, and intends to dissolve and liquidate in accordance with the provisions of its amended charter. As of the close of business on July 3, 2023, MEOA’s public shares were deemed cancelled and represent only the right to receive the redemption amount. MEOA instructed Continental Stock Transfer & Trust Company, the trustee of the trust account, to take all necessary actions to liquidate the securities held in the trust account. The redemption of MEOA’s public shares was completed during the third quarter of 2023.
The SPAC Sponsor agreed to waive its redemption rights with respect to its outstanding Class B common stock issued prior to MEOA’s initial public offering. There were no redemption rights or liquidating distributions with respect to MEOA’s warrants, which expired worthless.
8.    Convertible Debt
On April 17, 2023, the Company entered into a Securities Purchase Agreement (the “LDA Purchase Agreement”) pursuant to which the Company issued to an investor, LDA Capital Limited (the “Investor”), a senior convertible promissory note having an aggregate principal amount of $1.0 million (the “LDA Note”), as amended April 25, 2023, and a common share purchase warrant (the “LDA Warrant”) to purchase up to 455,927 common shares of the Company (the “LDA Warrant Shares”). The Company received proceeds of approximately $0.8 million, which were net of fees associated with the transaction, on April 18, 2023 (the “Closing Date”). The LDA Note matures 24 months after issuance, bears interest at a rate of 7.5% per annum and is convertible into the Company's common shares (the “Conversion Shares”), at the Investor's election, at an initial conversion price equal to the greater of (i) $2.0832 per share, or (ii) 85% of the VWAPS (as defined in the LDA Note) during the trading five days prior to delivery of a conversion notice by the Investor, subject to adjustment for certain stock splits, stock combinations and dilutive share issuances.
On August 14, 2023, in accordance with the terms of the LDA Purchase Agreement prepayment option, the Company repaid the full amount of the LDA Note, including interest and fees, in the amount of $1.3 million. As a result of the repayment, the Company redeemed from the holder of the LDA Warrant 40% of the then outstanding LDA Warrant, or 182,371 LDA Warrant Shares. At September 30, 2023, the balance of the LDA Note was nil . The Company recognized a loss on debt extinguishment of $63,000 which is included in the consolidated statement of operations in interest income and other expense, net.
The LDA Warrant is exercisable at an initial exercise price of $3.29 per share and expires three years from the date of issuance or earlier if the closing of a Fundamental Transaction occurs (defined as merger or consolidation, any sale of substantially all of the Company’s assets, any tender offer or exchange offer pursuant to which common shareholders can tender or exchange their shares for other securities, cash or property, as well as any reclassification of common shares into other securities, cash or property). On the date that is six months from the date of issuance of the LDA Warrant, the exercise price will be adjusted to the lower of (i) $3.29, and (ii) a price equal to 110% of the average of the VWAPS (as defined in the LDA Warrant) of the Company's common shares over five days of trading preceding such date. Additionally, the exercise price of the LDA Warrant is subject to adjustment for certain stock splits, stock combinations and dilutive share issuances. Pursuant to the terms of the LDA Purchase Agreement, the Company will reserve for issuance 200% of the maximum aggregate number of common shares as are issuable upon repayment or conversion in full of the LDA Note and exercise in full of the LDA Warrant at any time.
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

	April 17, 2023	September 30, 2023
Common share price	$2.98	$1.33
Expected volatility	120.0%	120.0%
Risk-free interest rate	3.8%	4.9%
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
In August 2023, the Company entered into an Amended and Restated Agreement (the “Hertford Amendment”) with Hertford Advisors Ltd. and certain other parties listed in the Hertford Amendment (together, the “Hertford Group”), which amends and restates in its entirety the purchase agreement between the Company and Hertford Advisors Ltd. dated July 31, 2021, as modified by the amendment to such agreement dated November 7, 2022 (together, the “Original Hertford Agreement”). As an inducement to enter into the Hertford Amendment, the Company issued to Hertford 1,376 Series H Preferred Shares and 800,000 warrants with an aggregate fair value of $1.0 million.

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
In August 2023, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) pursuant to which the Company issued to two investors a total of 13,764 of the Company’s Series H Preferred Shares and a total of 1,966,293 common share purchase warrants (the “Warrants”), each of which entitled the holder to purchase one common share of the Company (the “Warrant Shares”). Pursuant to the terms of the Purchase Agreement, the Company received gross proceeds of $3.0 million. The Company issued a total of 1,377 Series H Preferred Shares and 196,629 warrants as a finder’s fee for the transaction with an aggregate fair value of $0.5 million.
Pursuant to the terms of the Purchase Agreement, the Company will reserve for issuance the maximum aggregate number of common shares that are issuable upon exercise in full of the Warrants at any time.
The Warrants issued in connection with the Hertford Agreement and the Purchase Agreement are exercisable beginning February 12, 2024 and February 23, 2024, respectively, at an initial exercise price of $2.75 per share and have a term of three years from the date of issuance. The exercise price of the Warrants are subject to adjustment for certain stock splits, stock combinations and dilutive share issuances.
In accordance with the authoritative guidance for distinguishing liabilities from equity, the Company has determined that its Series H preferred shares carry certain redemption features beyond the control of the Company. Accordingly, the Series H Preferred Shares are presented as temporary equity. During the nine months ended September 30, 2023, the Company issued 4,130,419 common shares for the conversion of 28,913 Series H Preferred Shares.
10.Share Capital
On June 28, 2023, the Company filed an Articles of Amendment to effect a share consolidation (also known as a reverse stock split) of its issued and outstanding common shares on a one-for-seven basis. The share consolidation became effective on June 28, 2023. All share and per share amounts have been restated for all periods presented to reflect the share consolidation.
In April 2022, the Company issued 192,857 unregistered common shares, with a fair value of $1.7 million, to Bluesphere Ventures Inc. for the right to acquire up to 1,040,000 carbon credits. As of September 30, 2023, none of the carbon credits have been retired.
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

Unlimited authorized common shares at no par value are available to the Company. At September 30, 2023, the Company had the following outstanding warrants to purchase common shares:

Date issued	Contractual life (years)	Exercise price	Number outstanding	Expiration
July 2021	3	$28.00	285,716	December 22, 2024
August 2021	3	$45.50	370,787	August 25, 2024
August 2021	3	$52.50	370,787	August 25, 2024
September 2021	5	$66.50	1,614,299	September 8, 2026
October 2021	3	$42.00	121,429	October 1, 2024
February 2022	5	$28.00	14,286	February 7, 2027
February 2022	5	$35.00	14,286	February 7, 2027
February 2022	5	$42.00	14,286	February 7, 2027
April 2023	3	$3.29	273,556	April 17, 2026
August 2023	3	$2.75	800,000	August 11, 2026
August 2023	3	$2.75	2,162,922	August 23, 2026
			6,042,354

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
The assumptions used in the Black-Scholes model were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Expected volatility	81.8%	—	81.8-84.0%	124.0%
Expected term (in years)	0.5	—	0.5	4.2
Risk-free interest rate	5.52%	—	5.27-5.52%	2.71-3.25%
Dividend yield	—	—	—	—
The following table summarizes option activity:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Options outstanding — January 1, 2023	389,604	$7.07
Granted	250,000	$2.43
Exercised	(139,999)	$2.27
Forfeited	(14,364)	$20.36
Options outstanding — September 30, 2023	485,241	$5.66	4.0	$—
Vested and expected to vest — September 30, 2023	485,241	$5.66	4.0	$—
Exercisable — September 30, 2023	234,184	$6.83	2.8	$—
Restricted Stock
The following table summarizes RSU activity:

	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding — January 1, 2023	125,182	$8.89
Granted	454,697	$2.89
Vested and released	(111,873)	$5.12
Forfeited	(20,953)	$6.78
Outstanding — September 30, 2023	447,053	$3.83
The estimated fair value of RSUs was based on the market value of the Company’s common shares on the date of grant. RSUs typically vest over a period of one to three years from the original date of grant. The total grant date fair value of RSUs vested during the nine months ended September 30, 2023 and 2022 was approximately $0.6 million and $3.4 million, respectively. The fair value of RSUs vested during the nine months ended September 30, 2023 and 2022 was approximately $0.2 million and $1.8 million, respectively.

The Company granted restricted stock awards (“RSAs”) in lieu of cash payment for services performed. The estimated fair value of the RSAs was based on the market value of the Company’s common shares on the date of grant. The Company granted fully vested RSAs of 44,450 with a fair value of $64,000 during the nine months ended September 30, 2023. There were no RSAs granted during the nine months ended September 30, 2022.
Share-Based Compensation Expense
The Company recorded the following compensation expense related to its share-based compensation awards (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Sales and marketing	$35	$—	$86	$—
General and administrative	721	592	1,874	7,908
Total share-based compensation expense	$756	$592	$1,960	$7,908
Total unrecognized estimated compensation cost by type of award and the weighted-average remaining requisite service period over which such expense is expected to be recognized (in thousands, unless otherwise noted):

	September 30, 2023
	Unrecognized Expense	Remaining Weighted-Average Recognition Period (years)
RSUs	$752	1.1
Stock options	$309	1.3
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
Anti-dilutive common share equivalents excluded from the computation of diluted net loss per share were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Preferred shares issued and outstanding	6,800,565	13,714,286	6,800,565	13,714,286
Common share purchase warrants	6,042,354	2,826,220	6,042,354	2,826,220
Options and RSUs outstanding	932,294	551,235	932,294	551,235

13.Commitments and Contingencies
Service Agreements
On August 19, 2021, the Company entered into a Master Services Agreement with Gryphon (the “Gryphon MSA”). To provide greater certainty as to the term of the Gryphon MSA, on December 29, 2021, the Company and Gryphon entered into Amendment No. 1 to the Gryphon MSA (the “Gryphon MSA Amendment”) which extended the initial term of the Gryphon MSA to five years, as the Company did not receive delivery of a specified minimum number of digital mining machines during 2022. Subject to written notice from the Company and an opportunity by Gryphon to cure for a period of up to 180 days, the Company shall be entitled to terminate the Gryphon MSA in the event of: (i) Gryphon’s failure to perform the services under the Gryphon MSA in a professional and workmanlike manner in accordance with generally recognized digital mining industry standards for similar services, or (ii) Gryphon’s gross negligence, fraud or willful misconduct in connection with performing the services. Gryphon shall be entitled to specific performance or termination for cause in the event of a breach by the Company, subject to written notice and an opportunity to cure for a period of up to 180 days. As consideration for the Gryphon MSA, Gryphon shall receive the equivalent of 22.5% of the net operating profit, as defined in the Gryphon MSA, of all of the Company’s blockchain and digital currency related operations as a management fee. In addition, any costs Gryphon incurs on the Company's behalf are to be reimbursed to Gryphon as defined in the Gryphon MSA. The Company paid costs under this agreement of $4.2 million and $0.3 million during the three months ended September 30, 2023 and 2022, respectively. The Company paid costs under this agreement of $8.1 million and $1.1 million during the nine months ended September 30, 2023 and 2022, respectively.
On April 7, 2023, the Company filed litigation against Gryphon citing several breaches to the Gryphon MSA, including but not limited to, several fiduciary and operational breaches. On October 6, 2023, the Company terminated the Gryphon MSA.
On June 3, 2022, the Company entered into a Master Agreement with Compute North LLC (the “Compute North MA”) for, the colocation, management and other services of certain of the Company’s mining equipment. In September 2022, Compute North filed for Chapter 11 bankruptcy. In December 2022, the Compute North MA was assigned to GC Data Center Granbury, LLC (the “GC Data Center MA”) and has a term of five years from such assignment date. Under the GC Data Center MA, the monthly service fee is payable based on the actual hashrate performance of the equipment per miner type per location as a percentage of the anticipated monthly hashrate per miner type. A deposit of $0.5 million previously paid to Compute North for the last two months of monthly service fees was remitted to GC Data Center on behalf of the Company and is included in prepaid digital hosting services at September 30, 2023. During the three months ended September 30, 2023 and 2022, the Company incurred costs under the GC Data Center MA of $1.1 million and nil, respectively. During the nine months ended September 30, 2023 and 2022, the Company incurred costs under the GC Data Center MA of $3.6 million and nil, respectively. For the three and nine months ended September 30, 2023, $1.1 million and $1.9 million, respectively, of the costs incurred under the GC Data Center MA were paid through the Gryphon MSA and are included in the Gryphon MSA costs above.
On February 8, 2023, the Company entered into a Hosting Agreement with Lancium FS 25, LLC (the “Lancium Hosting Agreement”) for rack space, network services, electrical connections, routine facility maintenance, and technical support of certain of the Company’s mining equipment. The Lancium Hosting Agreement has a term of two years with subsequent one year renewal periods. During both the three and nine months ended September 30, 2023, the Company incurred costs under the Lancium Hosting Agreement of $0.7 million and $1.2 million, respectively. The costs incurred under the Lancium Hosting Agreement are paid through the Gryphon MSA and included in the Gryphon MSA costs above.

On April 4, 2023, the Company entered into a Master Hosting Services Agreement with Rebel Mining Company, LLC (the “Rebel Hosting Agreement”) for rack space, network services, electrical connections, routine facility maintenance, and technical support of certain of the Company’s mining equipment. The Rebel Hosting Agreement has a term of three years with subsequent one year renewal periods. As required by the Rebel Hosting Agreement, the Company paid deposits of $2.6 million representing the last two months of estimated service fees. During the three and nine months ended September 30, 2023, the Company incurred costs under the Rebel Hosting Agreement of $1.8 million and $3.0 million, respectively. The costs incurred under the Rebel Hosting Agreement are paid through the Gryphon MSA and included in the Gryphon MSA costs above.
Digital Mining Hosting Sub-License
On October 5, 2021, the Company entered into a Sub-License and Delegation Agreement (“Hosting Sub-Lease”) by and between Gryphon and the Company, which assigned to the Company certain Master Services Agreement, dated as of September 12, 2021 (the “Core Scientific MSA”), by and between Core Scientific, Inc. (“Core Scientific”), and Gryphon and Master Services Agreement Order #2 (“Order 2”). On December 29, 2021, the Company and Gryphon entered into Amendment No. 1 to the Sub-Lease Agreement (the “Sub-Lease Amendment”) to provide Gryphon the right to recapture the usage of up to 50% of the hosting capacity to be managed by Core Scientific. The agreement allows for approximately 230 MW of net carbon neutral digital mining hosting capacity to be managed by Core Scientific as hosting partner. As part of the agreement, Core Scientific will provide digital mining fleet management and monitoring solution, Minder™, data analytics, alerting, monitoring, and miner management services. The Hosting Sub-Lease shall automatically terminate upon the termination of the Core Scientific MSA and/or Order 2 in accordance with their respective terms. On October 31, 2022, the Company filed an arbitration request against Core Scientific regarding the Hosting Sub-Lease. The Company has requested that certain advanced deposits paid be refunded back to it as a result of the modification to the Company’s machine purchase agreement with FuFu Technology Limited (now Ethereal Tech Pte. Ltd.). In December 2022, Core Scientific filed Chapter 11 bankruptcy. The Company incurred costs under this agreement of $0.2 million during both the three months ended September 30, 2023 and 2022. The Company incurred costs under this agreement of $0.6 million and $0.4 million during the nine months ended September 30, 2023 and 2022, respectively. The costs incurred under the Sub-Lease Amendment are paid through the Gryphon MSA and included in the Gryphon MSA costs above.
Underwriting Agreement
Subject to the terms of the underwriting agreement for MEOA’s initial public offering, as amended on August 30, 2022, the underwriter is entitled to a deferred underwriting fee of $4.6 million, which is recorded as deferred underwriting fee in the Company’s consolidated balance sheets.
Letters of credit
During the ordinary course of business, the Company provides standby letters of credit to third parties as required for certain transactions initiated by the Company. As of September 30, 2023, the Company has one outstanding standby letter of credit used for the bond necessary for the Company to receive mining machines.

Extended Warranty
Changes in the liability for deferred revenue associated with extended warranties and service contracts were as follows (in thousands):

Deferred Revenue
Liability at January 1, 2023	$139
Revenue recognized during the period	(72)
Change in liability for warranties issued during the period	84
Liability at September 30, 2023	$151
Current liability, included in other current liabilities	116
Non-current liability, included in other non-current liabilities	35
Liability at September 30, 2023	$151
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
Summary information by segment (in thousands):

Three Months Ended September 30, 2023	Digital Mining	Service and Product	Unallocated	Total Consolidated
Revenue	$5,102	$622	$—	$5,724
Segment gross profit	$810	$401	$—	$1,211
Segment loss from operations	$(1,569)	$(124)	$(4,711)	$(6,404)
Interest expense	$—	$—	$10	$10
Depreciation and amortization	$1,999	$3	$26	$2,028

Nine months ended September 30, 2023	Digital Mining	Service and Product	Unallocated	Total Consolidated
Revenue	$12,592	$1,624	$—	$14,216
Segment gross profit	$2,261	$896	$—	$3,157
Segment loss from operations	$(2,281)	$(866)	$(11,693)	$(14,840)
Capital expenditures	$1,561	$—	$—	$1,561
Interest expense	$—	$—	$1,183	$1,183
Depreciation and amortization	$4,330	$20	$78	$4,428

Three months ended September 30, 2022	Digital Mining	Service and Product	Unallocated	Total Consolidated
Revenue	$787	$569	$—	$1,356
Segment gross profit	$234	$273	$—	$507
Segment loss from operations	$(7,311)	$(273)	$(2,750)	$(10,334)
Capital expenditures	$1,365	$—	$—	$1,365
Depreciation and amortization	$7,348	$34	$26	$7,408

Nine months ended September 30, 2022	Digital Mining	Service and Product	Unallocated	Total Consolidated
Revenue	$2,745	$1,904	$—	$4,649
Segment gross profit	$1,218	$908	$—	$2,126
Segment loss from operations	$(22,724)	$(670)	$(17,445)	$(40,839)
Capital expenditures	$17,629	$—	$—	$17,629
Depreciation and amortization	$21,078	$101	$78	$21,257

A summary of segment assets is as follows (in thousands):

As of September 30, 2023	Digital Mining	Service and Product	Unallocated	Total Consolidated
Total assets	$56,050	$609	$2,437	$59,096

As of December 31, 2022	Digital Mining	Service and Product	Unallocated	Total Consolidated
Total assets	$63,077	$689	$19,250	$83,016
Service and product had the following customers that represented more than 10% of segment revenue.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Customer A	19.1%	23.6%	22.2%	21.1%
Customer B	12.0%	12.6%	13.5%	12.9%
Customer C	13.3%	13.3%	11.8%	—%
Customer D	17.3%	—%	—%	—%
Service and product had the following receivable’s that represented more than 10% of accounts receivable.

	September 30, 2023	December 31, 2022
Customer A	24.4%	10.5%
Customer B	24.0%	22.7%
Customer C	19.7%	—%
Customer D	16.0%	15.2%
Customer E	—%	14.5%
Customer F	—%	10.2%
14.Subsequent Events
Preferred Shares
In October 2023, the Company issued 133,142 common shares for the conversion of 932 Series H Preferred Shares.
Warrant
In October 2023, the Company adjusted the LDA Warrant exercise price from $3.29 to $1.342 pursuant to the terms in the LDA Purchase Agreement.
Service Agreement
In October 2023, the Company entered into a Hosting Agreement with Joshi Petroleum, LLC (the “Joshi Hosting Agreement”) for rack space, network services, electrical connections, routine facility maintenance, and technical support of certain of the Company’s mining equipment. The Joshi Hosting Agreement has an initial term of three years with subsequent one year renewal periods until either party provides written notice to the other party of its desire to avoid and given renewal term at least 30 days in advance of the conclusion of the prior initial term or renewal period. As required by the Rebel Hosting Agreement, the Company will pay a deposit of $0.3 million representing the last two months of estimated service fees.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
The following quarterly management’s discussion and analysis (“MD&A”) should be read in conjunction with our unaudited condensed consolidated financial statements and the accompanying notes of Sphere 3D Corp. (the “Company”) for the three and nine months ended September 30, 2023. The condensed consolidated financial statements have been presented in United States (“U.S.”) dollars and have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). Unless the context otherwise requires, any reference to the “Company,” “Sphere 3D,” “we,” “our,” “us” or similar terms refers to Sphere 3D Corp. and its subsidiaries. Unless otherwise indicated, all references to “$” and “dollars” in this discussion and analysis mean U.S. dollars.
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
Investment in Special Purpose Acquisition Company
In April 2021, we sponsored a special purpose acquisition company (“SPAC”), Minority Equality Opportunities Acquisition Inc. (“MEOA”), through our wholly owned subsidiary, Minority Equality Opportunities Acquisition Sponsor, LLC (“SPAC Sponsor”). MEOA’s purpose is to focus initially on transactions with companies that are minority owned businesses. On July 3, 2023, MEOA announced that it did not complete an initial business combination on or prior to June 30, 2023, the deadline by which it must have completed an initial business combination. As such, MEOA intends to dissolve and liquidate in accordance with the provisions of its amended charter. As of the close of business on July 3, 2023, MEOA’s public shares were deemed cancelled and represented only the right to receive the redemption amount. MEOA instructed Continental Stock Transfer & Trust Company, the trustee of the trust account, to liquidate the securities held in the trust account. The redemption of MEOA’s public shares was completed in the third quarter of 2023. We did not retain any proceeds from the trust account.

Recent Key Events
•On October 6, 2023, the Company terminated the Master Services Agreement with Gryphon Digital Mining, Inc.
•In the first nine months of 2023, we issued 4,130,419 common shares for the conversion of 28,913 Series H Preferred Shares. In October 2023, we issued 133,142 common shares for the conversion of 932 Series H Preferred Shares.
Results of Operations
The Third Quarter of 2023 Compared with the Third Quarter of 2022
Revenue
We generated revenues of $5.7 million and $1.4 million during the third quarter of 2023 and 2022, respectively. The $4.3 million increase in revenue is primarily due to an increase in revenues from our digital mining operation.
During the third quarter of 2023, the majority of our revenue was derived from digital currency mining.
Operating Expenses
Cost of Revenue
Direct cost of revenues during the third quarter of 2023 and 2022 were $4.5 million and $0.8 million, respectively, representing an increase of $3.7 million primarily due to the increase in miners deployed related to our digital mining operation.
Sales and Marketing Expense
Sales and marketing expenses were $0.2 million for both the third quarter of 2023 and 2022.
Research and Development Expense
Research and development expenses were $0.4 million and $0.1 million for the third quarter of 2023 and 2022, respectively. The increase of $0.3 million was primarily due to $0.2 million of severance costs and additional employee and related expenses associated with internal projects.
General and Administrative Expense
General and administrative expenses were $3.4 million and $2.9 million for the third quarter of 2023 and 2022, respectively. The increase of $0.5 million was primarily due to an increase of approximately $0.4 million in legal expenses associated with our digital mining operation and a slight increase in costs related to the formation and operating costs for our SPAC (MEOA).
Depreciation and Amortization Expense
Depreciation and amortization expense was $2.0 million and $7.4 million for the third quarter of 2023 and 2022, respectively. The decrease of $5.4 million was primarily due to fully amortized supplier agreements related to our digital mining machines.

Impairment of Acquired Intangible Assets
Impairment of acquired intangible assets was $1.2 million and nil for the third quarter of 2023 and 2022, respectively. Due to an adverse change in the business climate which indicated that an impairment triggering event occurred for one supplier agreement, we determined the carrying value of the finite-lived intangible asset exceeded its estimated fair value.
Loss on Disposal of Property and Equipment
Loss on disposal of property and equipment was $0.3 million and nil for the third quarter of 2023 and 2022, respectively, and related to the sale of mining equipment.
Impairment of Digital Assets
Impairment of digital assets was $0.2 million and $0.1 million for the third quarter of 2023 and 2022, respectively. The increase of $0.1 million was due to impairment losses recognized on our digital assets. An impairment analysis is performed at each reporting period or more frequently, when events or changes in circumstances occur indicating that it is more likely than not that the digital asset is impaired. If the carrying value of the digital assets exceeds the fair value based on the lowest price quoted in the active exchanges during the period, an impairment loss has occurred with respect to those digital assets in the amount equal to the difference between their carrying values and the price determined.
Provision for Losses on Deposit for Mining Equipment
Provision for deposit on mining equipment was nil and $10.0 million for the third quarter of 2023 and 2022, respectively. The decrease of $10.0 million was due to a prior year provision made for a deposit we made to NuMiner Global, Inc. (“NuMiner”) for the purchase of mining machines.
The First Nine Months of 2023 Compared with the First Nine Months of 2022
Revenue
We generated revenues of $14.2 million and $4.6 million during the first nine months of 2023 and 2022, respectively. The $9.6 million increase in revenue is primarily due to the increase of $9.9 million in revenues from our digital mining operation, offset by a decrease of $0.3 million in product and service.
During the first nine months of 2023, the majority of our revenue was derived from digital currency mining.
Operating Expenses
Cost of Revenue
Direct cost of revenues during the first nine months of 2023 and 2022 were $11.1 million and $2.5 million, respectively, representing an increase of $8.6 million primarily due to the increase in miners deployed related to our digital mining operation.
Sales and Marketing Expense
Sales and marketing expenses were $0.8 million and $0.7 million for the first nine months of 2023 and 2022, respectively.
Research and Development Expense
Research and development expenses were $0.9 million and $0.4 million for the first nine months of 2023 and 2022, respectively. The increase of $0.5 million was primarily due to an increase of $0.3 million in employee and related expenses associated with internal projects, and $0.2 million due to severance costs.

General and Administrative Expense
General and administrative expenses were $10.5 million and $19.7 million for the first nine months of 2023 and 2022, respectively. The decrease of $9.2 million was primarily due to a decrease of approximately $6.0 million in share-based compensation related to awards, $5.6 million was primarily associated with outside services related to our 2022 expansion into the digital mining industry, $1.7 million for costs related to former proposed merger transactions that were terminated in 2022, $0.4 million for employee and related expenses, and $0.3 million in public relations expense. These decreases were offset by a prior year nonrecurring adjustment of $1.5 million for a change in fair value of crypto asset payable, $1.3 million for legal expenses associated with our digital mining operation, $0.9 million related to formation and operating costs for our SPAC (MEOA), $0.6 million of additional insurance cost, $0.2 million in director fees, and $0.3 million in other costs.
Depreciation and Amortization Expense
Depreciation and amortization expense was $4.4 million and $21.3 million for the first nine months of 2023 and 2022, respectively. The decrease of $16.9 million was primarily due to fully amortized supplier agreements related to our digital mining machines.
Impairment of Acquired Intangible Assets
Impairment of acquired intangible assets was $1.2 million and nil for the first nine months of 2023 and 2022, respectively. Due to an adverse change in the business climate which indicated that an impairment triggering event occurred for one supplier agreement, we determined the carrying value of the finite-lived intangible asset exceeded its estimated fair value.
Loss on Disposal of Property and Equipment
Loss on disposal of property and equipment was $0.6 million and nil for the first nine months of 2023 and 2022, respectively, and related to the sale of mining equipment.
Impairment of Digital Assets
Impairment of digital assets was $0.5 million and $0.9 million for the first nine months of 2023 and 2022, respectively. The decrease of $0.4 million was due to a reduction in impairment losses recognized on our digital assets. An impairment analysis is performed at each reporting period or more frequently, when events or changes in circumstances occur indicating that it is more likely than not that the digital asset is impaired. If the carrying value of the digital assets exceeds the fair value based on the lowest price quoted in the active exchanges during the period, an impairment loss has occurred with respect to those digital assets in the amount equal to the difference between their carrying values and the price determined.
Provision for Losses on Deposit for Mining Equipment
Provision for deposit on mining equipment was nil and $10.0 million for the first nine months of 2023 and 2022, respectively. The decrease of $10.0 million was due to a prior year provision made for a deposit we made to NuMiner Global, Inc. (“NuMiner”) for the purchase of mining machines.
Forgiveness of Note Receivable
Forgiveness of note receivable was nil and $13.1 million for the first nine months of 2023 and 2022, respectively. The decrease of $13.1 million was due to the prior year forgiveness of our note receivable, including accrued interest, with Gryphon Digital Mining, Inc. (“Gryphon”) which occurred when the Merger Agreement with Gryphon was terminated by us on April 4, 2022.

Impairment of Investments
Impairment of investments was nil and $12.4 million for the first nine months of 2023 and 2022, respectively. The decrease of $12.4 million was due to prior year impairment losses recognized on our Filecoiner investments. The fair value of these investments was impacted by the decrease in the price of Filecoin since the time of the investments resulting in an impairment.
Interest Expense
Interest expense was $1.2 million and nil for the first nine months of 2023 and 2022, respectively. The first nine months of 2023 interest expense was primarily $1.0 million for warrants issued with our LDA convertible debt and $0.2 million of debt costs.
Interest Income and Other Expense, net
Interest income and other expense, net was $1.5 million and $0.7 million of income, net, for the first nine months of 2023 and 2022, respectively. The first nine months of 2023 interest income and other expense, net, primarily related to a $1.1 million fair value adjustment for warrant liabilities, $0.2 million for cancellation of warrant liabilities, and $0.2 million in interest income from restricted funds held in trust. The first nine months of 2022 Interest income and other expense, net, related to $0.5 million in interest income from notes receivable, and approximately $0.2 million from management fees from a transition service agreement for our Snap Server product line.
Liquidity and Capital Resources
We have recurring losses from operations. Our primary source of cash flow is generated from digital mining revenue and service revenue. In addition, we have financed our operations through proceeds from private and public sales of securities. At September 30, 2023, we had cash and cash equivalents of $0.6 million compared to cash and cash equivalents of $1.3 million at December 31, 2022. As of September 30, 2023, we had working capital deficit of $1.5 million reflecting a decrease of $5.5 million since December 31, 2022. Cash management continues to be a top priority. We expect to incur negative operating cash flows as we work to increase our digital mining revenue and maintain operational efficiencies.
On August 11, 2023, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) pursuant to which the Company issued to two investors a total of 13,764 of the Company’s Series H Preferred Shares and a total of 1,966,293 common share purchase warrants, each of which entitled the holder to purchase one common share of the Company. Pursuant to the terms of the Purchase Agreement, the Company received gross proceeds of $3.0 million. The Company issued a total of 1,377 Series H Preferred Shares and 196,629 warrants as a finder’s fee for the transaction.
Management has projected that based on our hashing rate at September 30, 2023, cash on hand may not be sufficient to allow us to continue operations beyond the next 12 months from the date the financial statements are issued if we are unable to raise additional funding for operations. We expect our working capital needs to increase in the future as we continue to expand and enhance our operations. Our ability to raise additional funds for working capital through equity or debt financings or other sources may depend on the financial success of our then current business and successful implementation of our key strategic initiatives, financial, economic and market conditions and other factors, some of which are beyond our control. No assurance can be given that we will be successful in raising the required capital at a reasonable cost and at the required times, or at all. Further equity financings may have a dilutive effect on shareholders and any debt financing, if available, may require restrictions to be placed on our future financing and operating activities. If we require additional capital and are unsuccessful in raising that capital, we may not be able to continue our business operations in the cryptocurrency mining industry or we may be unable to advance our growth initiatives, either of which could adversely impact our business, financial condition and results of operations.
Significant changes from our current forecasts, including but not limited to: (i) shortfalls from projected mining earning levels; (ii) increases in operating costs; (iii) fluctuations in the value of cryptocurrency; and (iv) inability to maintain compliance with the requirements of the NASDAQ Capital Market and/or inability to maintain listing with the

NASDAQ Capital Market could have a material adverse impact on our ability to access the level of funding necessary to continue our operations at current levels. If any of these events occurs or we are unable to generate sufficient cash from operations or financing sources, we may be forced to liquidate assets where possible and/or curtail, suspend or cease planned programs or operations generally or seek bankruptcy protection or be subject to an involuntary bankruptcy petition, any of, which would have a material adverse effect on our business, results of operations, financial position and liquidity.
The following table shows a summary of our cash flows (used in) provided by operating activities and investing activities (in thousands):

	Nine Months Ended September 30,
	2023	2022
Net cash used in operating activities	$(6,024)	$(28,106)
Net cash provided by (used in) investing activities	$2,437	$(21,894)
Net cash provided by financing activities	$2,859	$—
Net cash used in operating activities. The use of cash during the first nine months of 2023 was primarily a result of our net loss of $14.6 million, offset by $8.8 million in non-cash items, which primarily included amortization of intangible assets, depreciation, impairment of acquired intangible assets, realized gain on sale of digital assets, share-based compensation expense, impairment of digital assets, warrants issued with convertible debt, change in fair value of warrant liabilities, and a loss on sale of property and equipment.
Net cash provided by (used in) investing activities. During the first nine months of 2023, we sold 2,925 miners originally included in mining equipment, for cash proceeds of $4.1 million, our SPAC received $10.3 million from the redemption of the trust account and paid $10.4 million for the redemption of the redeemable non-controlling interest related to MEOA, and we paid $1.6 million towards digital asset mining machines and shipping costs. During the first nine months of 2022, we paid $17.3 million towards digital asset mining machines and shipping costs for which delivery started in January 2022, we entered into promissory notes receivable with Gryphon and MEOA for $2.5 million and $1.8 million, respectively, and we purchased $0.3 million of carbon credits for future use. The Gryphon note receivable was forgiven on April 4, 2022 upon termination of the Merger Agreement with Gryphon.
Net cash provided by financing activities. During the first nine months of 2023, we received $3.0 million of proceeds from the issuance of preferred shares and warrants, $0.8 million, net, from the issuance of a convertible note, and $0.3 million from the exercise of stock options. These inflows were offset by $1.3 million of payments made on our convertible debt which was paid in full in August 2023.
Off-Balance Sheet Information
During the ordinary course of business, we may provide standby letters of credit to third parties as required for certain transactions initiated by us. We have one outstanding standby letter of credit used for the bond necessary for us to receive mining machines. At September 30, 2023, there was restricted cash of $0.2 million pledged as collateral for the standby letter of credit.
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

Our significant accounting policies are described in Note 2 to the consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022. The accounting estimates that are most critical to a full understanding and evaluation of our reported financial results are described in Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2022. There were no material changes to our critical accounting estimates during the three months ended September 30, 2023.
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
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended September 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
None.
Item 3. Defaults Upon Senior Securities.
None.

Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
None.
Item 6. Exhibits.

Exhibit		Filed	Incorporated by Reference
Number	Description	Herewith	Form	File No.	Date Filed

3.1	Certificate and Articles of Amalgamation of the Company		6-K	001-36532	3/25/2015

3.2	Certificate of Amendment to the Articles of Amalgamation of the Company		6-K	001-36532	7/17/2017

3.3	Certificate of Amendment to the Articles of Amalgamation of the Company		8-K	001-36532	10/2/2018

3.4	Certificate of Amendment to the Articles of Amalgamation of the Company		8-K	001-36532	11/5/2018

3.5	Certificate of Amendment to the Articles of Amalgamation of the Company		8-K	001-36532	11/14/2018

3.6	Certificate of Amendment to the Articles of Amalgamation of the Company		8-K	001-36532	7/12/2019

3.7	Certificate of Amendment to the Articles of Amalgamation of the Company		8-K	001-36532	11/8/2019

3.8	Certificate of Amendment to the Articles of Amalgamation of the Company		8-K	001-36532	5/8/2020

3.9	Certificate of Amendment to the Articles of Amalgamation of the Company		8-K	001-36532	9/29/2020

3.10	Certificate of Amendment to the Articles of Amalgamation of the Company		6-K	001-36532	1/7/2021

3.11	Certificate of Amendment to the Articles of Amalgamation of the Company		6-K	001-36532	7/15/2021

3.12	Certificate of Amendment to the Articles of Amalgamation of the Company		6-K	001-36532	10/4/2021

3.13	Certificate of Amendment to the Articles of Amalgamation of the Company		8-K	001-36532	6/28/2023

3.14	By-law No. 1, as Amended		6-K	001-36532	7/17/2017

3.15	By-law No. 1 Amending Agreement		6-K	001-36532	2/1/2022

3.16	By-law No. 1 Amending Agreement		8-K	001-36532	1/13/2023

3.17	By-law No. 2		6-K	001-36532	5/12/2017

4.1	Form of Warrant		8-K	001-36532	8/14/2023

4.2	Form of Warrant		8-K/A	001-36532	8/23/2023

Exhibit		Filed	Incorporated by Reference
Number	Description	Herewith	Form	File No.	Date Filed

4.3	Amendment No. 1 to Senior Secured Convertible Promissory Note dated September 14, 2023 between the Company and Rainmaker Worldwide Inc.	X

10.1	Securities Purchase Agreement dated August 11, 2023		8-K	001-36532	8/14/2023

10.2	Securities Purchase Agreement dated August 23, 2023		8-K/A	001-36532	8/23/2023

10.3	Amended and Restated Agreement with Hertford Group dated August 11, 2023		8-K	001-36532	8/14/2023

31.1	Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

31.2	Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document	X

101.SCH	Inline XBRL Taxonomy Extension Schema	X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase	X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase	X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase	X

101.PRE	Inline XBRL Taxonomy Presentation Linkbase	X

104	Cover Page Interactive Data File (formatted as inline XBRL as contained in Exhibit 101)	X

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Sphere 3D Corp.

Date:	November 13, 2023	By:	/s/ Patricia Trompeter
Patricia Trompeter
Chief Executive Officer
(Principal Executive Officer)