Form 10-K
period 2023-12-31
Sphere 3D Corp.
filed 2024-03-13
CIK 1591956

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023
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

243 Tresser Blvd, 17th Floor
Stamford, CT 06901
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
Large accelerated filer ☐          Accelerated filer ☐
Non-accelerated filer ☒ Smaller reporting company ☒
        Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2023 was approximately $21.9 million based on the closing price on the NASDAQ Capital Market reported for such date. Common shares held by each officer and director and by each person who is known to own 10% or more of the outstanding common shares have been excluded in that such persons may be deemed to be affiliates of the registrant. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
As of March 4, 2024, there were 17,796,326 shares of the registrant’s common shares outstanding.

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
Any reference to “Sphere 3D”, “the Company”, “we”, “our”, “us”, or similar terms refers to Sphere 3D Corp. and its wholly owned subsidiaries. The information, including any financial information, disclosed in this Annual Report on Form 10-K (the “Annual Report”) is stated as at December 31, 2023 or for the year ended December 31, 2023, as applicable, unless otherwise indicated. Unless otherwise indicated, all dollar amounts are expressed in U.S. dollar and references to “$” are to the lawful currency of the United States (“U.S.”).
PART I
Item 1. Business
Overview
Sphere 3D was incorporated under the Business Corporations Act (Ontario) on May 2, 2007 as T.B. Mining Ventures Inc. On March 24, 2015, we completed a short-form amalgamation with a wholly-owned subsidiary. In connection with the short-form amalgamation, we changed our name to “Sphere 3D Corp.” Any reference to the “Company”, “Sphere 3D”, “we”, “our”, “us”, or similar terms refers to Sphere 3D Corp. and its subsidiaries. In December 2014, we completed the acquisition of Overland Storage, Inc. (“Overland”) to grow our business in the containerization and virtualization technologies along with data management products that enabled workload-optimized solutions. In November 2018, we sold our Overland business. In January 2022, we commenced operations of our Bitcoin mining business and are dedicated to becoming a leader in the Blockchain and Crypto Industry. We have established and plan to continue to grow an enterprise-scale mining operation through the procurement of mining equipment and partnering with experienced service providers. On December 28, 2023, we sold our service and product segment which included HVE ConneXions and Unified ConneXions. See additional information below.
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

Digital assets and their corresponding markets emulate fiat currency exchange markets, such as the U.S. dollar, where they can be exchanged to various fiat currencies on trading exchanges. In addition, several markets such as derivative markets, exist for enhanced trading. Since the nature of digital assets is such that it exists solely in electronic form, they are exposed to risks similar to that of any data held solely in electronic form such as power failure, data corruption, cyber security attacks, and protocol breaches, among others. Since blockchain relies on open source developers to maintain the digital asset protocols, it may be subject to other risks associated with open source software.
Digital currencies serve multiple purposes - a medium of exchange, store of value or unit of account. Examples of digital currencies include: Bitcoin, Bitcoin cash, Ethereum, and Litecoin. Digital currencies are decentralized currencies that facilitate instant transfers. Transactions occur on an open source platform using peer-to-peer direct technology with no single owner. Blockchain is a public transaction ledger where transactions are recorded and tracked, however are not owned nor managed by one single entity. Blockchain, accessible and open to all, contains records of all existing and historical transactions. All accounts on the blockchain have a unique public key and is secured with a private key that is only known to the individual. The combination of private and public keys results in a secure digital “fingerprint” which results in a strong control of ownership.
We believe cryptocurrencies have many advantages over traditional, physical fiat currencies, including immediate settlement, fraud deterrent as they are unable to be duplicated or counterfeited, lower fees, mass accessibility, decentralized nature, transparency of transactions, identity theft prevention, physical loss prevention, no devaluation due to dilution, no counterparty risk, no intermediary facilitation, no arduous exchange rate implications and a strong confirmation transaction process.
Digital Mining
As of December 31, 2023, our Digital Mining business segment operated approximately 12,800 miners with a total hash rate capacity of 1.3 exahash per second (“EH/s”). We have an additional 730 machines that are awaiting deployment. In 2023, we mined 667.4 Bitcoin, which represented an increase of 409% over the 131.01 Bitcoin we mined in 2022. Based on our existing operations and expected deployment of miners we have purchased, we anticipate having approximately 1.4 EH/s of total hash rate in operation during 2024.
Our Bitcoin mining operations are focused on maximizing our ability to successfully mine Bitcoin by growing our hash rate (the amount of computer power we devote to supporting the Bitcoin blockchain), to increase our chances of successfully creating new blocks on the Bitcoin blockchain (a process known as “solving a block”). Generally, the greater share of the Bitcoin blockchain’s total network hash rate (the aggregate hash rate deployed to solving a block on the Bitcoin blockchain) a miner’s hash rate represents, the greater that miner’s chances of solving a block and, therefore, earning the block reward, which is currently 6.25 Bitcoin plus transaction fees per block (subject to periodic halving, as discussed below). As the proliferation of Bitcoin continues and the market price for Bitcoin increases, we expect additional miner operators to enter the market in response to an increased demand for Bitcoin which we anticipate to follow increased Bitcoin prices. As these new miner operators enter the market and as increasingly powerful miners are deployed in an attempt to solve a block, the Bitcoin blockchain’s network hash rate grows, meaning an existing miner must increase its hash rate at pace commensurate with the growth of network hash rate to maintain its relative chance of solving a block and earning a block reward. As we expect this trend to continue, we will need to continue growing our hash rate to compete in our dynamic and highly competitive industry.
A key component of the Digital Mining business segment is to acquire highly specialized computer servers (known in the industry as “miners”), which operate application-specific integrated circuit (“ASIC”) chips designed specifically to mine Bitcoin, and deploy such miners at-scale utilizing our hosting agreements. We believe ASIC miners are the most effective and energy-efficient miners available today, and we believe deploying them at-scale, including in quiet immersion-cooled environments, with their more efficient heat dissipation and reduced wear-and-tear compared to traditional air-cooled hardware, will enable us to continue growing our hash rate and optimize the output and longevity of our miners once they are deployed.
At this time, we intend only to mine Bitcoin and hold no other digital assets other than Bitcoin. We do not have any power purchase agreements for the supply of power.

Mining Pools
A “mining pool” is a service operated by a mining pool operator that pools the resources of individual miners to share their processing power over a network. Mining pools emerged in response to the growing difficulty and network hash rate competing for Bitcoin rewards on the Bitcoin blockchain as a way of lowering costs and reducing the risk of an individual miner’s mining activities. The mining pool operator provides a service that coordinates the computing power of the independent mining enterprises participating in the mining pool. Mining pools are subject to various risks such as disruption and down time. In the event that a pool we utilize experiences down time or is not yielding returns, our results may be impacted.
We are engaged with digital asset mining pool operators to provide computing power to the mining pools. In exchange for providing computing power, we are entitled to Full Pay Per Share (“FPPS”), which is a fractional share of the fixed Bitcoin award the mining pool operator receives for successfully adding a block to the blockchain, plus a fractional share of the transaction fees attached to that blockchain less net Bitcoin mining fees due to the mining pool operator over the measurement period, as applicable. Our fractional share is based on the proportion of computing power we contributed to the mining pool operator to the total computing power contributed by all mining pool participants in solving the current algorithm.
Master Services Agreement
On August 19, 2021, we entered into a Master Services Agreement (the “Gryphon MSA”) with Gryphon Digital Mining, Inc. (“Gryphon”) under which Gryphon agreed to be the exclusive provider of any and all management services for all of our blockchain and cryptocurrency-related operations including but not limited to services relating to all mining equipment owned, purchased, leased, operated, or otherwise controlled by us at any location (collectively, the “Services”) unless the Gryphon MSA is terminated by us. On December 29, 2021, we entered into Amendment No. 1 to the Gryphon MSA (the “Gryphon MSA Amendment”) with Gryphon which extended the initial term of the Gryphon MSA to five years as we did not receive delivery of a specified minimum number of digital mining machines during 2022. Subject to written notice from us and an opportunity by Gryphon to cure for a period of up to 180 days, the Gryphon MSA provided us with the right to terminate the Gryphon MSA in the event of: (i) Gryphon’s failure to perform the Services under the Gryphon MSA in a professional and workmanlike manner in accordance with generally recognized digital mining industry standards for similar services, or (ii) Gryphon’s gross negligence, fraud or willful misconduct in connection with performing the Services. Gryphon shall be entitled to specific performance or termination for cause in the event of a breach by us, subject to written notice and an opportunity to cure for a period of up to 180 days. As consideration for the Gryphon MSA, Gryphon shall receive the equivalent of 22.5% of the net operating profit, as defined in the Gryphon MSA, of all of our blockchain and digital currency related operations as a management fee. In addition, any costs Gryphon incurs on our behalf are to be reimbursed to Gryphon as defined in the Gryphon MSA. During the years ended December 31, 2023 and 2022, we paid costs under the Gryphon MSA of $8.4 million and $1.3 million, respectively.
On April 7, 2023, we filed litigation against Gryphon outlining several breaches to the Gryphon MSA, including but not limited to, several fiduciary and operational breaches. On October 6, 2023, in accordance with the cure period, we terminated the Gryphon MSA. In November 2023, Gryphon indicated that upon receipt of certain information it would remit outstanding Bitcoin proceeds, less fees and expenses that we assert is currently held by Gryphon on behalf of us, which we believe amounts to approximately 21.6 Bitcoin and approximately $0.6 million of revenue at December 31, 2023, before factoring in fees and expenses. Due to the uncertainty regarding when we would receive the Bitcoin, the Bitcoin proceeds, less fees and expenses, will be recognized when received.
Hosting Sub-License
On October 5, 2021, we entered into a Sub-License and Delegation Agreement (“Hosting Sub-Lease”) with Gryphon, which assigned to us certain Master Services Agreement, dated as of September 12, 2021 (the “Core Scientific MSA”), by and between Core Scientific, Inc. (“Core Scientific”), and Gryphon and Master Services Agreement Order #2 (“Order 2”). On December 29, 2021, we entered into Amendment No. 1 to the Sub-Lease Agreement (the “Sub-Lease Amendment”) with Gryphon to provide Gryphon the right to recapture the usage of up to 50% of the hosting capacity to be managed by Core Scientific. The agreement allows for approximately 230 MW of carbon neutral digital mining hosting capacity to be managed by Core Scientific as hosting partner. As part of the agreement, Core Scientific will provide digital mining fleet management and monitoring solution, Minder™, data analytics, alerting, monitoring, and miner management services. The Hosting Sub-Lease shall automatically terminate upon the termination of the Core

Scientific MSA and/or Order 2 in accordance with their respective terms.
On October 31, 2022, we filed an arbitration request against Core Scientific regarding the Hosting Sub-Lease. We have requested that certain advanced deposits paid be refunded back to us as a result of the modification to our machine purchase agreement with FuFu Technology Limited (now Ethereal Tech Pte. Ltd.). In December 2022, Core Scientific filed Chapter 11 bankruptcy.
As of December 31, 2023, we have a pre-paid deposit balance of $33.9 million towards the Hosting Sub-Lease, which we have recorded a $23.9 million provision for losses on the deposit due to Core Scientific’s Chapter 11 bankruptcy filing in December 2022. During the years ended December 31, 2023 and 2022, we had $8.2 million and $15.7 million, respectively, of expense included in provision for losses on deposits due to vendor bankruptcy filings on the consolidated statements of operations.
On January 16, 2024, we reached a settlement agreement (the “Settlement Agreement”) with Core Scientific, which was approved by a United States Bankruptcy Judge on January 16, 2024 as part of Core Scientific’s emergence from bankruptcy, for $10.0 million of Core Scientific’s equity. The Settlement Agreement includes access to potential additional funds for interest as well as an additional equity pool if the value of Core Scientific’s equity decreases below plan value in the 18 months after the date of the Settlement Agreement commensurate with the other unsecured creditors. On January 23, 2024, we received 2,050,982 shares of Core Scientific Inc. common stock trading under the NASDAQ symbol CORZ.
Hosting Agreements
On October 18, 2023, we entered into a Hosting Agreement with Joshi Petroleum, LLC (the “Joshi Hosting Agreement”) for rack space, network services, electrical connections, routine facility maintenance, and technical support of certain of our mining equipment. The Joshi Hosting Agreement has an initial term of three years with subsequent one year renewal periods until either party provides written notice to the other party of its desire to avoid and given renewal term at least 30 days in advance of the conclusion of the prior initial term or renewal period. As required by the Joshi Hosting Agreement, we paid a deposit of $0.1 million, and will pay an additional $0.2 million, representing the last two months of estimated service fees.
On April 4, 2023, we entered into a Master Hosting Services Agreement with Rebel Mining Company, LLC (the “Rebel Hosting Agreement”) for rack space, network services, electrical connections, routine facility maintenance, and technical support of certain of our mining equipment. The Rebel Hosting Agreement has a term of three years with subsequent one year renewal periods. As required by the Rebel Hosting Agreement, we paid a deposit of $2.6 million representing the last two months of estimated service fees.
On February 8, 2023, we entered into a Hosting Agreement with Lancium FS 25, LLC (the “Lancium Hosting Agreement”) for rack space, network services, electrical connections, routine facility maintenance, and technical support of certain of our mining equipment. The Lancium Hosting Agreement has a term of two years with subsequent one year renewal periods. As required by the Lancium Hosting Agreement, we paid a deposit of $0.2 million representing a partial payment towards the last two months of estimated service fees.
On June 3, 2022, we entered into a Master Agreement with Compute North LLC (the “Compute North MA”) for, the colocation, management, and other services of certain of our mining equipment for an initial term of five years. As of December 31, 2023, we have deposits, in the aggregate, of $0.7 million to Compute North for which during the years ended December 31, 2023 and 2022, we recorded a $0.3 million and $0.4 million, respectively, provision for losses on the deposit due to Compute North’s 2022 bankruptcy filing. In December 2022, the Compute North MA was assigned to GC Data Center Granbury, LLC (the “GC Data Center MA”) and has a term of five years from such assignment date. Under the GC Data Center MA, the monthly service fee is payable based on the actual hashrate performance of the equipment per miner type per location as a percentage of the anticipated monthly hashrate per miner type. A deposit of $0.5 million previously paid to Compute North for the last two months of monthly service fees was remitted to GC Data Center on our behalf and is included in prepaid digital hosting services at December 31, 2023.

Series H Preferred Shares
On November 7, 2022, we entered into an agreement with Hertford Advisors Ltd. modifying the number of outstanding Series H Preferred Shares held by Hertford (the “Modified Hertford Agreement”). Pursuant to the Modified Hertford Agreement, we cancelled 36,000 Series H Preferred Shares, with a value of $15.9 million, without payment of any cash consideration, and reduced the value of the supplier agreement intangible asset by such amount. The Modified Hertford Agreement also provides for certain resale restrictions applicable to the common shares that are issuable upon the conversion of the remaining Series H Preferred Shares during the two-year period ending on December 31, 2024, which are different from the restrictions contained in the Hertford Agreement, as well, commencing January 1, 2023 and terminating on December 31, 2023, holders of Series H Preferred Shares are permitted to (a) convert Series H Preferred Shares in an aggregate amount up to or equal to 3.0% of the aggregate number of Series H Preferred Shares outstanding on the first day of each such month and (b) sell the resulting number (and no greater number) of such converted common shares within such month. Commencing January 1, 2024 and terminating on December 31, 2024, holders of Series H Preferred Shares are permitted to (a) convert Series H Preferred Shares in an aggregate amount up to or equal to 10.0% of the aggregate number of Series H Preferred Shares outstanding on the first day of each such month and (b) sell the resulting number (and no greater number) of such converted common shares within such month.
In August 2023, we entered into an Amended and Restated Agreement (the “Hertford Amendment”) with Hertford Advisors Ltd. and certain other parties listed in the Hertford Amendment (together, the “Hertford Group”), which amends and restates in its entirety the purchase agreement between us and Hertford Advisors Ltd. dated July 31, 2021, as modified by the amendment to such agreement dated November 7, 2022 (together, the “Original Hertford Agreement”). As an inducement to enter into the Hertford Amendment, we issued to Hertford 1,376 Series H Preferred Shares and 800,000 warrants with an aggregate fair value of $1.0 million.
In August 2023, we entered into a Securities Purchase Agreement (the “Purchase Agreement”) pursuant to which we issued to two investors a total of 13,764 of our Series H Preferred Shares and a total of 1,966,293 common share purchase warrants (the “Warrants”), each of which entitled the holder to purchase one of our common shares (the “Warrant Shares”). Pursuant to the terms of the Purchase Agreement, we received gross proceeds of $3.0 million. We issued a total of 1,377 Series H Preferred Shares and 196,629 warrants as a finder’s fee for the transaction with an aggregate fair value of $0.5 million. Pursuant to the terms of the Purchase Agreement, we will reserve for issuance the maximum aggregate number of common shares that are issuable upon exercise in full of the Warrants at any time.
The Warrants issued in connection with the Hertford Amendment and the Purchase Agreement are exercisable beginning February 12, 2024 and February 23, 2024, respectively, at an initial exercise price of $2.75 per share and have a term of three years from the date of issuance. The exercise price of the Warrants are subject to adjustment for certain stock splits, stock combinations and dilutive share issuances.
The offer and sale of the Series H Preferred Shares and the Warrants have not been registered under the Securities Act and may not be offered or sold in the United States in the absence of an effective registration statement or exemption from the registration requirements, and in each case in compliance with applicable state securities laws. In accordance with the authoritative guidance for distinguishing liabilities from equity, we have determined that our Series H preferred shares carry certain redemption features beyond our control. Accordingly, the Series H Preferred Shares are presented as temporary equity.
Special Purpose Acquisition Company
In April 2021, we sponsored a special purpose acquisition company (“SPAC”), Minority Equality Opportunities Acquisition Inc. (“MEOA”), through our wholly owned subsidiary, Minority Equality Opportunities Acquisition Sponsor, LLC (“SPAC Sponsor”). MEOA’s purpose is to focus initially on transactions with companies that are minority owned businesses. On July 3, 2023, MEOA announced that it did not complete an initial business combination on or prior to June 30, 2023, the deadline by which it must have completed an initial business combination. As of the close of business on July 3, 2023, MEOA’s redeemable public shares were deemed cancelled and represented only the right to receive the redemption amount. MEOA instructed Continental Stock Transfer & Trust Company, the trustee of the trust account, to liquidate the redeemable securities held in the trust account. The redemption of MEOA’s redeemable public shares for $10.4 million was completed in the third quarter of 2023. We received no proceeds from the trust account.

On November 30, 2022, after giving effect to the redemption of redeemable public shares of MEOA, our subsidiary owned a controlling interest of MEOA and it was consolidated. As of December 31, 2022, we held 3,162,500 shares of MEOA’s Class B common stock. The SPAC Sponsor agreed to waive its redemption rights with respect to its outstanding Class B common stock issued prior to MEOA’s initial public offering. On December 19, 2023, our 3,162,500 shares of MEOA’s Class B common stock were cancelled, eliminating our ownership of MEOA, and we recognized a $6.1 million gain related to the deconsolidation of MEOA.
Nasdaq Listing
On July 25, 2022, we received a notice from the Nasdaq Listing Qualifications Department of the Nasdaq Stock Market LLC (“Nasdaq”) stating that the bid price of our common shares for the last 30 consecutive trading days had closed below the minimum $1.00 per share required for continued listing under Listing Rule 5550(a)(2) (the “Listing Rule”). We had a period of 180 calendar days, or until January 23, 2023, to regain compliance with the Listing Rule.
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
Service and Product
On December 28, 2023, we entered into a share purchase agreement with Joseph O’Daniel (“Purchaser”), a related party, under which we sold our service and product segment, including HVE ConneXions and Unified ConneXions, for $1.00 and the transfer of outstanding assets and liabilities. As a result of the share purchase agreement, the Purchaser, who served as our President, resigned effective December 28, 2023. Through December 28, 2023, the service and product segment provided network operations center (“NOC”) services to its customers. NOC revenues were for monthly services performed for the customer that are performed either in-house or at the customer’s site. The service and product segment also delivered data management and desktop and application virtualization solutions through hybrid cloud, cloud and on premise implementations by a reseller network. We recognized a noncash gain of $0.7 million related to the transfer of net liabilities to the Purchaser.
The following Service and Product information is relevant through December 28, 2023, the date of disposal of our Service and Product segment.
Service
Customer service and support were key elements of our strategy and critical components of our commitment in making enterprise-class support and services available to companies of all sizes. Our technical support staff was trained to assist our customers with deployment and compatibility for any combination of virtual desktop infrastructures, hardware platforms, operating systems and backup, data interchange and storage management software. Our application engineers were trained to assist with more complex customer issues. We maintained global toll-free service and support phone lines. Additionally, we provided self-service and support through our website support portal and email.
Product
Our product offerings consisted of the following disk systems: HVE Converged and Hyper-converged Infrastructure. In addition to our product offerings, we provided on-site service and installation options, round-the-clock phone access to solution experts, and proof of concept and architectural design offerings.

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
•The HVE-STACK high density server provided the computer and storage appliance for the data center and was ideal for high performance computing, cloud computing and virtual desktop infrastructure (“VDI”). The HVE 3DGFX is a VDI solution that offered hardware and software technologies to provide an appliance that could handle from eight to up to 128 high demand users in a single 2U appliance. The HVE 3DGFX was designed and engineered as a purpose-built solution based upon the MSRP engineering approach.
•The HVE-VELOCITY High Availability Dual Enclosure storage area network (“SAN”) provided data reliability and integrity for optimal data storage, protection and recovery. It also provided a unified network attached storage (“NAS”) and SAN solution with thin provisioning, compression and deduplication. The 12GSAS SSD design allowed for faster access to data.
•The HVE STAGE Server Virtualization Platform was a high-performance purpose-built server that had been optimized for server virtualization. These performance optimized servers were also compact space savers utilizing 1U of rack space. Each STAGE could be pre-configured for converged, hyper-converged or attached storage, and came with ESXi so an infrastructure is ready for virtualization.
•The HVE VAULT backup and compute appliance was designed to handle requirements for backup and replication storage. The HVE-VAULT, with the integrated compute option, could also perform disaster recovery compute requirements with specific mission critical workloads. The HVE-VAULT could be configured as an iSCSI SAN or NAS storage device using HVE storage management software.
Production
A significant number of our components and finished products were manufactured or assembled, in whole or in part, by a limited number of third parties. For certain products, we controlled the design process internally and then outsourced the manufacturing and assembly in order to achieve lower production costs.
We purchased disk drives and chassis from outside suppliers. We carefully selected suppliers based on their ability to provide quality parts and components which meet technical specifications and volume requirements.
Sales and Distribution
Our reseller channel included systems integrators, VARs and DMRs. Our resellers may package our products as part of complete application and desktop virtualization solutions data processing systems or with other storage devices to deliver complete enterprise information technology infrastructure solutions. Our resellers also recommended our products as replacement solutions when systems were upgraded, or bundle our products with storage management software specific to the end user’s system.
Intellectual Property
We actively use specific hardware and software for our Bitcoin mining operations. On December 28, 2023, we sold our service and product segment and associated patents and trademarks. We do not currently own, and do not have any current plans to seek, any patents in connection with our Bitcoin mining operations.
Competitive Conditions
Our business is highly competitive and operates 24 hours a day, seven days a week. The primary drivers of competition are demand for Bitcoin and the ability to execute miner deployments to generate the highest returns while incurring the lowest costs to mine, thereby achieving maximum efficiency.

Our competition in the Bitcoin mining space fluctuates due to a number of factors, including, but not limited to, the value of Bitcoin rewards for mining, the amount of network hashrate (ability to achieve awards relative to others), and the price of Bitcoin. We anticipate that over the long-term there will be a significant increase in the number of Bitcoin miners attempting to enter into, and expand, their Bitcoin mining activities as market demand recovers. Our main competitors generally include other Bitcoin mining companies, both publicly listed and private, as well as other Bitcoin miners who participate in mining pools. As more Bitcoin miners enter the mining industry, we expect additional pressure on the industry, with greater competition for access to mining rewards, competition for power and high-quality industrial scale mining infrastructure which is in limited supply.
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
Industry Trends
During 2022 and 2023, we observed several companies in the Bitcoin ecosystem experience significant challenges and initiate bankruptcy proceedings due to the significant volatility in the price of Bitcoin, the increase in interest rates, the volatility in spot prices of power, and other national and global macroeconomic factors. We anticipate this trend will likely continue as companies attempt to shift their business models to operate on significantly compressed margins. Further affecting the margins of the companies within the Bitcoin ecosystem, the Bitcoin reward for solving a block is subject to periodic incremental halving, as described in risks related to our business, Item 1A. Risk Factors.
The recent shutdowns of certain digital asset exchanges and trading platforms due to fraud or business failure has negatively impacted confidence in the digital asset industry as a whole and led to increased oversight and scrutiny of the industry. We did not have any exposure to any digital asset lenders or exchanges who have declared bankruptcy or have suspended operations. We only hold and sell Bitcoin that we have mined and do not sell, hold, or redeem any Bitcoin for any other parties. Our Bitcoin is held in cold storage wallets by a well-known U.S.-based third-party digital asset-focused custodian. In addition, we sell our Bitcoin using our custodian’s U.S. brokerage services.
Governmental Regulations
We operate in a complex and rapidly evolving regulatory environment and are subject to a wide range of laws and regulations enacted by U.S. federal, state and local governments, governmental agencies and regulatory authorities, including the SEC, the Federal Trade Commission and the Financial Crimes Enforcement Network of the U.S. Department of the Treasury, as well as similar entities in other countries. Other regulatory bodies, governmental or semi-governmental, have shown an interest in regulating or investigating companies engaged in the blockchain or cryptocurrency businesses.
Regulations may substantially change in the future and it is presently not possible to know how those regulations will apply to our businesses, or when they will be effective. As the regulatory and legal environment evolves, we may become subject to new laws and further regulation by the SEC and other agencies, which may affect our mining and other activities. For instance, various bills have been proposed in the U.S. Congress related to our business, which may be adopted and have an impact on us. Additionally, governmental agencies and regulatory authorities, such as the SEC, the Federal Trade Commission and the Financial Crimes Enforcement Network of the U.S. Department of the Treasury, may also enact further regulations related to our business, which may have an impact on us. For additional discussion regarding our belief about the potential risks existing and future regulation pose to our business, see Item 1A. Risk Factors—Risks Related to Our Business.
Employees
As of December 31, 2023, we had five employees, three of which were full time.

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
•decreased investor confidence in digital assets and digital platforms;
•negative media publicity and events relating to the digital economy;
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
•level of interest rates and inflation; and
•environmental, social, and governance (ESG) concerns about power and water consumption.
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
Our operating results are dependent on Bitcoin and the broader crypto economy. Due to the highly volatile nature of the crypto economy and the prices of Bitcoin, our operating results have, and will continue to, fluctuate significantly from quarter to quarter in accordance with market sentiments and movements in the broader crypto economy. Our operating results will continue to fluctuate significantly as a result of a variety of factors, many of which are unpredictable and in certain instances are outside of our control, including:
•our dependence on offerings that are dependent on crypto asset trading activity, including trading volume and the prevailing trading prices for crypto assets, whose trading prices and volume can be highly volatile;
•adding crypto assets to, or removing from, our platform;
•market conditions of, and overall sentiment towards, the crypto economy;
•system failure, outages, or interruptions, including with respect to our crypto platform and third-party crypto networks; and
•inaccessibility of our platform due to our or third-party actions.
As a result of these factors, it is challenging for us to forecast growth trends accurately and our business and future prospects are difficult to evaluate, particularly in the short term. Further, any decrease in the price of bitcoin creates a risk of increased losses or impairments. In view of the rapidly evolving nature of our business and the crypto economy, period-to-period comparisons of our operating results may not be meaningful, and you should not rely upon them as an indication of future performance. Quarterly and annual expenses reflected in our financial statements may be significantly different from historical or projected rates. Our operating results in one or more future quarters may fall below the expectations of securities analysts and investors. As a result, the trading price of our common shares may increase or decrease significantly.
The recent disruption in the crypto asset markets may harm our reputation.
Due to the recent disruption in the crypto asset markets, our customers, suppliers and other business partners may deem our business to be risky and lose confidence to enter into business transactions with us on terms that we deem acceptable. For example, our suppliers may require higher deposits or advance payments from us. In addition, new regulations may subject us to investigation, administrative or regulatory proceedings, and civil or criminal litigation, all of which could harm our reputation and negatively affect our business operation and the value of our common shares. As of the date of this annual report, we do not believe that our operations or financial conditions associated have been materially impacted by any reputational harm that we may face in light of the recent disruption in the crypto asset markets. However, there is no guarantee that such disruption or any reputational harm resulting therefrom will not have a material adverse effect on our business, financial condition and results of operations in the future.

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
Cryptocurrency mining activities are energy-intensive, which may restrict the geographic locations of mining machines. Government regulators may potentially restrict the ability of electricity suppliers to provide electricity to mining operations, such as ours.
Mining cryptocurrency requires large amounts of electrical power, and electricity costs are expected to account for a significant portion of our overall costs. The availability and cost of electricity will restrict the geographic locations of our mining activities. Any shortage of electricity supply or increase in electricity costs in any location where we plan to operate may negatively impact the viability and the expected economic return for cryptocurrency mining activities in that location.

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
Furthermore, if cryptocurrency mining becomes more widespread, government scrutiny related to restrictions on cryptocurrency mining facilities and their energy consumption may significantly increase. The consumption of electricity could lead to governmental measures restricting or prohibiting the use of electricity for cryptocurrency mining activities. Any such development in the jurisdictions where we plan to operate could increase our compliance burdens and have a material adverse effect on our business, prospects, financial condition, and operating results.
Concerns about greenhouse gas emissions and global climate change may result in environmental taxes, charges, assessments, penalties or litigation, and could have a material adverse effect on our business, financial condition and results of operations.
The effects of human activity on global climate change have attracted considerable public and scientific attention, as well as the attention of the United States and other governments. Efforts are being made to reduce greenhouse gas emissions, particularly those from coal combustion power plants, some of which plants our hosting facility suppliers may rely upon for power. The added cost of any environmental taxes, charges, assessments or penalties levied on such power plants, or the cost of litigation filed against such power plants, could be passed on to us, increasing the cost to provide hosting services to its customers. Any enactment of laws or promulgation of regulations regarding greenhouse gas emissions by the United States, or any domestic or foreign jurisdiction in which we conduct business, could have a material adverse effect on our business, financial condition, or results of operations. In addition, as a result of negative publicity regarding environmental concerns associated with Bitcoin mining, some companies have ceased accepting Bitcoin for certain types of purchases, and additional companies may do so in the future, which may have a material adverse effect on our business, financial condition or results of operations.
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
We face risks of downtime at hosting sites due to excessive weather or heat, which could have an adverse effect on the mining of cryptocurrency and impact our revenues.
A disruption at hosting sites may affect the mining of cryptocurrency. Generally, cryptocurrency and our business of mining cryptocurrency is dependent upon consistent operations at hosting sites. A significant disruption in a hosting site's ability to function due to adverse weather could disrupt mining operations until the disruption is resolved and have an adverse effect on our ability to mine cryptocurrencies, impacting our revenues.
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
As a result of our investments and our mining activities, the investment securities we hold could exceed 40% of our total assets, exclusive of cash items and, accordingly, we could determine that we have become an inadvertent investment company. The cryptocurrency that we own, acquire or mine may be deemed an investment security by the SEC, and although we do not believe any of the cryptocurrency we own, acquire or mine are securities, any determination we make regarding whether crypto assets are securities is a risk-based assessment, not a legal standard binding on a regulatory body or court, and does not preclude legal or regulatory action. An inadvertent investment company can avoid being classified as an investment company if it can rely on one of the exclusions under the Investment Company Act. One such exclusion, Rule 3a-2 under the Investment Company Act, allows an inadvertent investment company a grace period of one year from the earlier of (a) the date on which an issuer owns securities and/or cash having a value exceeding 50% of the issuer’s total assets on either a consolidated or unconsolidated basis and (b) the date on which an issuer owns or proposes to acquire investment securities having a value exceeding 40% of the value of such issuer’s total assets (exclusive of government securities and cash items) on an unconsolidated basis. As of the date of this proxy statement/prospectus, we do not believe we are an inadvertent investment company. We may take actions to cause the investment securities held by us to be less than 40% of our total assets, which may include acquiring assets with our cash and cryptocurrency on hand or liquidating our investment securities or cryptocurrency or seeking a no-action letter from the SEC if we are unable to acquire sufficient assets or liquidate sufficient investment securities in a timely manner.
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
To the extent that our activities cause us to be deemed a money transmitter or equivalent designation under state law in any state in which we operate, we may be required to seek a license or otherwise register with a state regulator and comply with state regulations that may include the implementation of anti-money laundering programs, maintenance of certain records and other operational requirements. Currently, the New York Department of Financial Services has finalized its “BitLicense” framework for businesses that conduct “virtual currency business activity.” We will continue to monitor for developments in New York legislation, guidance, and regulations.
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
Regulatory changes or actions in one or more countries or jurisdictions may alter the nature of an investment in us or restrict the use of digital assets, such as cryptocurrencies, in a manner that adversely affects our business, prospects or operations.
As cryptocurrencies have grown in both popularity and market size, governments around the world have reacted differently, with certain governments deeming cryptocurrencies illegal, and others allowing their use and trade without restriction. In some jurisdictions, such as in the United States, digital assets, like cryptocurrencies, are subject to extensive regulatory requirements.
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

Due to concerns around resource consumption and associated environmental concerns, particularly as such concerns relate to public utilities companies, various countries, states and cities have implemented, or are considering implementing, moratoriums on Bitcoin mining in their jurisdictions. Such moratoriums would impede Bitcoin mining and/or Bitcoin use more broadly. For example, in November 2022, New York imposed a two-year moratorium on new proof-of-work mining permits at fossil fuel plants in the state. It is possible that other states may likewise create laws that could have a material adverse effect on our business, financial condition and results of operations.
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
A number of companies that engage in cryptocurrency-related activities have been unable to find banks or financial institutions that are willing to provide them with bank accounts and other services. Similarly, a number of companies and individuals or businesses associated with cryptocurrencies may have had and may continue to have their existing bank accounts closed or services discontinued with financial institutions in response to government action. We also may be unable to obtain or maintain these services for our business. The difficulty that many businesses that provide cryptocurrency-related activities have and may continue to have in finding banks and financial institutions willing to provide them services may be decreasing the usefulness of cryptocurrency as a payment system and harming public perception of cryptocurrency, and could decrease their usefulness and harm their public perception in the future.
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
The dynamic nature of digital asset exchanges which Bitcoin, and other cryptocurrencies, are traded on may cause disruptions in the crypto asset markets, which may expose us to the effects of negative publicity resulting from fraudulent actors in the cryptocurrency space, and can adversely affect an investment in us.
The digital asset exchanges on which Bitcoin is traded are relatively new. Many digital asset exchanges do not provide the public with significant information regarding their ownership structure, management teams, corporate practices, or regulatory compliance. As a result, the marketplace may lose confidence in, or may experience problems relating to, such digital asset exchanges, including prominent exchanges handling a significant portion of the volume of digital asset trading. In the recent past, a number of companies in the crypto industry declared bankruptcy. Such bankruptcies have contributed, at least in part, to further price volatility in most crypto assets, a loss of confidence in the participants of the digital asset ecosystem and negative publicity surrounding digital assets more broadly, and other participants and entities in the digital asset industry have been, and may continue to be, negatively affected. These events have also negatively impacted the demand for the digital assets markets. As a result of these events, many digital asset markets, including the market for Bitcoin, have experienced increased price volatility. The Bitcoin ecosystem may continue to be negatively impacted and experience long term volatility if public confidence decreases. Further, we have been directly and indirectly impacted by certain of the recent bankruptcies in the crypto asset space, and may in the future be directly or indirectly impacted by any future bankruptcies in the crypto asset space.
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
It may be illegal now, or in the future, to acquire, own, hold, sell, or use cryptocurrencies, participate in blockchains or utilize similar cryptocurrency assets in one or more countries, the ruling of which would adversely affect us.
As cryptocurrency has grown in both popularity and market size, governments around the world have reacted differently to cryptocurrency; certain governments have deemed them illegal, and others have allowed their use and trade without restriction, while in some jurisdictions, such as in the United.States, subject to extensive, and in some cases overlapping, unclear and evolving regulatory requirements. Until recently, little, or no regulatory attention has been directed toward cryptocurrency by U.S. federal and state governments, foreign governments and self-regulatory agencies. As cryptocurrency has grown in popularity and in market size, the Federal Reserve Board, U.S. Congress, and certain U.S. agencies have begun to examine cryptocurrency in more detail.
One or more countries, including but not limited to China and Russia, which have taken harsh regulatory action in the past, may take regulatory actions in the future that could severely restrict the right to acquire, own, hold, sell, or use these cryptocurrency assets or to exchange for fiat currency. In many nations, particularly in China and Russia, it is illegal to accept payment in cryptocurrencies for consumer transactions and banking institutions are barred from accepting deposits of cryptocurrency. Such restrictions may adversely affect us as the large-scale use of cryptocurrency as a means of exchange is presently confined to certain regions globally. Such circumstances could have a material adverse effect on our ability to continue as a going concern or to pursue our strategy at all, which could have a material adverse effect on our business, prospects, or operations and potentially the value of any cryptocurrency that we mine or otherwise acquire or hold for our own account, and harm investors.

Investors may not have the same protections that exist for traditional stock exchanges.
Traditional stock exchanges have listing requirements and vet issuers, requiring them to be subjected to rigorous listing standards and rules, and monitor investors transacting on such platform for fraud and other improprieties. Depending on a ledger-based platform’s controls and the other policies of the ledger-based platform on which a given cryptocurrency trades, such cryptocurrency may not benefit from the protections afforded to traditional stock exchanges. For ledger-based platforms that do not provide sufficient protections, there is a risk of fraud and manipulation. These factors may decrease liquidity or volume of a given ledger-based platform or of the cryptocurrency industry in general or may otherwise increase volatility of investment securities or other assets trading on a ledger-based system. Such potential decreased liquidity or volume, or increase in volatility may adversely affect us, and could have a material adverse effect on our business, prospects, or operations and potentially the value of any cryptocurrency that we mine or otherwise acquire or hold for our own account and harm investors.
Our operations, investment strategies and profitability may be adversely affected by competition from other methods of investing in cryptocurrency.
We compete with other users and/or companies that are mining cryptocurrency and other potential financial vehicles, including securities backed by or linked to cryptocurrency through entities similar to us. Market and financial conditions, and other conditions beyond our control, may make it more attractive to invest in other financial vehicles, or to invest in cryptocurrency directly. The emergence of other financial vehicles and exchange-traded funds have been scrutinized by regulators and such scrutiny and the negative impressions or conclusions resulting from such scrutiny could be applicable to us and impact our ability to successfully pursue our strategy or operate at all, or to establish or maintain a public market for our securities. Such circumstances could have a material adverse effect on our ability to continue as a going concern or to pursue our strategy at all, which could have a material adverse effect on our business, prospects, or operations and potentially the value of any cryptocurrency that we mine or otherwise acquire or hold for our own account, and harm investors.
Cryptocurrency may be subject to loss, theft, or restriction on access.
There is a risk that some or all of any cryptocurrency that we own could be lost or stolen. Cryptocurrencies are stored in cryptocurrency sites commonly referred to as “wallets” by holders of cryptocurrencies which may be accessed to exchange a holder’s cryptocurrency assets. Access to our cryptocurrency assets could also be restricted by cybercrime (such as a denial of service attack) against a service at which we maintain a hosted hot wallet. A hot wallet refers to any cryptocurrency wallet that is connected to the Internet. Generally, hot wallets are easier to set up and access than wallets in cold storage, but they are also more susceptible to hackers and other technical vulnerabilities. Cold storage refers to any cryptocurrency wallet that is not connected to the Internet. Cold storage is generally more secure than hot storage, but is not ideal for quick or regular transactions and we may experience lag time in our ability to respond to market fluctuations in the price of our cryptocurrency assets. We expect to hold all our cryptocurrency in a combination of insured institutional custody services and multi signature cold storage wallets, and maintain secure backups to reduce the risk of malfeasance, but the risk of loss of our cryptocurrency assets cannot be wholly eliminated. Any restrictions on access to our hot wallet accounts due to cybercrime or other reasons could limit our ability to convert cryptocurrency to cash, potentially resulting in liquidity issues.
Hackers or malicious actors may launch attacks to steal, compromise or secure cryptocurrency. As we increase in size, we may become a more appealing target of hackers, malware, cyber-attacks, or other security threats. Any of these events may adversely affect our operations and, consequently, our investments and profitability. The loss or destruction of a private key required to access our digital wallets may be irreversible and we may be denied access for all time to our cryptocurrency holdings or the holdings of others held in those compromised wallets. Our loss of access to our private keys or a data loss relating to our digital wallets could adversely affect our investments and assets.
Cryptocurrencies are controllable only by the possessor of both the unique public and private keys relating to the local or online digital wallet in which they are held, which wallet’s public key or address is reflected in the network’s public blockchain. To the extent such private keys are lost, destroyed, or otherwise compromised, we will be unable to access our cryptocurrency rewards and such private keys may not be capable of being restored by any network. Any loss of private keys relating to digital wallets used to store our cryptocurrency could have a material adverse effect on our ability to continue as a going concern or to pursue our new strategy at all, which could have a material adverse effect on our business, prospects, or operations and potentially the value of any cryptocurrency that we mine or otherwise acquire or hold for our own account.

Incorrect or fraudulent cryptocurrency transactions may be irreversible.
Cryptocurrency transactions are irrevocable and stolen or incorrectly transferred cryptocurrencies may be irretrievable. As a result, any incorrectly executed or fraudulent cryptocurrency transactions could adversely affect our investments and assets. Cryptocurrency transactions are not, from an administrative perspective, reversible without the consent and active participation of the recipient of the cryptocurrencies from the transaction. Once a transaction has been verified and recorded in a block that is added to a blockchain, an incorrect transfer of a cryptocurrency or a theft thereof generally will not be reversible and we may not have sufficient recourse to recover our losses from any such transfer or theft. It is possible that, through computer or human error, or through theft or criminal action, our cryptocurrency rewards could be transferred in incorrect amounts or to unauthorized third parties, or to uncontrolled accounts. Further, at this time, there is no specifically enumerated U.S. or foreign governmental, regulatory, investigative or prosecutorial authority or mechanism through which to bring an action or complaint regarding missing or stolen cryptocurrency. In the event of a loss, we would be reliant on existing private investigative entities to investigate any such loss of our cryptocurrency assets. To the extent that we are unable to recover our losses from such action, error or theft, such events could have a material adverse effect on our ability to continue as a going concern or to pursue our new strategy at all, which could have a material adverse effect on our business, prospects, or operations of and potentially the value of any cryptocurrency that we mine or otherwise acquire or hold for our own account.
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
The mathematical protocols under which many cryptocurrencies are mined permit the creation of a limited, predetermined amount of currency, while others have no limit established on total supply. To the extent that other vehicles investing in cryptocurrency or tracking cryptocurrency markets form and come to represent a significant proportion of the demand for a cryptocurrency, large redemptions of the securities of those vehicles and the subsequent sale of such cryptocurrency by such vehicles could negatively affect the price and value of the cryptocurrency inventory we hold. Such events could have a material adverse effect on our ability to continue as a going concern or to pursue our new strategy at all, which could have a material adverse effect on our business, prospects, or operations and potentially the value of any cryptocurrency that we mine or otherwise acquire or hold for our own account.
Bitcoin is subject to halving, and our Bitcoin mining operations may generate less revenue as a result.
At mathematically predetermined intervals, the number of new Bitcoin awarded for solving a block is cut in half, which is referred to as “halving”. The next halving for the Bitcoin blockchain is currently anticipated to occur in April 2024, at which time the block rewards for Bitcoin will halve from 6.25 to 3.125. While Bitcoin prices have historically increased around these halving events, there is no guarantee that the price change will be favorable or would compensate for the reduction in mining rewards. If a corresponding and proportionate increase in the price of Bitcoin does not follow the upcoming or future halving events, the revenue we earn from our Bitcoin mining operations would see a decrease, which could have a material adverse effect on our results of operations and financial condition.

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
Competitive conditions within the cryptocurrency industry require that we use sophisticated technology in the operation of our business. The industry for blockchain technology is characterized by rapid technological changes, new product introductions, enhancements, and evolving industry standards. New technologies, techniques or products could emerge that might offer better performance than the software and other technologies we currently utilize, and we may have to manage transitions to these new technologies to remain competitive. We may not be successful, generally or relative to our competitors in the cryptocurrency industry, in timely implementing new technology into our systems, or doing so in a cost-effective manner. As a result, our business and operations may suffer.
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
Cryptocurrency market prices, which have historically been volatile and are impacted by a variety of factors (including those discussed below), are determined primarily using data from various exchanges, over-the-counter markets, and derivative platforms. Furthermore, such prices may be subject to factors such as those that impact commodities, more so than business activities, which could be subjected to additional influence from fraudulent or illegitimate actors, real or perceived scarcity, and political, economic, regulatory, or other conditions. Pricing may be the result of, and may continue to result in, speculation regarding future appreciation in the value of cryptocurrencies, inflating and making its market prices more volatile or creating “bubble” type risks for cryptocurrencies.

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
If a malicious actor or botnet (a volunteer or hacked collection of computers controlled by networked software coordinating the actions of the computers) obtains a majority of the processing power dedicated to mining on any digital asset network it may be able to alter the blockchain by constructing alternate blocks if it is able to solve for such blocks faster than the remainder of the miners on the blockchain can add valid blocks. In such alternate blocks, the malicious actor or botnet could control, exclude, or modify the ordering of transactions, though it could not generate new digital assets or transactions using such control. Using alternate blocks, the malicious actor could “double-spend” its own digital assets (i.e., spend the same digital assets in more than one transaction) and prevent the confirmation of other users’ transactions for so long as it maintains control. To the extent that such malicious actor or botnet does not yield its majority control of the processing power or the digital asset community does not reject the fraudulent blocks as malicious, reversing any changes made to the blockchain may not be possible. Such changes could adversely affect an investment in us.
The approach towards and possible crossing of the 50% threshold indicate a greater risk that a single mining pool could exert authority over the validation of digital asset transactions. To the extent that the digital assets ecosystems do not act to ensure greater decentralization of digital asset mining processing power, the feasibility of a malicious actor obtaining more than 50% of the processing power on any digital asset network (e.g., through control of a large mining pool or through hacking such a mining pool) will increase, which may adversely impact an investment in us.
Cryptocurrencies, including those maintained by or for us, may be exposed to cybersecurity threats and hacks.
As with any computer code generally, flaws in cryptocurrency codes may be exposed by malicious actors. Several errors and defects have been found previously, including those that disabled some functionality for users and exposed users’ information. Exploitation of flaws in the source code that allow malicious actors to take or create money have previously occurred. Despite our efforts and processes to prevent breaches, our devices, as well as our miners, computer systems and those of third parties that we use in our operations, are vulnerable to cybersecurity risks, including cyberattacks such as viruses and worms, phishing attacks, denial-of-service attacks, physical or electronic break-ins, employee theft or misuse, and similar disruptions from unauthorized tampering with our miners and computer systems or those of third parties that we use in our operations. Such events could have a material adverse effect our business, prospects, or operations and potentially the value of any Bitcoin that we mine or otherwise acquire or hold for our own account.

Malicious cyber-attacks, attempted cybersecurity breaches, and other adverse events affecting our operational systems or infrastructure, or those of third parties, could disrupt our businesses and cause losses.
Despite defensive measures we have taken to protect, detect, respond and recover from cyber threats, we experience cybersecurity threats and incidents from time to time, and it is possible that such defensive measures will be unsuccessful in mitigating a cybersecurity event. These events may arise from external factors such as governments, organized crime, hackers, and other third parties such as infrastructure-support providers and application developers, or may originate internally from an employee or service provider to whom we have granted access to our computer systems. If our security measures are breached, our business would suffer and we could incur material liability. Because techniques used to obtain unauthorized access or to sabotage computer systems change frequently and generally are not recognized until launched against a target, we may be unable to anticipate these techniques or to implement adequate preventive measures.
We also face the risk of operational disruption, failure or capacity constraints of any of the third-party service providers that facilitate our business activities. In addition, the increased flexibility for our employees to work remotely post-Pandemic has amplified certain risks related to, among other things, the increased demand on our information technology resources and systems, the increased risk of phishing and other cybersecurity attacks, and the increased number of points of possible attack, such as laptops and mobile devices (both of which are now being used in increased numbers), to be secured.
Our remediation costs and lost revenues could be significant if we fall victim to a cyber-attack. If an actual, threatened or perceived breach of our security occurs, the market perception of the effectiveness of our security measures could be harmed. We may be required to expend significant resources to repair system damage, pay a ransom, protect against the threat of future security breaches or to alleviate problems caused by any breaches.
Our cash and other sources of liquidity may not be sufficient to fund our operations and there is substantial doubt about the Company’s ability to continue as a going concern within 12 months from the date of issuance of the financial statements and we may not be successful in raising additional capital necessary to meet expected increases in working capital needs and if we raise additional funding through sales of equity or equity-based securities, your shares will be diluted.
Management has projected that based on our hashing rate at December 31, 2023, cash on hand may not be sufficient to allow the Company to continue operations and there is substantial doubt about the Company’s ability to continue as a going concern within 12 months from the date of issuance of the financial statements if we are unable to raise additional funding for operations. We expect our working capital needs to increase in the future as we continue to expand and enhance our operations. Our ability to raise additional funds for working capital through equity or debt financings or other sources may depend on the financial success of our then current business and successful implementation of our key strategic initiatives, financial, economic and market conditions and other factors, some of which are beyond our control. Further equity financings may have a dilutive effect on shareholders and any debt financing, if available, may require restrictions to be placed on our future financing and operating activities. If we require additional capital and are unsuccessful in raising that capital at a reasonable cost and at the required times, or at all, we may not be able to continue our business operations in the cryptocurrency mining industry or we may be unable to advance our growth initiatives, either of which could adversely impact our business, financial condition and results of operations.
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
These factors, among others, indicate there is substantial doubt about our ability to continue as a going concern within 12 months from the date of issuance of the financial statements. The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business and do not include any adjustments that might result from the outcome of this uncertainty. If our business ceases to continue as a going concern due to lack of available capital or otherwise, it could have a material adverse effect on our business, results of operations, financial position, and liquidity. See “Item 7. Management’s discussion and Analysis of Financial Condition and Results of Operations”.
We have a history of net losses. We may not achieve or maintain profitability.
We have limited non-recurring revenues derived from operations. We have a history of net losses, and we expect to continue to incur net losses and we may not achieve or maintain profitability. We may see continued losses during 2024 and as a result of these and other factors, we may not be able to achieve, sustain or increase profitability in the near future.
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
Our success depends on the retention and maintenance of key personnel, including members of senior management. Achieving this objective may be difficult due to many factors, including competition for such highly skilled personnel; fluctuations in global economic and industry conditions; changes in our management or leadership; competitors’ hiring practices; and the effectiveness of our compensation programs. The loss of any of these key persons could have a material adverse effect on our business, financial condition or results of operations.
Our success is also dependent on our continuing ability to identify, hire, train, motivate and retain highly qualified management and finance personnel. Any such new hire may require a significant transition period prior to making a meaningful contribution. Competition for qualified employees is particularly intense in the technology industry, and we have in the past experienced difficulty recruiting qualified employees. Our failure to attract and to retain the necessary qualified personnel could seriously harm our operating results and financial condition. Competition for such personnel can be intense, and no assurance can be provided that we will be able to attract or retain highly qualified technical and managerial personnel in the future, which may have a material adverse effect on our future growth and profitability. We do not have key person insurance.
Our financial results may fluctuate substantially for many reasons, and past results should not be relied on as indications of future performance.
Our revenues and operating results may fluctuate from quarter to quarter and from year to year due to a combination of factors. Thus, there can be no assurance that we will be able to reach profitability on a quarterly or annual basis. We believe that our revenue and operating results will continue to fluctuate, and that period-to-period comparisons are not necessarily indications of future performance. Our revenue and operating results may fail to meet the expectations of public market analysts or investors, which could have a material adverse effect on the price of our common shares. In addition, portions of our expenses are fixed and difficult to reduce if our revenues do not meet our expectations. These fixed expenses magnify the adverse effect of any revenue shortfall.
Our plans for implementing our business strategy and achieving profitability are based upon the experience, judgment and assumptions of our key management personnel, and available information concerning the communications and technology industries. If management’s assumptions prove to be incorrect, it could have a material adverse effect on our business, financial condition, or results of operations.

We have made a number of acquisitions in the past and we may make acquisitions in the future. Our ability to identify complementary assets, products or businesses for acquisition and successfully integrate them could affect our business, financial condition and operating results.
In the future, we may continue to pursue acquisitions of assets, products, or businesses that we believe are complementary to our existing business and/or to enhance our market position or expand our product portfolio. There is a risk that we will not be able to identify suitable acquisition candidates available for sale at reasonable prices, complete any acquisition, or successfully integrate any acquired product or business into our operations. We are likely to face competition for acquisition candidates from other parties including those that have substantially greater available resources. Acquisitions may involve a number of other risks, including:
•diversion of management’s attention;
•disruption to our ongoing business;
•failure to retain key acquired personnel;
•failure to obtain required regulatory approvals;
•difficulties in integrating acquired operations, technologies, products, or personnel;
•unanticipated expenses, events, or circumstances;
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
On October 1, 2021, we filed articles of amendment to create a series of preferred shares, being, an unlimited number of Series H Preferred Shares and to provide for the rights, privileges, restrictions, and conditions attaching thereto. Pursuant to the articles of amendment governing the rights and preferences of outstanding shares of Series H Preferred Shares, each holder of the Series H Preferred Shares, may, subject to prior shareholder approval, convert all or any part of the Series H Preferred Shares provided that after such conversion the common shares issuable, together with all the common shares held by the shareholder in the aggregate would not exceed 9.99% of the total number of our outstanding common shares. The Series H Preferred Shares are non-voting and do not accrue dividends.

As of December 31, 2023, we had in the aggregate 43,515 Series H Preferred Shares outstanding. The conversion of the outstanding Preferred Shares will result in substantial dilution to our common shareholders. Pursuant to our articles of amalgamation, our Board of Directors has the authority to fix and determine the voting rights, rights of redemption and other rights and preferences of preferred stock. The Modified Hertford Agreement also provides for certain resale restrictions applicable to the common shares that are issuable upon the conversion of the remaining Series H Preferred Shares during the two-year period ending on December 31, 2024, which are different from the restrictions contained in the Hertford Agreement, as well, commencing January 1, 2023 and terminating on December 31, 2023, holders of Series H Preferred Shares are permitted to (a) convert Series H Preferred Shares in an aggregate amount up to or equal to 3.0% of the aggregate number of Series H Preferred Shares outstanding on the first day of each such month and (b) sell the resulting number (and no greater number) of such converted common shares within such month. Commencing January 1, 2024 and terminating on December 31, 2024, holders of Series H Preferred Shares are permitted to (a) convert Series H Preferred Shares in an aggregate amount up to or equal to 10.0% of the aggregate number of Series H Preferred Shares outstanding on the first day of each such month and (b) sell the resulting number (and no greater number) of such converted common shares within such month.
Additionally, as of December 31, 2023 we had warrants outstanding for the purchase of up to 5,842,354 common shares having a weighted-average exercise price of $28.50 per share. The sale of our common shares upon exercise of our outstanding warrants, the conversion of the Preferred Shares into common shares, or the sale of a significant amount of the common shares issued or issuable upon exercise of the warrants in the open market, or the perception that these sales may occur, could cause the market price of our common shares to decline or become highly volatile.
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
The market price of our common shares is volatile and it may decline significantly.
The market price for our common shares is volatile and subject to wide fluctuations in response to numerous factors, many of which are beyond our control, including the following:
•price and volume fluctuations in the overall stock market, the crypto asset market, and of Bitcoin mining stocks from time to time;
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
As a publicly-traded company, we will continue to incur significant legal, accounting, and other expenses. In addition, new and changing laws, regulations and standards relating to corporate governance and public disclosure for public companies, including the Dodd-Frank Wall Street Reform and Consumer Protection Act, the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”), regulations related thereto and the rules and regulations of the United States Securities and Exchange Commission (“SEC”) and Nasdaq, have increased the costs and the time that must be devoted to compliance matters. We expect these rules and regulations will increase our legal and financial costs and lead to a diversion of management time and attention from revenue-generating activities.
We must comply with the financial reporting requirements of a public company, as well as other requirements associated with being listed on Nasdaq.
We are subject to reporting and other obligations under applicable Canadian securities laws, SEC rules and the rules of the NASDAQ Capital Market. These reporting and other obligations, including National Instrument 52-102 - Continuous Disclosure Obligations and National Instrument 52-109 - Certification of Disclosure in Issuers’ Annual and Interim Filings, place significant demands on our management, administrative, operational, and accounting resources. Moreover, any failure to maintain effective internal controls could cause us to fail to meet our reporting obligations or result in material misstatements in our consolidated financial statements. If we cannot provide reliable financial reports or prevent fraud, our reputation and operating results could be materially harmed, which could also cause investors to lose confidence in our reported financial information, which could result in a lower trading price of our common shares.
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
There is also an ongoing risk that we may be treated as a Passive Foreign Investment Company (“PFIC”), for U.S. federal income tax purposes. A non-U.S. corporation generally will be considered to be a PFIC for any taxable year in which 75% or more of its gross income is passive income, or 50% or more of the average value of its assets are considered “passive assets” (generally, assets that generate passive income). This determination is highly factual, and will depend upon, among other things, our market valuation and future financial performance. Based on current business plans and financial expectations, we do not believe we were a PFIC for our tax year ended December 31, 2023, and based on current business plans and financial expectations, we expect that we will not be a PFIC for our current tax year ending December 31, 2024 or for the foreseeable future. If we were to be classified as a PFIC for any future taxable year, holders of our common shares who are U.S. taxpayers would be subject to adverse U.S. federal income tax consequences.
Certain of our directors, officers and management could be in a position of conflict of interest.
Certain of our directors, officers and members of management may also serve as directors and/or officers of other companies. We may contract with such directors, officers, members of management and such other companies or with affiliated parties or other companies in which such directors, officers, or members of management own or control. These persons may obtain compensation and other benefits in transactions relating to us. Consequently, there exists the possibility for such directors, officers, and members of management to be in a position of conflict.
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
Item 1B. Unresolved Staff Comments
Not applicable.
Item 1C. Cybersecurity
We understand the importance of preventing, assessing, identifying, and managing material risks associated with cybersecurity threats. Cybersecurity processes to assess, identify and manage risks from cybersecurity threats have been incorporated as a part of our overall risk assessment process and have been embedded in our operating procedures, internal controls and information systems. We have engaged a third-party vendor to provide a variety of cybersecurity services ranging from ongoing security advisory services to cybersecurity monitoring and response management.
We use a risk-based approach to identifying and overseeing cybersecurity risks presented by third parties, including vendors, service providers and other external users of our systems, as well as the systems of third parties that could adversely impact our business in the event of a cybersecurity incident affecting those third-party systems. For third parties that we rely upon for certain IT systems, we seek to use only reputable providers, to use the most recently reliable versions of such systems, and monitor and address alerts for potential vulnerabilities to any such systems. We do not believe that risks from cybersecurity threats, including as a result of any previous cybersecurity incidents, have materially affected us, including our business strategy, results of operations or financial condition.

Our Board of Directors oversees management’s processes for identifying and mitigating risks, including cybersecurity risks, to help align our risk exposure with our strategic objectives. Our Chief Executive Officer is responsible for assessing and managing cybersecurity risks, responding to any cybersecurity incidents and reporting any such incidents to our Board of Directors, and periodically briefs our Board of Directors on our cybersecurity and information security posture and on any cybersecurity incidents deemed to have a moderate or higher business impact. In the event of a material cybersecurity incident, our cybersecurity consultant has extensive information technology and program management experience. We believe that we have implemented a governance structure and processes that are equipped to assess, identify, manage and report cybersecurity risks. Refer to “Item 1A. Risk Factors” for a discussion of certain of the cybersecurity risks that our business is subject to. As a smaller reporting company, with respect to compliance with Form 8-K incident disclosure requirements, we are required to comply with the reporting requirements beginning June 15, 2024.
Item 2. Properties
We are a remote-first company, meaning that for the vast majority of roles, our employees have the option to work remotely. As a result of this strategy, we do not maintain a corporate headquarters. We believe that our remote working strategy is adequate to meet our needs for the immediate future, and that, should we need physical office space, suitable space will be available in the future.
Item 3. Legal Proceedings
For a discussion of our legal proceedings, see Note 15. Commitments and Contingencies to our Consolidated Financial Statements.
Item 4. Mine Safety Disclosures
Not applicable.

PART II
Item 5. Market For Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Our common shares are listed on the NASDAQ Capital Market under the symbol “ANY”. As of March 4, 2024, we had approximately 37 shareholders of record and beneficial owners of our common shares.
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
None.
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
Overview
In January 2022, we commenced operations of our digital mining business and are dedicated to becoming a leader in the Blockchain and Crypto Industry. We have established and continue to grow an enterprise-scale mining operation through the procurement of mining equipment and partnering with experienced service providers. In addition to digital mining, through December 28, 2023, we delivered data management and desktop and application virtualization solutions through hybrid cloud, cloud and on premise implementations by its reseller network. We achieved this through a combination of containerized applications, virtual desktops, virtual storage and physical hyper-converged platforms. On December 28, 2023, we sold our service and product segment which included HVE ConneXions and Unified ConneXions.
We owned approximately 13,530 miners as of December 31, 2023, of which approximately 12,800 were in service. We do not have scheduled downtime for our miners. We periodically perform both scheduled and unscheduled maintenance on our miners, but such downtime has not historically been significant. Depending on the type of repair, the miner may run at a reduced speed or be taken offline. We use multiple software programs to monitor the performance of our machines. The miners owned as of December 31, 2023 have a range of energy efficiency (joules per terahash – “J/th”) of 21.5 to 38 J/th with an average energy efficiency of 28.4 J/th. The miner efficiency is an indication of how efficient we can earn Bitcoin and minimize cost to run the miner.

We obtain Bitcoin as a result of our mining operations, and we sell Bitcoin from time to time, to support our operations and strategic growth. We do not currently plan to engage in regular trading of Bitcoin (other than as necessary to convert our Bitcoin into U.S. dollars) or to engage in hedging activities related to our holding of Bitcoin; however, our decisions to hold or sell Bitcoin at any given time may be impacted by the Bitcoin market, which has been historically characterized by significant volatility. Currently, we do not use a formula or specific methodology to determine whether or when we will sell Bitcoin that we hold, or the number of Bitcoins we will sell. Rather, decisions to hold or sell Bitcoins are currently determined by management by analyzing forecasts and monitoring the market in real time. We have a hybrid treasury strategy to hold Bitcoin when possible, and sell at peaks or sell to fund working capital requirements.
As of December 31, 2023, we held approximately 23.8 Bitcoin. The carrying value of our Bitcoin as of December 31, 2023 was $1.0 million on our consolidated balance sheet. We account for our Bitcoin as indefinite-lived intangible assets, which are subject to impairment losses if the fair value of our Bitcoin decreases below their carrying value at any time since their acquisition. Impairment losses cannot be recovered for any subsequent increase in fair value. The carrying value of each Bitcoin we held at the end of each reporting period reflects the lowest price of one Bitcoin quoted on the active exchange at any time since its acquisition. Therefore, negative swings in the market price of Bitcoin could have a material impact on our earnings and on the carrying value of our Bitcoin.
Recent Key Events
•On January 16, 2024 we reached a settlement agreement (the “Settlement Agreement”) with Core Scientific Inc., which was approved by a United States Bankruptcy Judge on January 16, 2024 as part of Core Scientific’s emergence from bankruptcy, for $10.0 million of Core Scientific’s equity. The Settlement Agreement includes access to potential additional funds for interest as well as an additional equity pool if the value of Core Scientific’s equity decreases in the 18 months after the date of the Settlement Agreement commensurate with the other unsecured creditors. On January 23, 2024, we received 2,050,982 common shares of Core Scientific Inc. trading under the Nasdaq symbol CORZ.
•In January 2024, we granted 1,114,942 RSUs with a fair value of $2.2 million and vesting periods of up to two years and 246,150 options with a fair value of $0.5 million and a vesting period of 11 months.
•Subsequent to December 31, 2023, pursuant to the Modified Hertford Agreement, we issued 2,422,710 common shares for the conversion of 16,959 Series H Preferred Shares.
•On December 28, 2023, we entered into a share purchase agreement with Joseph O’Daniel (“Purchaser”), a related party, under which we sold our service and product segment, including HVE ConneXions and Unified ConneXions, for $1.00 and the transfer of outstanding assets and liabilities. As a result of the share purchase agreement, the Purchaser, who served as our President, resigned effective December 28, 2023. We recognized a noncash gain of $0.7 million related to the transfer of net liabilities to the Purchaser.
•On December 19, 2023, our 3,162,500 shares of Minority Equality Opportunities Acquisition Inc. (“MEOA”) Class B common stock were cancelled, eliminating our ownership of MEOA, and we recognized a $6.1 million gain related to the deconsolidation of MEOA.
~~•~~On October 6, 2023, in accordance with the cure period, we terminated the Gryphon MSA. In November 2023, Gryphon indicated that upon receipt of certain information it would remit outstanding Bitcoin proceeds, less fees and expenses that we assert is currently held by Gryphon on behalf of us, which we believe amounts to approximately 21.6 Bitcoin and approximately $0.6 million of revenue at December 31, 2023, before factoring in fees and expenses. Due to the uncertainty regarding when we would receive the Bitcoin, the Bitcoin proceeds, less fees and expenses, will be recognized when received.

Results of Operations - Comparison of Years Ended December 31, 2023 and 2022
Revenue
We had revenue of $21.9 million during 2023 compared to $6.1 million during 2022. The $15.8 million increase in revenue is due to the increase of $16.3 million in revenues from our digital mining operation, offset by a decrease of $0.5 million in service and product. The majority of our revenue was derived from digital currency mining and data management services. Income from our mining segment is a result of Bitcoin mining activities in the United States. Income from our product and services segment is primarily generated in the United States. On December 28, 2023, we sold our service and product segment.
Operating Expenses
Cost of Revenue
For the years ended December 31, 2023 and 2022, direct cost of revenues were $15.9 million and $3.4 million, respectively, representing an increase of $12.5 million primarily due to the increase in miners deployed related to our digital mining operation.
Sales and Marketing Expense
Sales and marketing expenses were $0.9 million and $1.0 million for the years ended December 31, 2023 and 2022, respectively. The decrease of $0.1 million was primarily due to a $0.2 million decrease in employee related costs associated with a lower average headcount, offset by an increase in share-based compensation.
Research and Development Expense
Research and development expenses were $1.0 million and $0.6 million for the years ended December 31, 2023 and 2022, respectively. The increase of $0.4 million was primarily due to a $0.2 million increase in employee and related expenses associated with internal projects, and $0.2 million due to severance costs.
General and Administrative Expense
General and administrative expenses were $15.8 million and $24.1 million for the years ended December 31, 2023 and 2022, respectively. The decrease of $8.3 million was primarily due to decreases of approximately $6.1 million in share-based compensation related to awards, $5.8 million associated with outside services primarily related to our 2022 expansion into the digital mining industry, $1.9 million for costs related to former proposed merger transaction that was terminated in 2022, and $0.3 million in other costs. These decreases were offset by increases of $2.8 million for legal expenses associated with litigation with Core Scientific Inc. and Gryphon Digital Mining Inc., a prior year nonrecurring adjustment of $1.4 million for a change in fair value of a crypto asset payable, $0.9 million related to formation and operating costs for MEOA, our special purpose acquisition company (“SPAC”), $0.5 million of additional insurance cost, and $0.2 million in director fees.
Depreciation and Amortization Expense
Depreciation and amortization expense was $6.2 million and $28.3 million for the years ended December 31, 2023 and 2022, respectively. The decrease of $22.1 million was primarily due to fully amortized supplier agreements related to our digital mining machines.

Provision for Losses on Deposits Due to Vendor Bankruptcy Filings
Provision for losses on deposits due to vendor bankruptcy filings was $8.5 million and $16.1 million for the years ended December 31, 2023 and 2022, respectively, primarily as a result of two vendors filing for Chapter 11 bankruptcy.
Impairment of Acquired Intangible Assets
Impairment of acquired intangible assets were $3.0 million and $13.2 million for the years ended December 31, 2023 and 2022, respectively. For the year ended December 31, 2023, an impairment charge of $1.7 million was recorded for the carbon credits held for future use due to a certain vendor who was not able to perform under terms of the agreement. In addition, an impairment charge of $1.2 million was recorded for one supplier agreement due to an adverse change in the business climate which indicated that an impairment triggering event occurred. For the year ended December 31, 2022, an impairment charge of $13.2 million was recorded for supplier agreements due to adverse changes in the business climate, including the decline in the price of Bitcoin and two of our vendors, Core Scientific and Compute North filing for bankruptcy.
Realized Gain on Sale of Bitcoin
Realized gain on sale of Bitcoin was $1.1 million and $19,000 for the years ended December 31, 2023 and 2022, respectively, and was due to the sale of Bitcoin and the difference between the sales proceeds from the Bitcoin and the carrying amount. Typically gains are higher when Bitcoin prices are increasing over a holding period.
Loss on Disposal of Property and Equipment
Loss on disposal of property and equipment was $1.0 million and nil for the years ended December 31, 2023 and 2022, respectively, and related to the sale of mining equipment. During the year ended December 31, 2023, we sold 3,336 miners that were included in mining equipment, for cash proceeds of $4.5 million.
Impairment of Bitcoin
Impairment of Bitcoin was $0.7 million and $1.1 million for the years ended December 31, 2023 and 2022, respectively. The decrease of $0.4 million was due to a reduction in impairment losses recognized on our Bitcoin. An impairment analysis is performed daily to determine if the lowest intraday price of Bitcoin is lower than the Company’s carrying value for Bitcoin until the Company’s Bitcoin is sold or until the end of the reporting period, whichever comes first. If the carrying value of the digital assets exceeds the fair value based on the lowest intraday quoted price as reported in our principal market during the period, an impairment loss has occurred with respect to those digital assets in the amount equal to the difference between their carrying values and the price determined.
Impairment of Mining Equipment
For the year ended December 31, 2022, adverse changes in the business climate, including the decline in the price of Bitcoin and two vendor bankruptcy filings, indicated that an impairment triggering event occurred, and it was determined the carrying value of mining equipment exceeded its estimated fair value. As a result of the analysis, an impairment charge on mining equipment of $75.9 million was recorded for the year ended December 31, 2022.

Non-Operating Income and Expenses
Gain on Deconsolidation of Special Purpose Acquisition Company
Gain on deconsolidation of MEOA, our SPAC, was $6.1 million and nil for the years ended December 31, 2023 and 2022, respectively. On December 19, 2023, our 3,162,500 shares of MEOA’s Class B common stock were cancelled, eliminating our ownership of MEOA, and we recognized a $6.1 million gain related to the deconsolidation of MEOA.
Gain on Disposal of Service and Product Segment - Related Party
Gain on disposal of service and product segment was $0.7 million and nil for the years ended December 31, 2023 and 2022, respectively. On December 28, 2023, Sphere 3D and Joseph O’Daniel (“Purchaser”), entered into a share purchase agreement under which we sold our service and product segment, which included HVE ConneXions and Unified ConneXions, for $1.00 and the transfer of outstanding assets and liabilities. As a result of the share purchase agreement, the Purchaser, who served as our President, resigned effective December 28, 2023. We recognized a noncash gain of $0.7 million related to the transfer of net liabilities to the Purchaser.
Interest Expense
Interest expense was $1.2 million and nil for the years ended December 31, 2023 and 2022, respectively. The increase of $1.2 million was related to $1.0 million for warrants issued with our LDA convertible debt and $0.2 million of debt costs and interest expense.
Interest Income and Other Expense, Net
Interest income and other expense, net, was $1.1 million and $2.6 million for the years ended December 31, 2023 and 2022, respectively. In 2023, interest income and other expense, net, primarily related to a $1.0 million fair value adjustment for warrant liabilities, and $0.2 million in interest income from previously restricted funds that were held in a trust, offset by $0.1 million in other miscellaneous expenses. In 2022, we recognized a gain on forgiveness of liabilities of $2.1 million and interest income of $0.6 million from our notes receivable.
Impairment of Investments
Impairment of investments was nil and $14.5 million for the years ended December 31, 2023 and 2022, respectively. The decrease of $14.5 million was due to a prior year $12.4 million impairment loss recognized on our Filecoiner investments, and $2.1 million impairment loss recognized on our Silicon Valley Technology Partners Preferred Shares. The fair value of the Filecoiner investments was impacted by the decrease in the price of Filecoin since the time of the investments resulting in an impairment.
Forgiveness of Note Receivable
Forgiveness of note receivable was nil and $13.1 million for the years ended December 31, 2023 and 2022, respectively. The decrease of $13.1 million was due to the prior year forgiveness of our note receivable, including accrued interest, with Gryphon which occurred when the Merger Agreement with Gryphon was terminated by us on April 4, 2022.
Provision for Losses on Deposit for Mining Equipment
Provision for deposit on mining equipment was nil and $10.0 million for the years ended December 31, 2023 and 2022, respectively. The decrease of $10.0 million was due to a prior year provision made for the deposit we made to NuMiner Global, Inc. for the purchase of mining machines.

Liquidity and Capital Resources
We have recurring losses from operations. Our primary source of cash flow is generated from digital mining revenue and service revenue through December 28, 2023. In addition, we have financed our operations through proceeds from the issuance of private and public sales of securities. At December 31, 2023, we had cash and cash equivalents of $0.6 million compared to $1.3 million at December 31, 2022. As of December 31, 2023, we had working capital of $8.2 million, reflecting an increase in current assets of $3.2 million and a decrease in current liabilities of $0.9 million compared to December 31, 2022. The increase in current assets was primarily related to a $10.0 million recovery of a deposit for prepaid hosting services, primarily offset by decreases of $3.8 million for notes receivable, $1.7 million for cash, restricted cash, and digital asset related balances, and $1.1 million for prepaid services and other. The decrease in current liabilities was primarily related to a decrease in accounts payable and accrued liabilities. Cash management continues to be a top priority. We expect to incur negative operating cash flows as we work to increase our digital mining revenue and maintain operational efficiencies.
In August 2023, we entered into a Securities Purchase Agreement (the “Purchase Agreement”) pursuant to which we issued to two investors a total of 13,764 of our Series H Preferred Shares and a total of 1,966,293 common share purchase warrants (the “Warrants”), each of which entitled the holder to purchase one of our common shares (the “Warrant Shares”). Pursuant to the terms of the Purchase Agreement, we received gross proceeds of $3.0 million. We issued a total of 1,377 Series H Preferred Shares and 196,629 warrants as a finder’s fee for the transaction with an aggregate fair value of $0.5 million. Pursuant to the terms of the Purchase Agreement, we will reserve for issuance the maximum aggregate number of common shares that are issuable upon exercise in full of the Warrants at any time.
The Warrants issued in connection with the Purchase Agreement are exercisable beginning February 23, 2024 at an initial exercise price of $2.75 per share and have a term of three years from the date of issuance. The exercise price of the Warrants are subject to adjustment for certain stock splits, stock combinations and dilutive share issuances.
Management has projected that based on our hashing rate at December 31, 2023, cash on hand may not be sufficient to allow the Company to continue operations and there is substantial doubt about the Company’s ability to continue as a going concern within 12 months from the date of issuance of the financial statements if we are unable to raise additional funding for operations. We expect our working capital needs to increase in the future as we continue to expand and enhance our operations. Our ability to raise additional funds for working capital through equity or debt financings or other sources may depend on the financial success of our then current business and successful implementation of our key strategic initiatives, financial, economic and market conditions and other factors, some of which are beyond our control. Further equity financings may have a dilutive effect on shareholders and any debt financing, if available, may require restrictions to be placed on our future financing and operating activities. If we require additional capital and are unsuccessful in raising that capital at a reasonable cost and at the required times, or at all, we may not be able to continue our business operations in the cryptocurrency mining industry or we may be unable to advance our growth initiatives, either of which could adversely impact our business, financial condition and results of operations.
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
These factors, among others, indicate there is substantial doubt about our ability to continue as a going concern within 12 months from the date of issuance of the financial statements. The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business and do not include any adjustments that might result from the outcome of this uncertainty.

The following table shows a summary of our cash flows (used in) provided by operating activities, investing activities and financing activities (in thousands):

	Year Ended December 31,
	2023	2022
Net cash used in operating activities	$(6,582)	$(30,771)
Net cash provided by (used in) investing activities	$2,561	$(22,041)
Net cash provided by financing activities	$3,064	$—
Net cash used in operating activities. The use of cash during 2023 was primarily a result of our net loss of $23.3 million, offset by $15.7 million in noncash items, which primarily included provision for losses on deposits made due to vendor bankruptcy filings, depreciation and amortization, gain on the deconsolidation of our SPAC, impairments of acquired intangible assets, share-based compensation expense, Bitcoin issued for services, change in fair value of warrant liabilities, realized gain on the sale of Bitcoin, warrants issued with convertible debt, loss on the disposal of mining equipment, impairment of Bitcoin, gain on the disposal of our service and product segment, and the noncash exercise of warrants.
Net cash provided by (used in) investing activities. During 2023, we sold 3,336 miners originally included in mining equipment, for cash proceeds of $4.5 million, our SPAC received $10.3 million from the redemption of the trust account and paid $10.4 million for the redemption of the redeemable non-controlling interest related to MEOA, and we paid $1.6 million towards digital asset mining machines and shipping costs. During 2022, we paid $17.6 million towards digital asset mining machines and shipping costs, we entered into promissory notes receivable with Gryphon and MEOA for $2.5 million and $1.8 million, respectively, and we purchased $0.3 million of carbon credits for future use. The Gryphon note receivable was forgiven on April 4, 2022 upon termination of the Merger Agreement with Gryphon.
Net cash provided by financing activities. During 2023, we received $3.0 million from the issuance of preferred shares and warrants, $0.8 million, net, from the issuance of a convertible note, and $0.6 million from the exercise of stock options. These inflows were offset by $1.3 million of payments made on our convertible debt which was paid in full in August 2023.
Off-Balance Sheet Information
During the ordinary course of business, we may provide standby letters of credit to third parties as required for certain transactions initiated by us. As of December 31, 2023, we have no standby letters of credit outstanding.
Critical Accounting Estimates
The discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles, or U.S. GAAP. The preparation of our consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. We review our estimates on an ongoing basis. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results may differ from these estimates under different assumptions or conditions. In 2022, we believe the most significant accounting estimates inherent in the preparation of our consolidated financial statements include estimates associated with the impairment analysis of long-lived assets. Our significant accounting policies include revenue recognition and long-lived assets and are outlined in Note 2 to the Consolidated Financial Statements included in this Annual Report on Form 10-K.
Recent Accounting Pronouncements
Refer to Note 2, Summary of Significant Accounting Policies, to our consolidated financial statements for a discussion of recent accounting pronouncements and their effect, if any, on us.
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
Management’s Report on Internal Control Over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over our financial reporting. In order to evaluate the effectiveness of internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act, management has conducted an assessment, including testing, using the criteria in the updated Internal Control-Integrated Framework, issued in 2013 by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Our system of internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.
Based on our evaluation under the framework in Internal Control-Integrated Framework, our Chief Executive Officer and Chief Financial Officer concluded that our internal control over financial reporting was effective as of December 31, 2023. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. In addition, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions and that the degree of compliance with the policies or procedures may deteriorate.
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
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the year ended December 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information
None.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
The information required by this item is incorporated by reference to the definitive Proxy Statement for our 2024 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after December 31, 2023.
Item 11. Executive Compensation
The information required by this item is incorporated by reference to the definitive Proxy Statement for our 2024 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after December 31, 2023.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this item is incorporated by reference to the definitive Proxy Statement for our 2024 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after December 31, 2023.
Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by this item is incorporated by reference to the definitive Proxy Statement for our 2024 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after December 31, 2023.
Item 14. Principal Accounting Fees and Services
The information required by this item is incorporated by reference to the definitive Proxy Statement for our 2024 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after December 31, 2023.
PART IV
Item 15. Exhibit and Financial Statement Schedules
(a) Documents filed as part of this report.
(1) Financial Statements.
(2) Financial Statement Schedules.
Schedules not listed above have been omitted because they are not applicable or are not required or the information required to be set forth therein is included in the consolidated financial statements or notes thereto.
(3) Exhibits.
List of Exhibits required by Item 601 of Regulation S-K. See part (b) below.

(b) Exhibits

Exhibit		Filed	Incorporated by Reference
Number	Description	Herewith	Form	File No.	Date Filed

3.1	Certificate and Articles of Amalgamation		6-K	001-36532	3/25/2015

3.2	Certificate of Amendment to the Articles of Amalgamation of the Company		6-K	001-36532	7/17/2017

3.3	Certificate of Amendment to the Articles of Amalgamation of the Company		8-K	001-36532	10/2/2018

3.4	Certificate of Amendment to the Articles of Amalgamation of the Company		8-K	001-36532	11/5/2018

3.5	Certificate of Amendment to the Articles of Amalgamation of the Company		8-K	001-36532	11/14/2018

3.6	Certificate of Amendment to the Articles of Amalgamation of the Company		8-K	001-36532	7/12/2019

3.7	Certificate of Amendment to the Articles of Amalgamation of the Company		8-K	001-36532	11/8/2019

3.8	Certificate of Amendment to the Articles of Amalgamation of the Company		8-K	001-36532	5/8/2020

3.9	Certificate of Amendment to the Articles of Amalgamation of the Company		8-K	001-36532	9/29/2020

3.10	Certificate of Amendment to the Articles of Amalgamation of the Company		6-K	001-36532	1/7/2021

3.11	Certificate of Amendment to the Articles of Amalgamation of the Company		6-K	001-36532	7/15/2021

3.12	Certificate of Amendment to the Articles of Amalgamation of the Company		6-K	001-36532	10/4/2021

3.13	Certificate of Amendment to the Articles of Amalgamation of the Company		8-K	001-36532	6/28/2023

3.14	By-Law No. 1, as Amended		6-K	001-36532	7/17/2017

3.15	By-Law No. 1 Amending Agreement		6-K	001-36532	2/1/2022

3.16	By-Law No. 1 Amending Agreement		8-K	001-36532	1/13/2023

3.17	By-Law No. 2		6-K	001-36532	5/12/2017

4.1	Specimen certificate evidencing Common Shares		F-3	333-210735	4/13/2016

4.2	Description of Securities	X

4.3	Form of Warrant		6-K	001-36532	7/15/2021

4.4	Form of “A” Warrant		6-K	001-36532	8/27/2021

4.5	Form of “B” Warrant		6-K	001-36532	8/27/2021

4.6	Form of Warrant		6-K	001-36532	9/9/2021

4.7	Form of Warrant		6-K	001-36532	10/4/2021

4.8	Common Share Purchase Warrant issued by the Company to LDA Capital Limited on April 17, 2023		8-K	001-36532	4/21/2023

4.9	Form of Warrant		8-K	001-36532	8/14/2023

4.10	Form of Warrant		8-K/A	001-36532	8/23/2023

4.11	Senior Secured Convertible Promissory Note, dated September 14, 2020, between the Company and Rainmaker Worldwide Inc.		8-K	001-36532	9/18/2020

Exhibit		Filed	Incorporated by Reference
Number	Description	Herewith	Form	File No.	Date Filed

4.12	Amendment No. 1 to Senior Secured Convertible Promissory Note dated September 14, 2023 between the Company and Rainmaker Worldwide Inc.		8-K	001-36532	11/13/2023

10.1+	Sphere 3D Corp. Second Amended and Restated Stock Option Plan		F-4	333-197569	7/23/2014

10.2+	Sphere 3D Corp. 2015 Performance Incentive Plan, as amended		10-Q	001-36532	5/15/2019

10.3+	Form of Inducement Restricted Stock Unit Award Agreement		S-8	333-209251	2/1/2016

10.4+	Form of Executive Inducement Restricted Stock Unit Award Agreement		S-8	333-209251	2/1/2016

10.5+	Form of Executive Stock Option Agreement		10-K	001-36532	3/21/2018

10.6+	Sphere 3D Corp. Employee Stock Purchase Plan, as amended		S-8	333-205236	1/29/2018

10.7+	Form of Officer and Director Indemnity Agreement		10-K	001-36532	4/1/2019

10.8+	Form of Change of Control Agreement between Sphere 3D Corp. and Vic Mahadevan and Duncan McEwan dated August 15, 2019		10-Q	001-36532	11/14/2019

10.9+	Employment Agreement between Sphere 3D Corp. and Kurt Kalbfleisch dated June 20, 2022		6-K	001-36532	6/24/2022

10.10+	Employment Agreement between Sphere 3D Corp. and Patricia Trompeter dated January 15, 2024		8-K	001-36532	1/19/2024

10.11	Form of Purchase Agreement dated September 14, 2020		8-K	001-36532	9/18/2020

10.12	Amendment to Purchase Agreement dated September 23, 2020 between Sphere 3D Corp. and Westworld Financial Capital, LLC		8-K	001-36532	9/29/2020

10.13	First Amendment to Purchase Agreement dated March 9, 2021 between Sphere 3D Corp. and Westworld Financial Capital, LLC		6-K	001-36532	3/18/2021

10.14	Second Amendment to Purchase Agreement dated October 1, 2021 between Sphere 3D Corp. and Westworld Financial Capital, LLC and Form of Warrant		6-K	001-36532	10/4/2021

10.15	Form of Purchase Agreement dated July 12, 2021		6-K	001-36532	7/15/2021

10.16	Purchase Agreement, dated July 31, 2021, by and among Sphere 3D Corp. and Hertford Advisors Ltd.		6-K	001-36532	8/6/2021

10.17	Form of Purchase Agreement dated August 25, 2021		6-K	001-36532	8/27/2021

10.18#	Future Sales and Purchase Agreement between FuFu Technology Limited and Sphere 3D, dated July 30, 2021		F-4	333-262011	1/5/2022

10.19#	Supplemental Agreement to Future Sales and Purchase Agreement between FuFu Technology Limited and Sphere 3D Corp, dated September 17, 2021		F-4	333-262011	1/5/2022

10.20#	Amendment to Future Sales and Purchase Agreement (Third Supplemental Agreement) between Sphere 3D Corp. and Ethereal Tech Pte. Ltd (formerly known as FuFu Technology Limited) dated October 19, 2022		6-K	001-36532	10/21/2022

10.21	Securities Purchase Agreement, by and among Sphere 3D Corp. and the investors identified on the signature pages thereto, dated September 2, 2021		6-K	001-36532	9/9/2021

10.22#	Sub-License and Delegation Agreement, between Gryphon Digital Mining, Inc. and Sphere 3D Corp., dated as of October 5, 2021		F-4	333-262011	1/5/2022

Exhibit		Filed	Incorporated by Reference
Number	Description	Herewith	Form	File No.	Date Filed
10.23	Amendment No. 1 to Sub-License and Delegation Agreement, between Gryphon Digital Mining, Inc. and Sphere 3D Corp., dated as of December 29, 2021		6-K	001-36532	1/5/2022

10.24	Sales and Purchase Agreement dated February 3, 2022 between Sphere 3D Corp. and NuMiner Global, Inc.		6-K	001-36532	2/4/2022

10.25	Securities Purchase Agreement between Sphere 3D Corp. and LDA Capital Limited, dated April 17, 2023		8-K	001-36532	4/21/2023

10.26	Amended and Restated Agreement between Sphere 3D Corp. and the Hertford Group		8-K	001-36532	8/14/2023

10.27	Form of Purchase Agreement dated August 23, 2023		8-K/A	001-36532	8/23/2023

10.28	Share Purchase Agreement between the Company and Joseph O'Daniel, dated December 28, 2023		8-K	001-36532	1/4/2024

14.1	Code of Business Conduct and Ethics Policy		6-K	001-36532	4/1/2015

21.1	Subsidiaries of Registrant	X

23.1	Consent of Independent Registered Public Accounting Firm	X
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

101.INS	XBRL Instance Document - the instance document does not appear in the interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	X

101.SCH	XBRL Taxonomy Extension Schema	X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase	X

101.DEF	XBRL Taxonomy Extension Definition Linkbase	X

101.LAB	XBRL Taxonomy Extension Label Linkbase	X

101.PRE	XBRL Taxonomy Presentation Linkbase	X

104	Cover Page Interactive Data File (formatted as inline XBRL as contained in Exhibit 101)	X
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
Date:   March 13, 2024
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

Signature	Title	Date

/s/ PATRICIA TROMPETER	Chief Executive Officer (Principal Executive Officer)	March 13, 2024
Patricia Trompeter

/s/ KURT L. KALBFLEISCH	Chief Financial Officer (Principal Financial and Accounting Officer)	March 13, 2024
Kurt L. Kalbfleisch

/s/ DAVID DANZIGER	Director	March 13, 2024
David Danziger

/s/ TIMOTHY HANLEY	Director	March 13, 2024
Timothy Hanley

/s/ SUSAN S. HARNETT	Director	March 13, 2024
Susan S. Harnett

/s/ VIVEKANAND MAHADEVAN	Director	March 13, 2024
Vivekanand Mahadevan

/s/ DUNCAN J. MCEWAN	Director	March 13, 2024
Duncan J. McEwan

_______________________________________________

SPHERE 3D CORP.
For the Years Ended December 31, 2023 and 2022

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Shareholders and Board of Directors of
Sphere 3D Corp.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Sphere 3D Corp. and its subsidiaries (collectively, the “Company”) as of December 31, 2023 and 2022, and the related consolidated statements of operations, comprehensive loss, shareholders’ equity, and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.
Going Concern Matter
The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses from operations and does not expect to have sufficient working capital to fund its operations that raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.
Basis for Opinion
These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
Critical Audit Matters
The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matter does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Evaluation of the Accounting for and Disclosure of Bitcoin Mining Revenue Recognized
As disclosed in Note 2 to the financial statements, the Company recognizes revenue in accordance with Topic 606, Revenue from Contracts with Customers. The Company provides computing power to its mining pools and in exchange for providing such computing power, the Company is entitled to a fractional share of the fixed bitcoin award earned, plus a fractional share of the transaction fees, less net digital asset fees due to the mining pool operator over the measurement period. The Company’s fractional share is based on the proportion of computing power the Company contributed to the mining pool operator to the total computing power contributed by all mining pool participants in solving the current algorithm. During the year ended December 31, 2023, the Company recognized net bitcoin mining revenue of approximately $19.7 million. The Company’s management has exercised significant judgment in their determination of how existing GAAP should be applied to the accounting for and disclosure of bitcoin mining revenue recognized.
The primary procedures we performed to address this critical audit matter included the following:
•Evaluated management’s rationale for the application of Topic 606 to account for bitcoin awards earned;
•Evaluated management’s disclosures of its bitcoin activities in the financial statement footnotes;
•Evaluated and tested management’s rationale and supporting documentation associated with the valuation of bitcoin awards earned;
•Independently confirmed certain financial data and wallet records directly with the mining pools;
•Compared the Company’s wallet records of bitcoin mining revenue received to publicly available blockchain records; and
•Undertook an analytical review of total bitcoin mining revenue expected to be recognized by the Company by assessing the total hash power contributed onto the network by the Company against total block rewards and transaction fees issued over the year.
/s/ MaloneBailey, LLP
www.malonebailey.com
We have served as the Company’s auditor since 2022.
Houston, Texas
March 13, 2024

Sphere 3D Corp.
Consolidated Balance Sheets
(in thousands of U.S. dollars, except shares)

	December 31, 2023	December 31, 2022
Assets
Current assets:
Cash and cash equivalents	$586	$1,337
Digital assets	986	1,695
Restricted cash	—	206
Accounts receivable, net	—	174
Notes receivable, net of allowance for credit losses of $3,821 and $0, respectively	—	3,821
Other current assets	11,938	3,051
Total current assets	13,510	10,284
Property and equipment, net	24,166	34,259
Intangible assets, net	4,581	9,477
Funds held in trust account	—	10,297
Other non-current assets	3,406	18,699
Total assets	$45,663	$83,016
Liabilities, Temporary Equity and Shareholders’ Equity
Current liabilities:
Accounts payable	$2,374	$2,993
Accrued liabilities	1,179	1,537
Accrued payroll and employee compensation	1,482	696
Warrant liabilities	205	—
Other current liabilities	106	974
Total current liabilities	5,346	6,200
Deferred underwriting fee	—	4,554
Warrant liabilities	—	864
Other non-current liabilities	—	366
Total liabilities	5,346	11,984
Commitments and contingencies (Note 15)
Series H preferred shares, no par value, unlimited shares authorized, 43,515 and 60,000 shares issued and outstanding at December 31, 2023 and 2022, respectively	13,794	26,469
Redeemable non-controlling interest	—	9,998
Total temporary equity	13,794	36,467

Shareholders’ equity:
Common shares, no par value; unlimited shares authorized, 15,373,616 and 9,804,609 shares issued and outstanding as of December 31, 2023 and 2022, respectively	475,702	456,402
Accumulated other comprehensive loss	(1,808)	(1,799)
Accumulated deficit	(447,371)	(419,732)
Total Sphere 3D Corp. shareholders’ equity	26,523	34,871
Non-controlling interest	—	(306)
Total shareholders’ equity	26,523	34,565
Total liabilities, temporary equity, and shareholders’ equity	$45,663	$83,016
See accompanying notes to consolidated financial statements.

Sphere 3D Corp.
Consolidated Statements of Operations
(in thousands of U.S. dollars, except share and per share amounts)

	Year Ended December 31,
	2023	2022
Revenues:
Bitcoin mining revenue	$19,730	$3,443
Service and product revenue	2,176	2,634
Total revenues	21,906	6,077
Operating costs and expenses:
Cost of Bitcoin mining revenue	15,031	2,044
Cost of service and product revenue	913	1,373
Sales and marketing	948	1,009
Research and development	1,026	605
General and administrative	15,825	24,134
Depreciation and amortization	6,190	28,263
Provision for losses on deposits due to vendor bankruptcy filings	8,509	16,069
Impairment of acquired intangible assets	2,952	13,182
Realized gain on sale of Bitcoin	(1,131)	(19)
Loss on disposal of property and equipment	960	—
Impairment of Bitcoin	682	1,148
Impairment of mining equipment	—	75,922
Total operating expenses	51,905	163,730
Loss from operations	(29,999)	(157,653)
Other income (expense):
Gain on deconsolidation of SPAC	6,140	—
Interest expense	(1,183)	—
Interest income and other expense, net	1,062	2,581
Gain on disposal of service and product segment - related party	663	—
Impairment of investments	—	(14,529)
Forgiveness of note receivable	—	(13,145)
Provision for losses on deposit for mining equipment	—	(10,000)
Net loss before taxes	(23,317)	(192,746)
Provision for income taxes	13	166
Net loss	(23,330)	(192,912)
Less: Non-controlling interest - income (loss)	76	(111)
Net loss attributable to common shareholders	$(23,406)	$(192,801)

Net loss per share:
Net loss per share basic and diluted	$(1.93)	$(20.36)
Shares used in computing net loss per share:
Basic and diluted	12,129,302	9,470,630
See accompanying notes to consolidated financial statements.

Sphere 3D Corp.
Consolidated Statements of Comprehensive Loss
(in thousands of U.S. dollars)

	Year Ended December 31,
	2023	2022
Net loss	$(23,330)	$(192,912)
Other comprehensive loss:
Foreign currency translation adjustment	(9)	(5)
Total other comprehensive loss	(9)	(5)
Comprehensive loss	$(23,339)	$(192,917)
See accompanying notes to consolidated financial statements.

Sphere 3D Corp.
Consolidated Statements of Shareholders’ Equity
(in thousands of U.S. dollars, except shares)

	Common Shares		Accumulated Other Comprehensive Loss	Accumulated Deficit	Non-controlling Interest	Total Shareholders' Equity
	Shares	Amount
Balance at January 1, 2022	9,081,081	$444,265	$(1,794)	$(215,195)	$—	$227,276
Issuance of common shares for the purchase of intangible assets	192,857	1,721	—	—	—	1,721
Issuance of common shares and warrants for the settlement of liabilities	135,714	1,957	—	—	—	1,957
Issuance of common shares for vested restricted stock units, net of shares withheld for income taxes	394,957	—	—	—	—	—
Share-based compensation	—	8,459	—	—	—	8,459
Non-controlling interest	—	—	—	—	(195)	(195)
Adjustment to increase non-controlling interest to maximum redemption value	—	—	—	(11,736)		(11,736)
Other comprehensive loss	—	—	(5)	—	—	(5)
Net loss	—	—	—	(192,801)	(111)	(192,912)
Balance at December 31, 2022	9,804,609	456,402	(1,799)	(419,732)	(306)	34,565
Cumulative adjustment from adoption of ASU 2016-13	—	—	—	(3,821)	—	(3,821)
Issuance of common share warrants, net	—	1,130	—	—	—	1,130
Issuance of common shares for conversion of preferred shares	4,714,560	14,559	—	—	—	14,559
Issuance of common shares for the settlement of liabilities	89,654	214	—	—	—	214
Issuance of common shares pursuant to the vesting of restricted stock units	410,988	—	—	—	—	—
Exercise of warrants	123,806	411	—	—	—	411
Exercise of stock options	229,999	556	—	—	—	556
Share-based compensation	—	2,430	—	—	—	2,430
Non-controlling interest	—	—	—	—	230	230
Remeasurement of redeemable non-controlling interest	—	—	—	(412)	—	(412)
Other comprehensive loss	—	—	(9)	—	—	(9)
Net (loss) income	—	—	—	(23,406)	76	(23,330)
Balance at December 31, 2023	15,373,616	$475,702	$(1,808)	$(447,371)	$—	$26,523
See accompanying notes to consolidated financial statements.

Sphere 3D Corp.
Consolidated Statements of Cash Flows
(in thousands of U.S. dollars)

	Year Ended December 31,
	2023	2022
Operating activities:
Net loss	$(23,330)	$(192,912)
Adjustments to reconcile net loss to cash used in operating activities:
Provision for losses on deposits made due to vendor bankruptcy filings	8,509	16,069
Depreciation and amortization	6,190	28,263
Gain on deconsolidation of SPAC	(6,140)	—
Impairment of acquired intangible assets	2,952	13,182
Share-based compensation	2,430	8,459
Bitcoin issued for services	1,562	619
Change in fair value of warrant liabilities	(976)	309
Realized gain on sale of Bitcoin	(1,131)	(19)
Warrants issued with convertible debt	976	—
Loss on disposal of property and equipment	960	—
Impairment of Bitcoin	682	1,148
Gain on disposal of service and product segment - related party	(663)	—
Issuance of common shares and warrants for settlement of liabilities	214	1,957
Extinguishment of debt	63	—
Noncash lease cost	56	14
Impairment of mining equipment	—	75,922
Impairment of investments	—	14,529
Forgiveness of note receivable	—	13,145
Provision for losses on deposit for mining equipment	—	10,000
Gain on forgiveness of liabilities	—	(2,083)
Change in fair value of crypto asset payable	—	(1,422)
Changes in operating assets and liabilities:
Proceeds from sale of Bitcoin	19,326	—
Digital assets	(19,730)	(3,443)
Accounts receivable	94	7
Accounts payable and accrued liabilities	2,573	1,204
Accrued payroll and employee compensation	822	497
Other assets	(2,512)	(16,066)
Other liabilities	491	(150)
Net cash used in operating activities	(6,582)	(30,771)
Investing activities:
Redemption of non-controlling interest	(10,410)	—
Redemption of cash in trust account	10,297	—
Proceeds from sale of property and equipment	4,468	—
Payments for purchase of property and equipment	(1,561)	(17,631)
Cash related to deconsolidation of SPAC	(204)	—
Cash related to disposal of service and product segment	(29)	—
Cash assumed in connection with consolidation of SPAC	—	161
Notes receivable	—	(4,265)
Purchase of intangible assets	—	(306)
Net cash provided by (used in) investing activities	$2,561	$(22,041)
See accompanying notes to consolidated financial statements.

Sphere 3D Corp.
Consolidated Statements of Cash Flows (continued)
(in thousands of U.S. dollars)

	Year Ended December 31,
	2023	2022
Financing activities:
Proceeds from issuance of preferred shares and warrants	$3,048	$—
Payments for convertible debt	(1,285)	—
Proceeds from convertible debt, net of debt issuance costs	779	—
Proceeds from exercise of stock options	556	—
Payments for cost of preferred shares and warrants	(34)	—
Net cash provided by financing activities	3,064	—
Net decrease in cash, cash equivalents, and restricted cash	(957)	(52,812)
Cash, cash equivalents and restricted cash, beginning of year	1,543	54,355
Cash, cash equivalents and restricted cash, end of year	$586	$1,543

Reconciliation of cash, cash equivalents and restricted cash to consolidated balance sheets:
Cash and cash equivalents	$586	$1,337
Restricted cash	—	206
Total cash, cash equivalents and restricted cash	$586	$1,543
Supplemental disclosures of cash flow information:
Cash paid for taxes	$16	$166
Cash paid for interest	$323	$—
Supplemental disclosures of noncash investing and financing activities:
Exercise of warrants	$411	$—
Reclassification of deposit for mining equipment received	$—	$111,472
Cancellation of preferred shares	$—	$15,881
Issuance of common shares for acquisition of intangible asset	$—	$1,721
Amounts accrued for purchases of property and equipment	$—	$1,561
Right-of-use asset obtained in exchange for lease obligation	$—	$353

See accompanying notes to consolidated financial statements.

Sphere 3D Corp.
Notes to Consolidated Financial Statements
1.Organization and Business
Sphere 3D Corp. was incorporated under the Business Corporations Act (Ontario) on May 2, 2007 as T.B. Mining Ventures Inc. On March 24, 2015, the Company completed a short-form amalgamation with a wholly-owned subsidiary. In connection with the short-form amalgamation, the Company changed its name to “Sphere 3D Corp.” Any reference to the “Company”, “Sphere 3D”, “we”, “our”, “us”, or similar terms refers to Sphere 3D Corp. and its subsidiaries. In January 2022, the Company commenced operations of its Bitcoin mining business and is dedicated to becoming a leader in the Blockchain and Crypto Industry. The Company has established and plans to continue to grow an enterprise-scale mining operation through the procurement of mining equipment and partnering with experienced service providers. In addition, through December 28, 2023, the Company delivered data management and desktop and application virtualization solutions through hybrid cloud, cloud and on premise implementations by its global reseller network. On December 28, 2023, the Company sold its service and product segment which included HVE ConneXions and Unified ConneXions.
Liquidity and Going Concern
The Company has recurring losses from operations and incurred a net loss of approximately $23.3 million for the year ended December 31, 2023. Management has projected that based on our hashing rate at December 31, 2023, cash on hand may not be sufficient to allow the Company to continue operations and there is substantial doubt about the Company’s ability to continue as a going concern within 12 months from the date of issuance of the financial statements if we are unable to raise additional funding for operations. We expect our working capital needs to increase in the future as we continue to expand and enhance our operations. Our ability to raise additional funds for working capital through equity or debt financings or other sources may depend on the financial success of our then current business and successful implementation of our key strategic initiatives, financial, economic and market conditions and other factors, some of which are beyond our control. Further equity financings may have a dilutive effect on shareholders and any debt financing, if available, may require restrictions to be placed on our future financing and operating activities. We require additional capital and if we are unsuccessful in raising that capital at a reasonable cost and at the required times, or at all, we may not be able to continue our business operations in the cryptocurrency mining industry or we may be unable to advance our growth initiatives, either of which could adversely impact our business, financial condition and results of operations.
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
These factors, among others, indicate there is substantial doubt about the Company’s ability to continue as a going concern within 12 months from the date of issuance of the financial statements. The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business and do not include any adjustments that might result from the outcome of this uncertainty.
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
Use of Estimates
The preparation of the consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.
Reclassifications
Certain prior period amounts have been reclassified for consistency with the current period presentation. The reclassifications did not have a material impact on the Company's consolidated financial statements and related disclosures.
Foreign Currency Translation
The financial statements of the Company’s foreign subsidiary, for which the functional currency is the local currency, is translated into U.S. dollars using the exchange rate at the consolidated balance sheet date for assets and liabilities and a weighted-average exchange rate during the year for revenue, expenses, gains and losses. Translation adjustments are recorded as accumulated other comprehensive income (loss) within shareholders’ equity. Gains or losses from foreign currency transactions are recognized in the consolidated statements of operations. Such transactions resulted in a minimal gain and $46,000 loss for the years ended December 31, 2023 and 2022, respectively.
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
Restricted Cash
Restricted cash is cash held in a separate bank account with restrictions on withdrawal. The Company’s restricted cash was classified as current and pledged as collateral for a standby letter of credit for the bonding purpose necessary for the Company to receive mining machines and was released in 2023.
Funds held in trust account were restricted and invested in U.S. government treasury money market funds. During the year ended December 31, 2023, the proceeds were released from the trust account to MEOA for the redemption of its redeemable public shares as MEOA was unable to complete the required business combination.
Accounts Receivable
Accounts receivable is recorded at the invoiced amount and is non-interest bearing. The Company estimates its allowance for doubtful accounts based on an assessment of the collectability of specific accounts and the overall condition of the accounts receivable portfolio. When evaluating the adequacy of the allowance for doubtful accounts, the Company analyzes specific trade and other receivables, historical bad debts, customer credits, customer concentrations, customer credit-worthiness, current economic trends and changes in customers’ payment terms and/or patterns. The Company reviews the allowance for doubtful accounts on a quarterly basis and records adjustments as considered necessary. Customer accounts are written-off against the allowance for doubtful accounts when an account is considered uncollectable. At December 31, 2023 and 2022, allowance for doubtful accounts of nil and $3,200, respectively, was recorded.

Digital Assets
The Company accounts for its digital assets, Bitcoin, as indefinite-lived intangible assets. The digital assets are recorded at cost less impairment. An impairment analysis is performed daily to determine if the fair value of Bitcoin is lower than the Company’s carrying value for Bitcoin until the Company’s Bitcoin is disposed of or until the end of the reporting period, whichever comes first. The fair value of digital assets is determined on a nonrecurring basis based on the lowest intraday quoted price as reported in the Company’s principal market. If the carrying value of the digital asset exceeds the fair value an impairment loss has occurred with respect to those digital assets in the amount equal to the difference between their carrying values and the fair value determined.
Impairment losses are recognized in operating costs and expenses in the consolidated statements of operations in the period in which the impairment is identified. The impaired digital assets are written down to their fair value at the time of impairment and this new cost basis will not be adjusted upward for any subsequent increase in fair value. Gains are not recorded until realized upon sale or disposition.
Digital assets awarded to the Company through its mining activities are included within operating activities on the accompanying consolidated statements of cash flows. The disposal of digital assets are included within operating activities in the accompanying consolidated statements of cash flows and any realized gains or losses from such sales are included in operating costs and expenses in the consolidated statements of operations. The Company accounts for its gains or losses in accordance with the first in first out (FIFO) method of accounting.
The following table presents the activities of the digital assets (in thousands):

Balance at January 1, 2022	$—
Addition of digital assets	3,443
Bitcoin issued for services	(600)
Impairment loss	(1,148)
Balance at December 31, 2022	1,695
Addition of Bitcoin	19,730
Bitcoin sold for cash	(18,195)
Bitcoin issued for services	(1,562)
Impairment loss	(682)
Balance at December 31, 2023	$986
Allowance for Credit Losses
The Company’s assessment of its allowance for credit losses requires it to incorporate considerations of historical information, current conditions and reasonable and supportable forecasts. The Company manages credit risk through review of available public company information. For the Company’s note receivable, as of December 31, 2023, the Company has recorded an allowance for credit losses and elected to write off accrued interest receivables by reversing interest income.
Investments
The Company holds investments in equity securities of public and nonpublic companies for business and strategic purposes. Nonpublic equity securities that do not have a readily determinable fair value are carried at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer. The Company reviews its investments on a regular basis to determine if the investments are impaired. For purposes of this assessment, the Company considers the investee’s cash position, earnings and revenue outlook, liquidity and management ownership, among other factors, in its review. If management’s assessment indicates that an impairment exists, the Company estimates the fair value of the equity investment and recognizes in current earnings an impairment loss that is equal to the difference between the fair value of the equity investment and its carrying amount.

Leases
The Company enters into operating leases primarily for real estate. The Company determines if an arrangement contains a lease at inception. Right of use (“ROU”) assets and liabilities resulting from operating leases are included in property and equipment, other current liabilities and other non-current liabilities on our consolidated balance sheets. Operating lease ROU assets and liabilities are recognized based on the present value of the future minimum lease payments over the lease term at commencement date. As the leases typically do not provide an implicit rate, the Company uses the incremental borrowing rate based on the information available at commencement date in determining the discount rate to calculate the present value of future payments. The operating lease ROU asset may also include any lease payments made and exclude lease incentives and initial direct costs incurred. The Company’s leases do not include options to extend the lease. Short-term leases with an initial term of 12 months or less are not recorded on the balance sheet. Lease expense for minimum lease payments is recognized on a straight-line basis over the lease term. On December 28, 2023, the Company sold its Service and Product segment and no longer has any operating leases or ROU assets and liabilities as of December 31, 2023.
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
Purchased intangible assets are amortized on a straight-line basis over their economic lives of five years to 15 years for supplier agreements, six years for channel partner relationships, and seven years for customer relationships as this method most closely reflects the pattern in which the economic benefits of the assets will be consumed.
The Company has purchased carbon credits. As it intends to use these carbon credits, the assets have been classified as intangible assets. When the carbon credit is used, it is expensed as an operating expense.
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

Warrant Liabilities
Warrant liabilities are for a common share purchase warrant issued in connection with previously outstanding convertible debt, and warrants for shares of MEOA’s common stock that are not indexed to its own stock. Warrants are presented as liabilities at fair value on the consolidated balance sheets. The warrants are subject to remeasurement at each balance sheet date and any change in fair value is recognized in interest income and other expense, net, in the consolidated statements of operations.
Redeemable Non-controlling Interest
Redeemable non-controlling interest is interest in a subsidiary of the Company that are redeemable outside of the Company’s control either for cash or other assets. This interest is classified as temporary equity and measured at the estimated redemption value at the end of each reporting period. The resulting increases or decreases in the estimated redemption amount are effected by corresponding charges to accumulated deficit. At December 31, 2022, redeemable non-controlling interest recorded within the Company’s consolidated balance sheet relates to its subsidiary, MEOA. At December 31, 2023, redeemable non-controlling interest was no longer subject to consolidation with the Company.
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
The Company is engaged with digital asset mining pool operators to provide computing power to the mining pools. In exchange for providing computing power, the Company is entitled to Full Pay Per Share (“FPPS”), which is a fractional share of the fixed Bitcoin award the mining pool operator receives, plus a fractional share of the transaction fees attached to that blockchain less net digital asset fees due to the mining pool operator over the measurement period, as applicable. The pay-outs received are based on the expected value from the block reward plus the transaction fee reward, regardless of whether the mining pool operator successfully records a block to the blockchain.
The Company’s fractional share is based on the proportion of computing power the Company contributed to the mining pool operator to the total computing power contributed by all mining pool participants in solving the current algorithm. The contracts are terminable at any time by either party without compensation and the Company’s enforceable right to compensation only begins when the Company starts providing computing power to the mining pool operator (which occurs daily at midnight Universal Time Coordinated (“UTC”)). The contract arises at the point that the Company provides computing power to the mining pool operator, which is beginning contract day at midnight UTC (contract inception), as customer consumption is in tandem with daily earnings of delivery of the computing power. According to the customer contract, daily earnings are calculated from midnight-to-midnight UTC time, and the sub-account balance is credited one hour later at 1:00 AM UTC time.
The Company satisfies its performance obligation over time with daily settlement in Bitcoin. The Company’s performance is completed as it transfers the computing power (hashrate computations) over-time (midnight to midnight) to the customer. The Company has full control of the mining equipment utilized in the mining pool and if the Company determines it will increase or decrease the processing power of its machines and/or fleet (i.e., for repairs or when power costs are excessive) the computing power provided to the customer will be adjusted.
The transaction consideration the Company receives is noncash consideration in the form of Bitcoin, which the Company measures at fair value at contract inception. The noncash consideration is variable, since the amount of block reward earned depends on the amount of computing power contributed, the amount of transaction fees awarded and operator fees over the same period. The Company does not constrain this variable consideration because it is probable that a significant reversal in the amount of revenue recognized from the contract will not occur when the uncertainty is subsequently resolved and recognizes the noncash consideration on the same day that control is transferred, which is the same day as contract inception.
Expenses associated with running the Bitcoin mining operations, such as hosting, operating supplies, utilities and monitoring services are recorded as cost of revenues.

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
Extended Warranty
Separately priced extended on-site warranties and service contracts are offered for sale to customers on all product lines. Extended warranty and service contract revenue and recognized as service revenue over the period of the service agreement. The Company will typically apply the practical expedient to agreements wherein the period between transfer of any good or service in the contract and when the customer pays for that good or service is one year or less. On December 28, 2023, the Company sold its service and product segment and no longer has any deferred revenue for extended on-site warranties and service contracts as of December 31, 2023.
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

Segment Information
Operating segments are defined as components of an enterprise for which separate financial information is available and evaluated regularly by the chief operating decision maker, or decision-making group, in deciding the method to allocate resources and assess performance. Through the period ended December 28, 2023, the Company had two operating segments. On December 28, 2023, the Company sold its service and product segment.
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
Share-based Compensation
The Company accounts for share-based awards, and similar equity instruments, granted to employees, non-employee directors, and consultants in accordance with the authoritative guidance for share-based compensation. Share-based compensation award types may include stock options and restricted stock units (“RSUs”) and restricted stock awards (“RSAs”). Share-based compensation expense is recognized on a straight-lined basis over the requisite service period (usually the vesting period) except for options with graded vesting which is recognized pursuant to an accelerated method. Forfeitures are recognized as a reduction in share-based compensation expense as they occur.
Non-controlling Interest
The Company accounts for its non-controlling interest in accordance with the authoritative guidance for consolidation which governs the accounting for and reporting of non-controlling interests (“NCIs”) in partially owned consolidated subsidiaries and the loss of control of subsidiaries. Certain provisions of the guidance indicate, among other things, that NCIs be treated as a separate component of equity, not as a liability, that increases and decreases in the parent’s ownership interest that leave control intact be treated as equity transactions rather than as step acquisitions or dilution gains or losses, and that losses of a partially owned consolidated subsidiary be allocated to the NCI even when such allocation might result in a deficit balance. The net income (loss) attributed to the NCI is separately designated in the accompanying consolidated statements of operations. At December 31, 2023, the Company no longer owned a controlling interest in MEOA and as such the non-controlling interest was no longer subject to consolidation with the Company.

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
In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which requires public entities with a single reportable segment to provide all the disclosures required by this standard and all existing segment disclosures in Topic 280 on an interim and annual basis, including new requirements to disclose significant segment expenses that are regularly provided to the chief operating decision maker (“CODM”) and included within the reported measure(s) of a segment's profit or loss, the amount and composition of any other segment items, the title and position of the CODM, and how the CODM uses the reported measure(s) of a segment's profit or loss to assess performance and decide how to allocate resources. The guidance is effective for annual periods beginning after December 15, 2023, and interim periods beginning after December 15, 2024, applied retrospectively with early adoption permitted. The Company is evaluating the impact of adoption of this standard on its consolidated financial statements and disclosures.
In December 2023, the FASB issued ASU 2023-08, Intangibles - Goodwill - and Other - Crypto Assets (Subtopic 350-60): Accounting For and Disclosure of Crypto Assets, which requires that an entity measure crypto assets at fair value in the statement of financial position each reporting period and recognize changes from remeasurement in net income. The amendments also require that an entity provide enhanced disclosures for both annual and interim reporting periods to provide investors with relevant information to analyze and assess the exposure and risk of significant individual crypto asset holdings. In addition, fair value measurement aligns the accounting required for holders of crypto assets with the accounting for entities that are subject to certain industry-specific guidance and eliminates the requirement to test those assets for impairment, thereby reducing the associated cost and complexity of applying the current guidance. The guidance is effective for annual periods beginning after December 15, 2024, and interim periods beginning after December 15, 2024, applied retrospectively with early adoption permitted. The Company expects to early adopt the new standard effective January 1, 2024 and does not expect a material impact on its consolidated financial statements and disclosures.
In December 2023, the FASB issued ASU 2023-09, Improvements to Income Tax Disclosures, which requires more detailed income tax disclosures. The guidance requires entities to disclose disaggregated information about their effective tax rate reconciliation as well as expanded information on income taxes paid by jurisdiction. The disclosure requirements will be applied on a prospective basis, with the option to apply them retrospectively. The standard is effective for fiscal years beginning after December 15, 2024, with early adoption permitted. The Company is evaluating the disclosure requirements related to the new standard.
Recently Adopted Accounting Pronouncements
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

3.Disposal of Service and Product - Related Party Transaction
On December 28, 2023, the Company and Joseph O’Daniel (“Purchaser”), entered into a share purchase agreement under which the Company sold its service and product segment, which included HVE ConneXions and Unified ConneXions, for $1.00 and the transfer of outstanding assets and liabilities. As a result of the share purchase agreement, the Purchaser, who served as the Company’s President, resigned effective December 28, 2023 and is no longer a related party of the Company. Through December 28, 2023, the service and product segment provided network operations center (“NOC”) services to its customers. NOC revenues were for monthly services performed for the customer that are performed either in-house or at the customer’s site. The service and product segment also delivered data management and desktop and application virtualization solutions through hybrid cloud, cloud and on premise implementations by a reseller network. During the year ended December 31, 2023, the Company recognized a noncash gain of $0.7 million related to the transfer of net liabilities to the Purchaser.
4.Fair Value Measurements
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
The following tables provide a summary of the financial instruments that are measured at fair value on a recurring basis (in thousands):

	December 31, 2023
	Fair Value	Level 1	Level 2	Level 3
Warrant liabilities	$205	$—	$—	$205

	December 31, 2022
	Fair Value	Level 1	Level 2	Level 3
Warrant liabilities	$864	$864	$—	$—
At December 31, 2023, the fair value of the LDA Warrant was measured using a Black Scholes valuation model. The fair value of the warrants at December 31, 2022 issued in connection with MEOA's public offering were measured based on the listed market price of such warrants.

The following table presents the activities of warrant liabilities that are measured at fair value (in thousands):

Warrant liability as of January 1, 2022	$—
Issuance of MEOA warrant	864
Warrant liability as of December 31, 2022	864
Issuance of LDA warrant	976
Change in fair value MEOA warrant	(864)
Noncash exercise of LDA warrant	(411)
Change in fair value LDA warrant	(112)
Retired LDA warrant	(248)
Warrant liability as of December 31, 2023	$205
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
The Company's non-financial assets such as property and equipment and intangible assets are recorded at fair value when an impairment is recognized or at the time acquired in an asset acquisition or business combination measured using significant unobservable inputs (Level 3). As discussed in Note 8 - Intangible Assets, at December 31, 2023 and 2022, the Company recorded impairment charges associated with acquired intangible assets and reduced the carrying amount of such assets subject to the impairment to their estimated fair value. As discussed in Note 6 - Investments and Note 7 - Certain Balance Sheet Items, at December 31, 2022, the Company recorded impairment charges associated with investments and property and equipment and reduced the carrying amount of such assets subject to the impairment to their estimated fair value.
5.Notes Receivable
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
All amounts related to the Rainmaker Note have been fully reserved. As of December 31, 2023 and 2022, the Rainmaker Note balance, including accrued interest, was nil and $3.8 million, respectively.
Gryphon Promissory Note
In July 2021, the Company entered into a Promissory Note and Security Agreement with Gryphon, which was amended on August 30, 2021, September 29, 2021, and further amended on December 29, 2021 (the “Gryphon Note” as amended). The Gryphon Note, pursuant to which the Company loaned in the aggregate to Gryphon $12.5 million, had a payment schedule whereby the principal and accrued interest shall be forgiven upon the termination of the Merger Agreement. The Gryphon Note was unsecured and bore interest at the rate of 9.5% per annum. On April 4, 2022, the Merger Agreement was terminated and $13.1 million, including interest, was forgiven and written off to other expense. As of both December 31, 2023 and 2022, the outstanding Gryphon Note balance, including accrued interest, was nil.

6.Investments
Special Purpose Acquisition Company
In April 2021, the Company sponsored a special purpose acquisition company (“SPAC”), Minority Equality Opportunities Acquisition Inc. (“MEOA”), through our wholly owned subsidiary, Minority Equality Opportunities Acquisition Sponsor, LLC (“SPAC Sponsor”). MEOA’s purpose is to focus initially on transactions with companies that are minority owned businesses. On July 3, 2023, MEOA announced that it did not complete an initial business combination on or prior to June 30, 2023, the deadline by which it must have completed an initial business combination. As of the close of business on July 3, 2023, MEOA’s redeemable public shares were deemed cancelled and represented only the right to receive the redemption amount. MEOA instructed Continental Stock Transfer & Trust Company, the trustee of the trust account, to liquidate the redeemable securities held in the trust account. The redemption of MEOA’s redeemable public shares for $10.4 million was completed in the third quarter of 2023. The Company received no proceeds from the trust account.
On November 30, 2022, after giving effect to the redemption of redeemable public shares of MEOA, the Company’s subsidiary owned a controlling interest of MEOA and it was consolidated. As of December 31, 2022, the Company held 3,162,500 shares of MEOA’s Class B common stock. The SPAC Sponsor agreed to waive its redemption rights with respect to its outstanding Class B common stock issued prior to MEOA’s initial public offering. There were no redemption rights or liquidating distributions with respect to MEOA’s warrants, which expired worthless. On December 19, 2023, the Company’s 3,162,500 shares of MEOA’s Class B common stock were cancelled, eliminating the Company’s ownership of MEOA, and the Company recognized a $6.1 million gain related to the deconsolidation of MEOA.
Filecoiner Common Stock
In October 2021, the Company purchased 1,500,000 shares of common stock of Filecoiner, a private corporation, at a price equal to $4.00 per share and was recorded at cost of $6.0 million. During the year ended December 31, 2022, the Company recognized an impairment for the common stock of Filecoiner held and recorded an impairment expense of $6.0 million.
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

7.Certain Balance Sheet Items
The following table summarizes other current assets (in thousands):

	December 31,
	2023	2022
Digital mining hosting deposit	$10,000	$—
Prepaid digital hosting services	980	880
Prepaid services	193	927
Prepaid insurance	575	783
Other	190	461
Other current assets	$11,938	$3,051
The following table summarizes property and equipment, net (in thousands):

	December 31,
	2023	2022
Mining equipment	$30,122	$35,550
Accumulated depreciation	(5,956)	(1,709)
Subtotal	24,166	33,841
Right of use asset	—	418
Property and equipment, net	$24,166	$34,259
Depreciation expense for property and equipment was $4.2 million and $1.7 million during the years ended December 31, 2023 and 2022, respectively, inclusive of ROU asset amortization of $56,000 and $14,000, respectively. On December 28, 2023, the Company sold its service and product segment which included the ROU asset.
During the years ended December 31, 2023 and 2022, the Company sold 3,336 and nil miners that were included in mining equipment, for cash proceeds of $4.5 million and nil, respectively. The Company had a loss on the sale of miners of $1.0 million and nil during the years ended December 31, 2023 and 2022, respectively.
Impairment of Mining Equipment
For the year ended December 31, 2022, adverse changes in the business climate, including the decline in the price of Bitcoin and two vendor bankruptcy filings, indicated that an impairment triggering event occurred, and it was determined the carrying value of mining equipment exceeded its estimated fair value. In measuring fair value, the Company used a weighted probability of the income and market approaches. For the income approach, the Company used discounted cash flow analysis and for the market approach, the Company used the sales price (market price) of similar assets. The Company compared the indicated fair value to the carrying value of its mining equipment assets, and as a result of the analysis, an impairment charge of $75.9 million was recorded for the year ended December 31, 2022. The estimated fair value of the Company’s miners is classified in Level 3 of the fair value hierarchy. The Company did not incur any impairment charges for its mining equipment for the year ended December 31, 2023.
The following table summarizes other non-current assets (in thousands):

	December 31,
	2023	2022
Prepaid digital hosting services	$3,402	$18,514
Prepaid insurance and services	—	116
Other	4	69
Other non-current assets	$3,406	$18,699

8.Intangible Assets
The following table summarizes intangible assets, net (in thousands):

	December 31,
	2023	2022
Supplier agreements	$37,525	$39,084
Capitalized development costs	103	103
Channel partner relationships	—	730
Customer relationships	—	380
Developed technology	—	150
	37,628	40,447
Accumulated amortization:
Supplier agreements	(32,944)	(31,708)
Capitalized development costs	(103)	(103)
Channel partner relationships	—	(720)
Customer relationships	—	(366)
Developed technology	—	(150)
	(33,047)	(33,047)
Total finite-lived assets, net	4,581	7,400
Carbon credits held for future use	—	2,077
Total intangible assets, net	$4,581	$9,477
Amortization expense of intangible assets was $1.9 million and $26.6 million for the years ended December 31, 2023 and 2022, respectively. Estimated amortization expense for intangible assets is approximately $1.5 million, $1.5 million, $1.5 million, and $0.1 million in fiscal year 2024, 2025, 2026, and 2027, respectively.
Impairment of Intangible Assets
During the year ended December 31, 2023, a certain vendor for the Company’s carbon credits was not able to perform under terms of the agreement, which indicated that an impairment triggering event occurred for the carbon credits held for future use, and the Company determined the carrying value of the indefinite-lived intangible asset exceeded its estimated fair value. The Company compared the indicated fair value to the carrying value of its indefinite-lived asset, and as a result of the analysis, an impairment charge of $1.7 million was recorded for the carbon credits held for future use for the year ended December 31, 2023.
During the year ended December 31, 2023, adverse changes in the business climate indicated that an impairment triggering event occurred for one supplier agreement, and the Company determined the carrying value of the finite-lived intangible asset exceeded its estimated fair value. The Company compared the indicated fair value to the carrying value of its finite-lived asset, and as a result of the analysis, an impairment charge of $1.2 million was recorded for the supplier agreement for the year ended December 31, 2023.
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
9.Convertible Debt
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
On August 14, 2023, in accordance with the terms of the LDA Purchase Agreement prepayment option, the Company repaid the full amount of the LDA Note, including interest and fees, in the amount of $1.3 million. As a result of the repayment, the Company redeemed from the holder of the LDA Warrant 40% of the then outstanding LDA Warrant, or 182,371 LDA Warrant Shares. At December 31, 2023, the balance of the LDA Note was nil. The Company recognized a loss on debt extinguishment of $63,000 which is included in the consolidated statement of operations in interest income and other expense, net.
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
On December 29, 2023, the Company issued 123,806 common shares with a value of $0.4 million for a cashless exercise of 200,000 LDA Warrant Shares.
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

On April 17, 2023, upon issuance of the LDA Note and LDA Warrant, which are accounted for as freestanding financial instruments, the Company determined that the aggregate fair value of $2.0 million for the instruments issued exceeds the net proceeds received under the transaction. Accordingly, the excess of the fair value over the proceeds received of $1.0 million was recognized as interest expense. The initial fair value of the LDA Warrant was measured using a Monte Carlo valuation model and at December 31, 2023 using a Black Scholes valuation model with the following assumptions, respectively:

	April 17, 2023	December 31, 2023
Common share price	$2.98	$3.47
Expected volatility	120.0%	120.0%
Risk-free interest rate	3.8%	4.2%
10.Preferred Shares
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
In August 2023, the Company entered into an Amended and Restated Agreement (the “Hertford Amendment”) with Hertford Advisors Ltd. and certain other parties listed in the Hertford Amendment (together, the “Hertford Group”), which amends and restates in its entirety the purchase agreement between the Company and Hertford Advisors Ltd. dated July 31, 2021, as modified by the amendment to such agreement dated November 7, 2022 (together, the “Original Hertford Agreement”). As an inducement to enter into the Hertford Amendment, the Company issued to Hertford 1,376 Series H Preferred Shares and 800,000 warrants with an aggregate fair value of $1.0 million. Pursuant to the Hertford Amendment, Hertford exchanged 14,980 Series H Preferred Shares for Series H Preferred Shares held by other persons (the “Exchanged Series H Preferred Shares”).

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
The Warrants issued in connection with the Hertford Amendment and the Purchase Agreement are exercisable beginning February 12, 2024 and February 23, 2024, respectively, at an initial exercise price of $2.75 per share and have a term of three years from the date of issuance. The exercise price of the Warrants are subject to adjustment for certain stock splits, stock combinations and dilutive share issuances.
In accordance with the authoritative guidance for distinguishing liabilities from equity, the Company has determined that its Series H preferred shares carry certain redemption features beyond the control of the Company. Accordingly, the Series H Preferred Shares are presented as temporary equity. For the year ended December 31, 2023, the Company issued 4,714,560 common shares for the conversion of 33,002 Series H Preferred Shares. For the year ended December 31, 2022, no Series H Preferred Shares were converted.
11.Share Capital
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

Unlimited authorized shares of common shares at no par value are available to the Company. At December 31, 2023, the Company had the following outstanding warrants to purchase common shares:

Date issued	Contractual life (years)	Exercise price	Number outstanding	Expiration
July 2021	3	$28.00	285,716	December 22, 2024
August 2021	3	$45.50	370,787	August 25, 2024
August 2021	3	$52.50	370,787	August 25, 2024
September 2021	5	$66.50	1,614,299	September 8, 2026
October 2021	3	$42.00	121,429	October 1, 2024
February 2022	5	$28.00	14,286	February 7, 2027
February 2022	5	$35.00	14,286	February 7, 2027
February 2022	5	$42.00	14,286	February 7, 2027
April 2023	3	$1.342	73,556	April 17, 2026
August 2023	3	$2.75	800,000	August 11, 2026
August 2023	3	$2.75	2,162,922	August 23, 2026
			5,842,354
12.Equity Incentive Plans
As of December 31, 2023, a total of 820,585 common shares are authorized for issuance with respect to awards primarily granted under the 2015 Plan. In addition, the share limit will automatically increase on the first trading day in January of each calendar year during the term of the 2015 Plan by an amount equal to the lesser of (i) 10% of the total number of common shares issued and outstanding on December 31 of the immediately preceding calendar year, or (ii) such number of common shares as may be established by the Board. The 2015 Plan authorizes the board of directors to grant stock and options awards to directors, employees and consultants. As of December 31, 2023, the Company had approximately 366,415 share-based awards available for future grant.
The Company’s Employee Stock Purchase Plan (“ESPP”) authorizes the purchase of up to 5,357 common shares by employees under the plan. As of December 31, 2023 and 2022, there were no offering periods available to employees.
Stock Options
The following table summarizes option activity:

	Shares Subject to Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Options outstanding — January 1, 2022	95	$3,960.32
Granted	389,509	$6.16
Exercised	—	$—
Forfeited	—	$—
Options outstanding — December 31, 2022	389,604	$7.07
Granted	250,000	$2.43
Exercised	(229,999)	$2.42
Forfeited	(14,364)	$20.36
Options outstanding — December 31, 2023	395,241	$6.34	4.4	$222
Vested and expected to vest — December 31, 2023	395,241	$6.34	4.4	$222
Exercisable — December 31, 2023	325,599	$5.39	4.5	$222

The weighted average grant date fair values of options granted during the years ended December 31, 2023 and 2022 were $0.58 per share and $4.92 per share, respectively. For the years ended December 31, 2023 and 2022, the intrinsic value of stock options exercised was $0.1 million and nil, respectively. Cash received from stock option exercises for the years ended December 31, 2023 and 2022 was approximately $0.6 million and nil, respectively.
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

	Year Ended December 31,
	2023	2022
Expected volatility	81.8-84.0%	121.7-124.4%
Expected term (in years)	0.5	3.9
Risk-free interest rate	5.27-5.52%	2.71-3.91%
Dividend yield	—	—
Restricted Stock Units
The following table summarizes RSU activity:

	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding — January 1, 2022	8,571	$24.22
Granted	551,849	$14.70
Vested and released	(435,238)	$16.59
Forfeited	—	$—
Outstanding — December 31, 2022	125,182	$8.89
Granted	454,697	$2.89
Vested and released	(499,997)	$3.45
Forfeited	(20,953)	$6.78
Outstanding — December 31, 2023	58,929	$9.51
The estimated fair value of RSUs was based on the market value of the Company’s common shares on the date of grant. RSUs typically vest over a period of one year to three years from the original date of grant. The total grant date fair value of RSUs vested during the years ended December 31, 2023 and 2022 was approximately $1.7 million and $7.2 million, respectively. The fair value of RSUs vested during the years ended December 31, 2023 and 2022 was approximately $0.7 million and $2.5 million, respectively.
Restricted Stock Awards
The Company granted restricted stock awards (“RSA”) to certain employees and consultants in lieu of cash payment for services performed. The estimated fair value of the RSAs was based on the market value of the Company’s common shares on the date of grant. The RSAs were fully vested on the date of grant. The fair value of the RSAs vested during the years ended December 31, 2023 and 2022 was approximately $0.2 million and nil, respectively.

The following table summarizes RSA activity:

	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding — January 1, 2022	—	$—
Granted	—	$—
Vested	—	$—
Outstanding — December 31, 2022	—	$—
Granted	89,654	$2.39
Vested	(89,654)	$2.39
Outstanding — December 31, 2023	—	$—
Share-Based Compensation Expense
The Company recorded the following compensation expense related to its share-based compensation awards (in thousands):

	Year Ended December 31,
	2023	2022
Sales and marketing	$103	$—
General and administrative	2,327	8,459
Total share-based compensation expense	$2,430	$8,459
Total unrecognized estimated compensation cost by type of award and the weighted-average remaining requisite service period over which such expense is expected to be recognized (in thousands, unless otherwise noted):

	December 31, 2023
	Unrecognized Expense	Remaining Weighted-Average Recognition Period (years)
RSUs	$412	1.3
Stock options	$179	1.3
13.Net Loss per Share
Basic net loss per share is computed by dividing net loss applicable to common shareholders by the weighted-average number of common shares outstanding during the period. Preferred shares, common share outstanding purchase warrants, and outstanding options and RSUs are considered common stock equivalents and are only included in the calculation of diluted earnings per common share when net income is reported and their effect is dilutive. For all periods presented, there is no difference in the number of shares used to calculate basic and diluted shares outstanding due to the Company’s net loss position.
Anti-dilutive common share equivalents excluded from the computation of diluted net loss per share were as follows:

	December 31,
	2023	2022
Preferred shares	6,216,422	8,571,429
Common share purchase warrants	5,842,354	2,826,220
Options and RSUs outstanding	454,170	514,788

14.Income Taxes
The Company is subject to taxation in Canada and also in certain foreign tax jurisdictions. The Company's tax returns for calendar year 2016 and forward are subject to examination by the Canadian tax authorities. The Company's tax returns for fiscal year 2019 and forward are subject to examination by the U.S. federal and state tax authorities.
The Company recognizes the impact of an uncertain income tax position on its income tax return at the largest amount that is “more likely than not” to be sustained upon audit by the relevant taxing authority. An uncertain tax position will not be recognized if it has less than a 50% likelihood of being sustained.
At December 31, 2023, there were no unrecognized tax benefits. The Company believes it is reasonably possible that, within the next 12 months, the amount of unrecognized tax benefits may remain unchanged. The Company recognizes interest and penalties related to unrecognized tax benefits in its provision for income taxes. The Company had no material accrual for interest and penalties on its consolidated balance sheets at December 31, 2023 and 2022, and recognized no interest and/or penalties in the consolidated statements of operations for the years ended December 31, 2023 and 2022.
The components of loss before income taxes were as follows (in thousands):

	Year Ended December 31,
	2023	2022
Domestic	$(22,962)	$(190,248)
Foreign	(355)	(2,498)
Total	$(23,317)	$(192,746)
A reconciliation of income taxes computed by applying the federal statutory income tax rate of 26.5% to loss before income taxes to the total income tax provision (benefit) reported in the accompanying consolidated statements of operations is as follows (in thousands):

	Year Ended December 31,
	2023	2022
Income tax at statutory rate	$(6,179)	$(50,956)
Foreign rate differential	(78)	444
Change in valuation allowance	12,150	42,334
Share-based compensation expense	1,938	872
Change to provision and other true-ups	(4,250)	4,665
Tax impact of divestiture	(246)	2,793
Tax impact of deconsolidation of SPAC	(1,627)	—
Impairment of investment	(1,639)	—
Other differences	(56)	14
Provision for income taxes	$13	$166
Deferred income taxes reflect the net effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities are shown below. A valuation allowance has been recorded, as realization of such assets is uncertain.

Deferred income taxes are comprised as follows (in thousands):

	December 31,
	2023	2022
Deferred tax assets:
Net operating loss and capital loss carryforwards	$62,575	$41,977
Intangible assets	16,118	21,207
Property and equipment	—	4,325
Provision for losses on deposits due to vendor bankruptcy filings	6,513	4,258
Share-based compensation	83	1,458
Provision for losses on notes receivable	1,017	—
Impairment of investments	3,850	—
Other	2,491	3,424
Deferred tax assets, gross	92,647	76,649
Valuation allowance for deferred tax assets	(88,456)	(76,547)
Deferred tax assets, net of valuation allowance	4,191	102
Deferred tax liabilities:
Property and equipment	(4,191)	—
Right of use liability	—	(102)
Deferred tax liabilities	(4,191)	(102)
Net deferred tax assets (liabilities)	$—	$—
Net deferred tax liabilities is included in other non-current liabilities. At December 31, 2023, the Company had Canadian net operating loss carryforwards of $217.3 million. These carryforwards will begin expiring December 31, 2031, unless previously utilized. The Company also has net capital loss carryforwards in Canada of $37.6 million, which are available indefinitely to offset taxable capital gains.
15.Commitments and Contingencies
Waxahachie Lease
In January 2022, the Company entered into a lease agreement for administrative offices and research facilities located in Waxahachie, Texas (the “Waxahachie Lease”) for approximately 3,600 square feet and has a term of five years. Occupancy was established in November 2022. The Company also pays a pro rata share of operating costs, insurance costs, utilities and real property taxes. On December 28, 2023, the Company sold its service and product segment and the Company is no longer is subject to the Waxahachie Lease.
Rent expense for the operating lease was $86,000 and $14,000 for the years ended December 31, 2023 and 2022, respectively.
The following table includes supplemental information (in thousands):

	Year Ended December 31,
	2023	2022
Cash paid related to operating lease liabilities	$86	$14
Operating lease liabilities arising from obtaining ROU assets	$—	$353
Greenwich Lease
On July 11, 2022, the Company entered into a lease agreement for administrative offices located in Greenwich, Connecticut (the “Greenwich Lease”) for approximately 4,200 square feet. The Greenwich Lease began July 11, 2022 and expired on July 31, 2023. The Company elected the short-term lease exception for the accounting of this lease. Rent expense was approximately $0.1 million for both the years ended December 31, 2023 and 2022.

Services Agreements
On August 19, 2021, the Company entered into a Master Services Agreement (the “Gryphon MSA”) with Gryphon Digital Mining, Inc. (“Gryphon”), under which Gryphon agreed to be the exclusive provider of any and all management services for all of the Company’s blockchain and cryptocurrency-related operations including but not limited to services relating to all mining equipment owned, purchased, leased, operated, or otherwise controlled by the Company at any location (collectively, the “Services”) unless the Gryphon MSA is terminated by the Company. On December 29, 2021, the Company and Gryphon entered into Amendment No. 1 to the Gryphon MSA (the “Gryphon MSA Amendment”) which extended the initial term of the Gryphon MSA to five years as the Company did not receive delivery of a specified minimum number of digital mining machines during 2022. Subject to written notice from the Company and an opportunity by Gryphon to cure for a period of up to 180 days, the Gryphon MSA provided the Company with the right terminate the Gryphon MSA in the event of: (i) Gryphon’s failure to perform the Services under the Gryphon MSA in a professional and workmanlike manner in accordance with generally recognized digital mining industry standards for similar services, or (ii) Gryphon’s gross negligence, fraud or willful misconduct in connection with performing the Services. Gryphon shall be entitled to specific performance or termination for cause in the event of a breach by the Company, subject to written notice and an opportunity to cure for a period of up to 180 days. As consideration for the Gryphon MSA, Gryphon received the equivalent of 22.5% of the net operating profit, as defined in the Gryphon MSA, of all of the Company’s blockchain and digital currency related operations as a management fee. In addition, any costs Gryphon incurred on the Company's behalf were reimbursed to Gryphon as defined in the Gryphon MSA. During the years ended December 31, 2023 and 2022, the Company paid costs under the Gryphon MSA of $8.4 million and $1.3 million, respectively.
On April 7, 2023, the Company filed litigation against Gryphon outlining several breaches to the Gryphon MSA, including but not limited to, several fiduciary and operational breaches. On October 6, 2023, in accordance with the cure period, the Company terminated the Gryphon MSA. In November 2023, Gryphon indicated that upon receipt of certain information it would remit outstanding Bitcoin proceeds, less fees and expenses that the Company asserts is currently held by Gryphon on behalf of the Company, which the Company believes amounts to approximately 21.6 Bitcoin and approximately $0.6 million of revenue at December 31, 2023, before factoring in fees and expenses. Due to the uncertainty regarding when the Company would receive the Bitcoin, the Bitcoin proceeds, less fees and expenses, will be recognized when received.
On October 18, 2023, the Company entered into a Hosting Agreement with Joshi Petroleum, LLC (the “Joshi Hosting Agreement”) for rack space, network services, electrical connections, routine facility maintenance, and technical support of certain of the Company’s mining equipment. The Joshi Hosting Agreement has an initial term of three years with subsequent one year renewal periods until either party provides written notice to the other party of its desire to avoid and given renewal term at least 30 days in advance of the conclusion of the prior initial term or renewal period. As required by the Joshi Hosting Agreement, the Company paid a deposit of $0.1 million, and will pay an additional $0.2 million, representing the last two months of estimated service fees. During the years ended December 31, 2023 and 2022, the Company incurred costs under the Joshi Hosting Agreement of $0.1 million and nil, respectively.
On April 4, 2023, the Company entered into a Master Hosting Services Agreement with Rebel Mining Company, LLC (the “Rebel Hosting Agreement”) for rack space, network services, electrical connections, routine facility maintenance, and technical support of certain of the Company’s mining equipment. The Rebel Hosting Agreement has a term of three years with subsequent one year renewal periods. As required by the Rebel Hosting Agreement, the Company paid a deposit of $2.6 million representing the last two months of estimated service fees. During the years ended December 31, 2023 and 2022, the Company incurred costs under the Rebel Hosting Agreement of $5.3 million and nil, respectively. Costs incurred under the Rebel Hosting Agreement of $3.0 million were paid through the Gryphon MSA and are included in the Gryphon MSA costs above. On October 6, 2023, the Company terminated the Gryphon MSA, and the Company pays costs under the Rebel Hosting Agreement directly.

On February 8, 2023, the Company entered into a Hosting Agreement with Lancium FS 25, LLC (the “Lancium Hosting Agreement”) for rack space, network services, electrical connections, routine facility maintenance, and technical support of certain of the Company’s mining equipment. The Lancium Hosting Agreement has a term of two years with subsequent one year renewal periods. As required by the Lancium Hosting Agreement, the Company paid a deposit of $0.2 million representing a partial payment towards the last two months of estimated service fees. During the years ended December 31, 2023 and 2022, the Company incurred costs under the Lancium Hosting Agreement of $1.9 million and nil, respectively. Costs incurred under the Lancium Hosting Agreement of $1.2 million were paid through the Gryphon MSA and are included in the Gryphon MSA costs above. On October 6, 2023, the Company terminated the Gryphon MSA, and the Company pays costs under the Lancium Hosting Agreement directly.
On June 3, 2022, the Company entered into a Master Agreement with Compute North LLC (the “Compute North MA”) for, the colocation, management, and other services of certain of the Company’s mining equipment for an initial term of five years. As of December 31, 2023, the Company has deposits, in the aggregate, of $0.7 million to Compute North for which during the years ended December 31, 2023 and 2022, the Company recorded a $0.3 million and $0.4 million, respectively, provision for losses on the deposit due to Compute North’s 2022 bankruptcy filing. During both the years ended December 31, 2023 and 2022, the Company incurred no costs under the Compute North MA.
In December 2022, the Compute North MA was assigned to GC Data Center Granbury, LLC (the “GC Data Center MA”) and has a term of five years from such assignment date. Under the GC Data Center MA, the monthly service fee is payable based on the actual hashrate performance of the equipment per miner type per location as a percentage of the anticipated monthly hashrate per miner type. A deposit of $0.5 million previously paid to Compute North for the last two months of monthly service fees was remitted to GC Data Center on behalf of the Company and is included in prepaid digital hosting services at December 31, 2023. The Company incurred costs under the GC Data Center MA of $5.1 million and $0.1 million during the years ended December 31, 2023 and 2022, respectively. During the years ended December 31, 2023 and 2022, costs incurred under the GC Data Center MA of $2.2 million and $0.1 million, respectively were paid through the Gryphon MSA and are included in the Gryphon MSA costs above. On October 6, 2023, the Company terminated the Gryphon MSA, and the Company pays costs under the GC Data Center MA directly.
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
During both the years ended December 31, 2023 and 2022, the Company incurred costs under the Sub-Lease Amendment of $0.6 million. The costs incurred under the Sub-Lease Amendment were paid through the Gryphon MSA and included in the Gryphon MSA costs above. As of December 31, 2023, the Company has a pre-paid deposit balance of $33.9 million towards the Hosting Sub-Lease, which the Company has recorded a $23.9 million provision for losses on the deposit due to Core Scientific’s Chapter 11 bankruptcy filing in December 2022. During the years ended December 31, 2023 and 2022, the Company had $8.2 million and $15.7 million, respectively, of expense included in provision for losses on deposits due to vendor bankruptcy filings on the consolidated statements of operations.

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
NuMiner Machine Purchase Agreement
In November 2021, the Company paid a $10.0 million refundable deposit to NuMiner Global, Inc. (“NuMiner”) and in February 2022, entered into an agreement with NuMiner to purchase 60,000 units of new NM440 Machines (the “NuMiner Agreement”) for the purpose of mining Bitcoin. In June 2022, the NuMiner Agreement was terminated and the Company requested the $10.0 million deposit be refunded. At December 31, 2022, the Company recorded a $10.0 million provision for losses on the deposit for mining equipment due to collectability issues with NuMiner.
Underwriting Agreement
Subject to the terms of the underwriting agreement for MEOA’s initial public offering, as amended on August 30, 2022, the underwriter earned a deferred underwriting fee of $4.6 million, which was recorded as deferred underwriting fee in the Company’s consolidated balance sheets at December 31, 2022, and was held in a restricted trust account. At December 31, 2023, the deferred underwriting fee was nil as MEOA was no longer subject to consolidation with the Company.
Letters of credit
During the ordinary course of business, the Company provides standby letters of credit to third parties as required for certain transactions initiated by the Company. As of December 31, 2023, the Company had no outstanding standby letters of credit.
Extended Warranty
The Company had nil and $6,700 in deferred costs included in other current and non-current assets related to deferred service revenue at December 31, 2023 and 2022, respectively. Changes in the liability for deferred revenue associated with extended warranties and service contracts were as follows (in thousands):

Deferred Revenue
Liability at January 1, 2022	$214
Revenue recognized during the period	(190)
Change in liability for warranties issued during the period	115
Liability at December 31, 2022	139
Revenue recognized during the period	(121)
Change in liability for warranties issued during the period	163
Liabilities sold	(181)
Liability at December 31, 2023	$—

Litigation
The Company is, from time to time, subject to claims and suits arising in the ordinary course of business. The Company cannot predict the final outcome of such proceedings. Where appropriate, the Company vigorously defends such claims, lawsuits and proceedings. Paid expenses related to the defense of such claims are recorded by the Company as incurred and paid. On the basis of current information, the Company does not believe there is a reasonable possibility that a material loss, if any, will result from any claims, lawsuits and proceedings to which the Company is subject to either individually, or in the aggregate.
On April 7, 2023, the Company filed a suit against Gryphon in the U.S. District Court for the Southern District of New York. The Company alleges, among other things, that Gryphon materially breached its obligations to the Company, both its contractual duties under the Gryphon MSA dated August 19, 2021, and its fiduciary duties, including as a custodian of the Company’s assets. On August 22, 2023, Gryphon asserted counterclaims alleging breach of contract, breach of the implied covenant of good faith and fair dealing, negligence in managing its computer systems, and defamation. On November 7, 2023, Gryphon voluntarily dismissed its defamation claim. Gryphon has amended its complaint several times, and on December 14, 2023, added a second breach of contract claim predicated on another alleged breach of the Gryphon MSA. On February 2, 2024, the Company filed a partial motion to dismiss the second breach of contract claim, the negligence claim, and the breach of the implied covenant claim for failure to state a claim. On February 16, 2024, the court so-ordered a stipulation agreed to by the parties dismissing the second breach of contract claim, the negligence claim, and the breach of the implied covenant claim with prejudice. The so-ordered stipulation expressly preserves the Company’s ability to seek the recovery of its costs and attorney’s fees incurred in connection with the dismissed claims. The Company disputes the allegations against it and intends to vigorously defend itself and to vigorously pursue its claims against Gryphon. At this preliminary stage, the Company believes that Gryphon’s claims lack merit; however, because this litigation is still at this early stage, the Company cannot reasonably estimate the likelihood of an unfavorable outcome or the magnitude of such an outcome, if any.
16.Segment Information
The Company has two operating segments, (1) Digital Mining and (2) Service and Product. The segment disclosures present the measure(s) used by the chief operating decision maker to decide how to allocate resources and for purposes of assessing such segments’ performance. On December 28, 2023, the Company sold its Service and Product segment.
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
Summary information by segment (in thousands):

Twelve months ended December 31, 2023	Digital Mining	Service and Product	Unallocated	Total Consolidated
Revenue	$19,730	$2,176	$—	$21,906
Segment gross profit	$4,699	$1,263	$—	$5,962
Segment loss from operations	$(12,139)	$(995)	$(16,865)	$(29,999)
Capital expenditures	$1,561	$—	$—	$1,561
Interest expense	$—	$—	$1,183	$1,183
Depreciation and amortization	$6,089	$23	$78	$6,190
Provision for losses on deposits made due to vendor bankruptcy filings	$8,509	$—	$—	$8,509
Impairment of acquired intangible assets	$1,721	$—	$1,231	$2,952

Twelve months ended December 31, 2022	Digital Mining	Service and Product	Unallocated	Total Consolidated
Revenue	$3,443	$2,634	$—	$6,077
Segment gross profit	$1,399	$1,261	$—	$2,660
Segment loss from operations	$(135,048)	$(1,026)	$(21,579)	$(157,653)
Capital expenditures	$17,631	$—	$—	$17,631
Interest expense	$—	$—	$—	$—
Depreciation and amortization	$28,024	$135	$104	$28,263
Impairment of mining equipment	$75,922	$—	$—	$75,922
Provision for losses on deposits made due to vendor bankruptcy filings	$16,069	$—	$—	$16,069
Impairment of acquired intangible assets	$13,182	$—	$—	$13,182
Provision for losses on deposit for mining equipment	$10,000	$—	$—	$10,000
Impairment of investments	$—	$—	$14,529	$14,529
Forgiveness of note receivable	$—	$—	$13,145	$13,145
A summary of segment assets is as follows (in thousands):

As of December 31, 2023	Digital Mining	Service and Product	Unallocated	Total Consolidated
Total assets	$44,338	$—	$1,325	$45,663

As of December 31, 2022	Digital Mining	Service and Product	Unallocated	Total Consolidated
Total assets	$63,077	$689	$19,250	$83,016
Service and product had the following customers that represented more than 10% of revenue.

	Year Ended December 31,
	2023	2022
Customer A	22.0%	19.8%
Customer B	14.3%	13.1%
Customer C	11.3%	—%
Service and product had the following receivable’s that represented more than 10% of accounts receivable.

	December 31, 2023	December 31, 2022
Customer A	—%	22.7%
Customer B	—%	15.2%
Customer C	—%	14.5%
Customer D	—%	10.5%
Customer E	—%	10.2%

17.Subsequent Events
On January 16, 2024, the Company reached a settlement agreement (the “Settlement Agreement”) with Core Scientific, which was approved by a United States Bankruptcy Judge on January 16, 2024 as part of Core Scientific’s emergence from bankruptcy, for $10.0 million of Core Scientific’s equity. The Settlement Agreement includes access to potential additional funds for interest as well as an additional equity pool if the value of Core Scientific’s equity decreases below plan value in the 18 months after the date of the Settlement Agreement commensurate with the other unsecured creditors. On January 23, 2024, the Company received 2,050,982 shares of Core Scientific Inc. common stock trading under the Nasdaq symbol CORZ.
In January 2024, the Company granted 1,114,942 RSUs with a fair value of $2.2 million and vesting periods of up to two years.
In January 2024, the Company granted 246,150 options with a fair value of $0.5 million and a vesting period of 11 months.
Subsequent to December 31, 2023, pursuant to the Modified Hertford Agreement, the Company issued 2,422,710 common shares for the conversion of 16,959 Series H Preferred Shares.