Form 10-Q
period 2024-03-31
Sphere 3D Corp.
filed 2024-05-13
CIK 1591956

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024
or
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of May 3, 2024, there were 18,305,239 shares of the registrant’s common shares outstanding.

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements.
Sphere 3D Corp.
Condensed Consolidated Balance Sheets
(in thousands of U.S. dollars, except shares)
(unaudited)

	March 31, 2024	December 31, 2023
Assets
Current assets:
Cash and cash equivalents	$2,050	$586
Digital assets	127	986
Investment in equity securities	7,260	—
Other current assets	1,981	11,938
Total current assets	11,418	13,510
Property and equipment, net	22,717	24,166
Intangible assets, net	4,210	4,581
Other non-current assets	3,605	3,406
Total assets	$41,950	$45,663
Liabilities, Temporary Equity and Shareholders’ Equity
Current liabilities:
Accounts payable	$2,013	$2,374
Accrued liabilities	1,127	1,179
Accrued payroll and employee compensation	1,685	1,482
Warrant liabilities	76	205
Other current liabilities	106	106
Total current liabilities	5,007	5,346
Commitments and contingencies (Note 12)
Temporary equity:
Series H preferred shares, no par value, unlimited shares authorized, 26,556 and 43,515 shares issued and outstanding as of March 31, 2024 and December 31, 2023, respectively	9,467	13,794
Shareholders’ equity:
Common shares, no par value; unlimited shares authorized, 17,796,326 and 15,373,616 shares issued and outstanding as of March 31, 2024 and December 31, 2023, respectively	481,115	475,702
Accumulated other comprehensive loss	(1,811)	(1,808)
Accumulated deficit	(451,828)	(447,371)
Total shareholders’ equity	27,476	26,523
Total liabilities, temporary equity, and shareholders’ equity	$41,950	$45,663
See accompanying notes to condensed consolidated financial statements.

Sphere 3D Corp.
Condensed Consolidated Statements of Operations
(in thousands of U.S. dollars, except share and per share amounts)
(unaudited)

	Three Months Ended March 31,
	2024	2023

Revenues:
Bitcoin mining revenue	$6,946	$2,524
Service and product revenue	—	502
Total revenues	6,946	3,026
Operating costs and expenses:
Cost of Bitcoin mining revenue	4,307	1,965
Cost of service and product revenue	—	298
Sales and marketing	—	274
Research and development	—	270
General and administrative	3,452	3,471
Depreciation and amortization	1,821	1,025
Change in fair value of Bitcoin	(768)	—
Realized gain on sale of Bitcoin	—	(633)
Impairment of Bitcoin	—	96
Total operating costs and expenses	8,812	6,766
Loss from operations	(1,866)	(3,740)
Other income (expense):
Unrealized loss on investment in equity securities	(2,740)	—
Interest income and other income, net	129	251
Net loss	(4,477)	(3,489)
Less: Non-controlling interest - income	—	16
Net loss available to common shareholders	$(4,477)	$(3,505)

Net loss per share:
Basic and diluted	$(0.27)	$(0.34)
Shares used in computing net loss per share:
Basic and diluted	16,576,914	10,291,965
See accompanying notes to condensed consolidated financial statements.

Sphere 3D Corp.
Condensed Consolidated Statements of Comprehensive Loss
(in thousands of U.S. dollars)
(unaudited)

	Three Months Ended March 31,
	2024	2023

Net loss	$(4,477)	$(3,489)
Other comprehensive loss:
Foreign currency translation adjustment	(3)	(2)
Total other comprehensive loss	(3)	(2)
Comprehensive loss	$(4,480)	$(3,491)
See accompanying notes to condensed consolidated financial statements.

Sphere 3D Corp.
Condensed Consolidated Statements of Shareholders’ Equity
(in thousands of U.S. dollars, except shares)
(unaudited)

	Common Shares		Accumulated Other Comprehensive Loss	Accumulated Deficit	Non-controlling Interest	Total Shareholders' Equity
	Shares	Amount
Balance at January 1, 2024	15,373,616	$475,702	$(1,808)	$(447,371)	$—	$26,523
Cumulative adjustment from adoption of ASU 2023-08	—	—	—	20	—	20
Issuance of common shares for conversion of preferred shares	2,422,710	4,327	—	—	—	4,327
Share-based compensation	—	1,086	—	—	—	1,086
Other comprehensive loss	—	—	(3)	—	—	(3)
Net loss	—	—	—	(4,477)	—	(4,477)
Balance at March 31, 2024	17,796,326	$481,115	$(1,811)	$(451,828)	$—	$27,476

	Common Shares		Accumulated Other Comprehensive Loss	Accumulated Deficit	Non-controlling Interest	Total Shareholders' Equity
	Shares	Amount
Balance at January 1, 2023	9,804,609	$456,402	$(1,799)	$(419,732)	$(306)	$34,565
Cumulative adjustment from adoption of ASU 2016-13	—	—	—	(3,821)	—	(3,821)
Issuance of common shares for conversion of preferred shares	748,427	2,311	—	—	—	2,311
Issuance of common shares pursuant to the vesting of restricted stock units	10,656	—	—	—	—	—
Share-based compensation	—	485	—	—	—	485
Remeasurement of redeemable non-controlling interest	—	—	—	(376)	—	(376)
Other comprehensive loss	—	—	(2)	—	—	(2)
Net loss	—	—	—	(3,505)	16	(3,489)
Balance at March 31, 2023	10,563,692	$459,198	$(1,801)	$(427,434)	$(290)	$29,673

See accompanying notes to condensed consolidated financial statements.

Sphere 3D Corp.
Condensed Consolidated Statements of Cash Flows
(in thousands of U.S. dollars)
(unaudited)

	Three Months Ended March 31,
	2024	2023
Operating activities:
Net loss	$(4,477)	$(3,489)
Adjustments to reconcile net loss to net cash used in operating activities:
Unrealized loss on investment in equity securities	2,740	—
Depreciation and amortization	1,821	1,025
Share-based compensation	1,086	485
Change in fair value of Bitcoin	(768)	—
Change in fair value of warrant liabilities	(129)	(202)
Bitcoin issued for services	538	312
Realized gain on sale of Bitcoin	—	(633)
Impairment of Bitcoin	—	96
Noncash lease cost	—	10
Changes in operating assets and liabilities:
Proceeds from sale of Bitcoin	6,533	3,854
Digital assets	(6,946)	(2,524)
Accounts receivable	—	35
Accounts payable and accrued liabilities	(413)	452
Accrued payroll and employee compensation	203	(173)
Other assets and liabilities, net	(246)	588
Net cash used in operating activities	(58)	(164)
Investing activities:
Proceeds from sale of Bitcoin	1,522	—
Proceeds from sale of property and equipment	—	3,101
Payments for purchase of property and equipment	—	(1,561)
Net cash provided by investing activities	1,522	1,540
Net increase in cash, and cash equivalents	1,464	1,376
Cash, cash equivalents, and restricted cash, beginning of period	586	1,543
Cash, cash equivalents, and restricted cash, end of period	$2,050	$2,919

Reconciliation of cash, cash equivalents and restricted cash to consolidated balance sheets:
Cash and cash equivalents	$2,050	$2,713
Restricted cash	—	206
Total cash, cash equivalents and restricted cash	$2,050	$2,919

Supplemental disclosures of non-cash investing activities:
Settlement of prepaid hosting services deposit with equity securities	$10,000	$—
Remeasurement of redeemable non-controlling interest	$—	$376
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
Liquidity and Going Concern
The Company has recurring losses from operations and incurred a net loss of approximately $4.5 million for the three months ended March 31, 2024. Management has projected that based on our hashing rate at March 31, 2024, cash on hand may not be sufficient to allow the Company to continue operations and there is substantial doubt about the Company’s ability to continue as a going concern within 12 months from the date of issuance of the financial statements if we are unable to raise additional funding for operations. We expect our working capital needs to increase in the future as we continue to expand and enhance our operations. Our ability to raise additional funds for working capital through equity or debt financings or other sources may depend on the financial success of our then current business and successful implementation of our key strategic initiatives, financial, economic and market conditions and other factors, some of which are beyond our control. Further equity financings may have a dilutive effect on shareholders and any debt financing, if available, may require restrictions to be placed on our future financing and operating activities. We require additional capital and if we are unsuccessful in raising that capital at a reasonable cost and at the required times, or at all, we may not be able to continue our business operations in the cryptocurrency mining industry or we may be unable to advance our growth initiatives, either of which could adversely impact our business, financial condition and results of operations.
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

2.Summary of Significant Accounting Policies
Principles of Consolidation
The condensed consolidated financial statements of the Company have been prepared by management in accordance with accounting principles generally accepted in the United States of America (“GAAP”), applied on a basis consistent for all periods. Accordingly, they do not include all of the information and disclosures required by U.S. GAAP for a complete set of financial statements. These condensed consolidated financial statements and notes thereto should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, filed with the Securities and Exchange Commission on March 13, 2024. In the opinion of management, all adjustments of a normal recurring nature considered necessary for a fair presentation have been included. The results of operations of any interim period are not necessarily indicative of the results of operations to be expected for the full fiscal year. These condensed consolidated financial statements include the accounts of the Company and its subsidiaries. All intercompany balances and transactions have been appropriately eliminated in consolidation.
Use of Estimates
The preparation of the condensed consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.
Foreign Currency Translation
The financial statements of the Company’s foreign subsidiary, for which the functional currency is the local currency, is translated into U.S. dollars using the exchange rate at the consolidated balance sheet date for assets and liabilities and a weighted-average exchange rate during the year for revenue, expenses, gains and losses. Translation adjustments are recorded as accumulated other comprehensive income (loss) within shareholders’ equity. Gains or losses from foreign currency transactions are recognized in the condensed consolidated statements of operations. Such transactions resulted in minimal gains or losses for both the three months ended March 31, 2024 and 2023.
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

Investment in Equity Securities
The Company’s investments are in publicly held equity securities which have readily determinable fair values. These equity investments are recorded at fair value with unrealized holding gains and losses recorded in other income or expense in the consolidated statement of operations.
Digital Assets
Digital assets are included in current assets in the consolidated balance sheets due to the Company’s ability to sell Bitcoin in a highly liquid marketplace and the sale of Bitcoin to fund operating expenses to support operations. Bitcoin held are accounted for as intangible assets with indefinite useful lives. The proceeds from the sale of Bitcoin are included within operating or investing activities in the consolidated statements of cash flows depending on the length of time the Bitcoin is held. The Company adopted ASU 2023-08 effective January 1, 2024, which requires Bitcoin to be valued at fair value each reporting period with changes in fair value recorded in operating expenses in the consolidated statements of operations. The fair value of Bitcoin is measured using the period-end closing price from the Company’s principal market. When Bitcoin is sold, the gains and losses from such transactions are measured as the difference between the cash proceeds and the carrying basis of the Bitcoin as determined on a first in-first out (“FIFO”) basis and are recorded within the same line item, Change in Fair Value of Bitcoin, in the consolidated statements of operations.
Prior to the adoption of ASU 2023-08, the Company accounted for its digital assets, Bitcoin, as indefinite-lived intangible assets. The digital assets were recorded at cost less impairment. An impairment analysis was performed daily to determine if the fair value of Bitcoin was lower than the carrying value for Bitcoin until the Bitcoin was disposed of or until the end of the reporting period, whichever came first. The fair value of digital assets was determined on a nonrecurring basis based on the lowest intraday quoted price as reported in the Company’s principal market. If the carrying value of the digital asset exceeded the fair value, an impairment loss had occurred with respect to those digital assets in the amount equal to the difference between their carrying values and the fair value determined. Impairment losses were recognized in operating expenses in the consolidated statements of operations in the period in which the impairment is identified. The impaired digital assets were written down to their fair value at the time of impairment and this new cost basis would not be adjusted upward for any subsequent increase in fair value. Gains are not recorded until realized upon sale or disposition.
Digital assets awarded to the Company through its mining activities were included within operating activities on the consolidated statements of cash flows. The disposal of digital assets were included within operating activities in the consolidated statements of cash flows and any realized gains or losses from such sales are included in operating costs and expenses in the consolidated statements of operations. The Company accounted for its gains or losses in accordance with the FIFO method of accounting.
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
Supplier agreements are amortized on a straight-line basis over their economic lives of 5 years as this method most closely reflects the pattern in which the economic benefits of the assets will be consumed.
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
Warrant Liabilities
Warrant liabilities are presented at fair value on the consolidated balance sheets. The warrant liabilities are subject to remeasurement at each balance sheet date and any change in fair value is recognized in interest income and other income, net, in the consolidated statements of operations.
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
The Company’s fractional share is based on the proportion of computing power the Company contributed to the mining pool operator to the total computing power contributed by all mining pool participants in solving the current algorithm. The contracts are terminable at any time by either party without compensation and the Company’s enforceable right to compensation only begins when the Company starts providing computing power to the mining pool operator (which occurs daily at midnight Universal Time Coordinated (“UTC”)). The contract arises at the point that the Company provides computing power to the mining pool operator, which is beginning contract day at midnight UTC (contract inception), as customer consumption is in tandem with daily earnings of delivery of the computing power. According to the customer contract, daily earnings are calculated from midnight-to-midnight UTC time, and the payout is made one hour later at 1:00 AM UTC time.

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
Comprehensive Income (Loss)
Comprehensive income (loss) and its components encompass all changes in equity other than those arising from transactions with shareholders, including net loss and foreign currency translation adjustments, and is disclosed in a separate condensed consolidated statements of comprehensive loss.
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
Segment Reporting
Operating segments are defined as components of an enterprise for which separate financial information is available and evaluated regularly by the chief operating decision maker, or decision-making group, in deciding the method to allocate resources and assess performance. Through the period ended December 28, 2023, the Company had two operating segments. On December 28, 2023, the Company sold its service and product segment. At March 31, 2024, the Company has one operating segment and one reporting segment.
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
Recently Adopted Accounting Pronouncements
In December 2023, the FASB issued ASU 2023-08, Intangibles - Goodwill - and Other - Crypto Assets (Subtopic 350-60): Accounting For and Disclosure of Crypto Assets (“ASU 2023-08”), which requires that an entity measure crypto assets at fair value in the statement of financial position each reporting period and recognize changes from remeasurement in net income. The amendments also require that an entity provide enhanced disclosures for both annual and interim reporting periods to provide investors with relevant information to analyze and assess the exposure and risk of significant individual crypto asset holdings. In addition, fair value measurement aligns the accounting required for holders of crypto assets with the accounting for entities that are subject to certain industry-specific guidance and eliminates the requirement to test those assets for impairment, thereby reducing the associated cost and complexity of applying the current guidance. The Company’s digital assets are within the scope of the new guidance and the transition requires a cumulative-effect adjustment as of the beginning of the current fiscal year for any difference between the carrying amount of the Company’s digital assets and fair value. Effective January 1, 2024, the Company early adopted ASU 2023-08 and recorded a $20,000 decrease to the opening balance of accumulated deficit and an increase to digital assets.
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
Assets and Liabilities that are Measured at Fair Value on a Recurring Basis
The Company’s consolidated financial instruments include cash equivalents, investment in equity securities, accounts payable, accrued liabilities, and warrant liabilities. Fair value estimates of these instruments are made at a specific point in time, based on relevant market information. These estimates may be subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. The carrying amount of cash equivalents, accounts payable and accrued liabilities are generally considered to be representative of their respective fair values because of the short-term nature of those instruments.

The following tables provide a summary of the assets and liabilities that are measured at fair value on a recurring basis (in thousands):

	March 31, 2024
	Fair Value	Level 1	Level 2	Level 3
Assets:
Investment in equity securities	$7,260	$7,260	$—	$—
Bitcoin	127	127	—	—
Total	$7,387	$7,387	$—	$—
Liabilities:
Warrant liabilities	$76	$—	$—	$76

	December 31, 2023
	Fair Value	Level 1	Level 2	Level 3
Liabilities:
Warrant liabilities	$205	$—	$—	$205
The Company’s investments are in publicly held equity securities which have readily determinable fair values. For the three months ended March 31, 2024, the Company recognized an unrealized loss of $2.7 million, within other income (expense) in its consolidated statements of operations related to the fair value change of the investment in equity securities.
The fair value of the warrant liabilities was measured using a Black Scholes valuation model with the following assumptions:

	March 31, 2024	December 31, 2023
Common share price	$1.57	$3.47
Expected volatility	120.0%	120.0%
Risk-free interest rate	4.6%	4.2%
The following table presents the activities of warrant liabilities that are measured at fair value (in thousands):

Warrant liability as of January 1, 2024	$205
Change in fair value LDA warrant	(129)
Warrant liability as of March 31, 2024	$76
Assets and Liabilities that are Measured at Fair Value on a Nonrecurring Basis
The Company's non-financial assets such as property and equipment and intangible assets are recorded at fair value when an impairment is recognized or at the time acquired in an asset acquisition or business combination measured using significant unobservable inputs (Level 3).

4.Digital Assets
The following table presents the activities of Bitcoin (in thousands):

Balance at January 1, 2024	$986
Cumulative effect upon adoption of ASU 2023-08	20
Revenue recognized from Bitcoin mined	6,946
Proceeds from sale of Bitcoin	(8,055)
Bitcoin issued for services	(538)
Change in fair value of Bitcoin	768
Balance at March 31, 2024	$127

The following table presents Bitcoin holdings (in thousands except for number of Bitcoin):

March 31, 2024
Number of Bitcoin held	1.8
Carrying basis of Bitcoin	$123
For the three months ended March 31, 2024, the Company had $0.7 million in realized gains on the sale of Bitcoin.
All additions of Bitcoin were the result of Bitcoin generated by the Company’s Bitcoin Mining operations. All dispositions of Bitcoin were the result of sales on the open market to fund Company operations. The Company's Bitcoin holdings are not subject to sale restrictions and do not serve as collateral for any agreements. As of March 31, 2024 and December 31, 2023, the Company held no other crypto currency.
5.    Note Receivable
Rainmaker Promissory Note
In September 2020, the Company entered into a Senior Secured Convertible Promissory Note with Rainmaker Worldwide Inc. (the “Rainmaker Note”), pursuant to which the Company loaned Rainmaker Worldwide Inc. (“Rainmaker”) the principal amount of $3.1 million. The Rainmaker Note is secured as a registered lien under the Uniform Commercial Code and the Personal Property Security Act (Ontario) against the assets of Rainmaker and bears interest at the rate of 10.0% per annum. In March 2024, the Company and Rainmaker entered into Amendment No. 2 to the Rainmaker Note and the principal amount was revised to $4.2 million and the due date was extended to July 14, 2024, at which time all principal and accrued interest is due and payable. The Company has the right, at any time, to convert all or any portion of the then outstanding and unpaid Rainmaker Note and interest into at the conversion price as defined in the Rainmaker Note. All amounts related to the Rainmaker Note have been fully reserved in prior periods.

6.    Certain Balance Sheet Items
The following table summarizes other current assets (in thousands):

	March 31, 2024	December 31, 2023
Digital mining hosting deposit	$—	$10,000
Prepaid digital hosting services	1,137	980
Prepaid services	289	193
Prepaid insurance	351	575
Other	204	190
Total other current assets	$1,981	$11,938
The December 31, 2023 digital mining hosting deposit was settled by shares of Core Scientific’s common stock issued to the Company, and is included in investment in equity securities at March 31, 2024.
The following table summarizes property and equipment, net (in thousands):

	March 31, 2024	December 31, 2023
Mining equipment	$30,122	$30,122
Accumulated depreciation	(7,405)	(5,956)
Property and equipment, net	$22,717	$24,166
Depreciation expense for property and equipment was $1.4 million and $0.6 million for the three months ended March 31, 2024 and 2023, respectively.
For the three months ended March 31, 2024, the Company sold no miners. For the three months ended March 31, 2023, the Company sold 2,066 miners that were included in mining equipment, for cash proceeds of $3.1 million.
The following table summarizes other non-current assets (in thousands):

	March 31, 2024	December 31, 2023
Prepaid digital hosting services	$3,601	$3,402
Other	4	4
Total other non-current assets	$3,605	$3,406

7.    Intangible Assets
The following table summarizes intangible assets, net (in thousands):

	March 31, 2024	December 31, 2023
Supplier agreements	$37,525	$37,525
Capitalized development costs	103	103
	37,628	37,628
Accumulated amortization:
Supplier agreements	(33,315)	(32,944)
Capitalized development costs	(103)	(103)
	(33,418)	(33,047)
Total finite-lived intangible assets, net	$4,210	$4,581
Amortization expense for intangible assets was $0.4 million for both the three months ended March 31, 2024 and 2023. Estimated amortization expense for intangible assets is approximately $1.1 million for the remainder of 2024 and $1.5 million, $1.5 million, and $0.1 million in fiscal 2025, 2026, and 2027, respectively.
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
The Hertford Group shall not be permitted to sell more than that number of common shares equal to 20% of the previous trading day's volume for common shares traded on the principal exchange upon which the common shares are listed and, for any subsequent trading day, the shares sold by the Hertford Group on the previous trading day shall be excluded when calculating the day's volume. Beginning on January 1, 2025, the Hertford Group shall not be prohibited, restrained or otherwise limited from converting its Series H Preferred Shares or selling any common shares converted from Series H Preferred Shares, subject to applicable laws, exchange requirements and the terms and conditions of the Series H Preferred Shares.
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
In accordance with the authoritative guidance for distinguishing liabilities from equity, the Company has determined that its Series H preferred shares carry certain redemption features beyond the control of the Company. Accordingly, the Series H Preferred Shares are presented as temporary equity. For the three months ended March 31, 2024 and 2023, the Company issued 2,422,710 and 748,427 common shares for the conversion of 16,959 and 5,239 Series H Preferred Shares, respectively.
9.Share Capital
On April 17, 2023, the Company entered into a Securities Purchase Agreement (the “LDA Purchase Agreement”) as amended April 25, 2023, pursuant to which the Company issued to an investor, LDA Capital Limited (the “Investor”) a common share purchase warrant (the “LDA Warrant”) to purchase up to 455,927 common shares of the Company (the “LDA Warrant Shares”). The LDA Warrant is exercisable at an exercise price of $1.342 per share and expires three years from the date of issuance or earlier if the closing of a Fundamental Transaction occurs (defined as merger or consolidation, any sale of substantially all of the Company’s assets, any tender offer or exchange offer pursuant to which common shareholders can tender or exchange their shares for other securities, cash or property, as well as any reclassification of common shares into other securities, cash or property). The exercise price of the LDA Warrant is subject to adjustment for certain stock splits, stock combinations and dilutive share issuances. Pursuant to the terms of the LDA Purchase Agreement, the Company will reserve for issuance 200% of the maximum aggregate number of common shares as are issuable upon exercise in full of the LDA Warrant at any time.

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
Unlimited authorized shares of common shares at no par value are available to the Company. At March 31, 2024, the Company had the following outstanding warrants to purchase common shares:

Date issued	Contractual life (years)	Exercise price	Number outstanding	Expiration
July 2021	3	$28.00	285,716	December 22, 2024
August 2021	3	$45.50	370,787	August 25, 2024
August 2021	3	$52.50	370,787	August 25, 2024
September 2021	5	$66.50	1,614,299	September 8, 2026
October 2021	3	$42.00	121,429	October 1, 2024
February 2022	5	$28.00	14,286	February 7, 2027
February 2022	5	$35.00	14,286	February 7, 2027
February 2022	5	$42.00	14,286	February 7, 2027
April 2023	3	$1.34	73,556	April 17, 2026
August 2023	3	$2.75	800,000	August 11, 2026
August 2023	3	$2.75	2,162,922	August 23, 2026
			5,842,354

10.Equity Incentive Plans
Stock Options
The fair value of option awards are estimated on the date of grant using the Black-Scholes option pricing model. Expected volatility was based on historical volatility of the Company’s common shares. The expected term of options granted was based on the simplified formula. The risk-free interest rate was based on the U.S. Treasury yield for a period consistent with the expected term of the option in effect at the time of the grant. The dividend yield assumption was based on the expectation of no future dividend payments. Option awards can be granted for a maximum term of up to 10 years. The assumptions used in the Black-Scholes model were as follows:

	Three Months Ended March 31, 2024,
	2024	2023
Expected volatility	124.3%	—
Expected term (in years)	3.5	—
Risk-free interest rate	4.09%	—
Dividend yield	—	—
The following table summarizes option activity:

	Shares Subject to Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Options outstanding — January 1, 2024	395,241	$6.34
Granted	246,150	$2.65
Exercised	—	$—
Forfeited	—	$—
Options outstanding — March 31, 2024	641,391	$4.92	4.8	$—
Vested and expected to vest — March 31, 2024	641,391	$4.92	4.8	$—
Exercisable — March 31, 2024	325,599	$5.39	4.2	$—
The weighted average grant date fair values of options granted for the three months ended March 31, 2024 was $2.05 per share. There were no options granted for the three months ended March 31, 2023.
Restricted Stock Units
The following table summarizes RSU activity:

	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding — January 1, 2024	58,929	$9.51
Granted	1,249,942	$1.94
Forfeited	—	$—
Outstanding — March 31, 2024	1,308,871	$2.28
Vested and unreleased — March 31, 2024	385,000	$1.88

The estimated fair value of RSUs was based on the market value of the Company’s common shares on the date of grant. RSUs typically vest over a period of one to three years from the original date of grant. The total grant date fair value of RSUs vested for the three months ended March 31, 2024 and 2023 was approximately $0.7 million and $59,000, respectively. The fair value of RSUs vested for the three months ended March 31, 2024 and 2023 was approximately $0.7 million and $29,000, respectively.
Share-Based Compensation Expense
The Company recorded the following compensation expense related to its share-based compensation awards (in thousands):

	Three Months Ended March 31,
	2024	2023
Sales and marketing	$—	$16
General and administrative	1,086	469
Total share-based compensation expense	$1,086	$485
Total unrecognized estimated compensation cost by type of award and the weighted-average remaining requisite service period over which such expense is expected to be recognized (in thousands, unless otherwise noted):

	March 31, 2024
	Unrecognized Expense	Remaining Weighted-Average Recognition Period (years)
RSUs	$1,949	1.5
Stock options	$480	0.8
11.Net Loss per Share
Basic net loss per share is computed by dividing net loss applicable to common shareholders by the weighted-average number of common shares outstanding for the period. Common share purchase warrants, preferred shares issued and outstanding, and options and RSUs outstanding are considered common stock equivalents and are only included in the calculation of diluted earnings per common share when net income is reported and their effect is dilutive. For all periods presented, there is no difference in the number of shares used to calculate basic and diluted shares outstanding due to the Company’s net loss position.
Anti-dilutive common share equivalents excluded from the computation of diluted net loss per share were as follows:

	Three Months Ended March 31,
	2024	2023
Common share purchase warrants	5,842,354	7,823,000
Preferred shares issued and outstanding	3,793,710	2,821,791
Options and RSUs outstanding	1,950,262	916,450

12.Commitments and Contingencies
Service Agreements
On October 18, 2023, the Company entered into a Hosting Agreement with Joshi Petroleum, LLC (the “Joshi Hosting Agreement”) for rack space, network services, electrical connections, routine facility maintenance, and technical support of certain of the Company’s mining equipment. The Joshi Hosting Agreement has an initial term of three years with subsequent one year renewal periods until either party provides written notice to the other party of its desire to avoid and given renewal term at least 30 days in advance of the conclusion of the prior initial term or renewal period. As required by the Joshi Hosting Agreement, the Company paid a deposit of $0.3 million representing the last two months of estimated service fees. For the three months ended March 31, 2024 and 2023, the Company incurred costs under the Joshi Hosting Agreement of $0.4 million and nil, respectively.
On April 4, 2023, the Company entered into a Master Hosting Services Agreement with Rebel Mining Company, LLC (the “Rebel Hosting Agreement”) for rack space, network services, electrical connections, routine facility maintenance, and technical support of certain of the Company’s mining equipment. The Rebel Hosting Agreement has a term of three years with subsequent one year renewal periods. As required by the Rebel Hosting Agreement, the Company paid deposits of $2.6 million representing the last two months of estimated service fees. For the three months ended March 31, 2024 and 2023, the Company incurred costs under the Rebel Hosting Agreement of $1.5 million and nil, respectively.
On February 8, 2023, the Company entered into a Hosting Agreement with Lancium FS 25, LLC (the “Lancium Hosting Agreement”) for rack space, network services, electrical connections, routine facility maintenance, and technical support of certain of the Company’s mining equipment. The Lancium Hosting Agreement has a term of two years with subsequent one year renewal periods. As required by the Lancium Hosting Agreement, the Company paid a deposit of $0.2 million representing a partial payment towards the last two months of estimated service fees. For the three months ended March 31, 2024 and 2023, the Company incurred costs under the Lancium Hosting Agreement of $0.8 million and nil, respectively.
In December 2022, the Compute North master agreement was assigned to GC Data Center Granbury, LLC (the “GC Data Center MA”) and has a term of five years from such assignment date. Under the GC Data Center MA, the monthly service fee is payable based on the actual hashrate performance of the equipment per miner type per location as a percentage of the anticipated monthly hashrate per miner type. As required by the service agreement, the Company paid a deposit of $0.5 million representing the last two months of estimated service fees. In the first quarter of 2024, the GC Data Center MA was assumed by Marathon Digital Holdings and will be referred to as the Marathon MA going forward. The Company incurred costs under the Marathon MA of $1.1 million for the three months ended March 31, 2024. The Company incurred costs under the GC Data Center MA of $1.3 million for the three months ended March 31, 2023.
Hosting Sub-License
On October 5, 2021, the Company entered into a Sub-License and Delegation Agreement (“Hosting Sub-Lease”) by and between Gryphon Digital Mining, Inc. (“Gryphon”) and the Company, which assigned to the Company certain Master Services Agreement, dated as of September 12, 2021 (the “Core Scientific MSA”), by and between Core Scientific, Inc. (“Core Scientific”), and Gryphon and Master Services Agreement Order #2 (“Order 2”). The agreement allowed for approximately 230 MW of carbon neutral digital mining hosting capacity to be managed by Core Scientific as hosting partner.

On January 16, 2024, the Company reached a settlement agreement (the “Settlement Agreement”) with Core Scientific, which was approved by a United States Bankruptcy Judge on January 16, 2024 as part of Core Scientific’s emergence from bankruptcy, for $10.0 million of Core Scientific’s equity. The Settlement Agreement includes access to potential additional funds for interest as well as an additional equity pool if the value of Core Scientific’s equity decreases below plan value in the 18 months after the date of the Settlement Agreement commensurate with the other unsecured creditors. On January 23, 2024, the Company received 2,050,982 shares of Core Scientific Inc. common stock trading under the Nasdaq symbol CORZ, which is included in investment in equity securities at March 31, 2024.
Letters of credit
During the ordinary course of business, the Company provides standby letters of credit to third parties as required for certain transactions initiated by the Company. As of March 31, 2024, the Company has no standby letters of credit outstanding.
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
On April 7, 2023, the Company filed a suit against Gryphon in the U.S. District Court for the Southern District of New York. The Company alleges, among other things, that Gryphon materially breached its obligations to the Company, both its contractual duties under the Gryphon Master Services Agreement (the “Gryphon MSA”) dated August 19, 2021, and its fiduciary duties, including as a custodian of the Company’s assets. On August 22, 2023, Gryphon asserted counterclaims alleging breach of contract, breach of the implied covenant of good faith and fair dealing, negligence in managing its computer systems, and defamation. On November 7, 2023, Gryphon voluntarily dismissed its defamation claim. Gryphon has amended its complaint several times, and on December 14, 2023, added a second breach of contract claim predicated on another alleged breach of the Gryphon MSA. On February 2, 2024, the Company filed a partial motion to dismiss the second breach of contract claim, the negligence claim, and the breach of the implied covenant claim for failure to state a claim. On February 16, 2024, the court so-ordered a stipulation agreed to by the parties dismissing the second breach of contract claim, the negligence claim, and the breach of the implied covenant claim with prejudice. The so-ordered stipulation expressly preserves the Company’s ability to seek the recovery of its costs and attorney’s fees incurred in connection with the dismissed claims. The Company disputes the allegations against it and intends to vigorously defend itself and to vigorously pursue its claims against Gryphon. At this preliminary stage, the Company believes that Gryphon’s claims lack merit; however, because this litigation is still at this early stage, the Company cannot reasonably estimate the likelihood of an unfavorable outcome or the magnitude of such an outcome, if any.
On March 19, 2024, the Company filed a separate lawsuit against Gryphon in the U.S. District Court for the Southern District of New York. The Company alleged that Gryphon converted Sphere’s certain digital assets after the termination of the Gryphon MSA. After the Company filed the lawsuit, Gryphon returned proceeds stemming from the sale of Bitcoin. The Company subsequently dismissed the suit without prejudice. In March 2024, the Company received $1.5 million in proceeds from the sale of Bitcoin, which are included in the statements of cash flows within investing activities.

13.Segment Information
The Company had two operating segments, (1) Digital Mining and (2) Service and Product. The segment disclosures present the measure(s) used by the chief operating decision maker to decide how to allocate resources and for purposes of assessing such segments’ performance. On December 28, 2023, the Company sold its Service and Product segment. As of March 31, 2024, the Company has one operating segment and one reporting segment.
The Digital Mining segment generates revenue from the digital currency the Company earns through its Bitcoin mining activities. The Company generates its digital mining revenue from two mining pool operators. The Company’s revenue from digital mining is generated in the United States.
The Service and Product segment generated revenue from customer contracts for service and extended service contract and the sale of products related to the Company’s data storage product line. The Company’s revenue from service and product was generated in the United States.
Summary information by segment (in thousands):

Three months ended March 31, 2023	Digital Mining	Service and Product	Unallocated	Total Consolidated
Revenue	2,524	502	—	3,026
Segment gross profit	559	204	—	763
Segment loss from operations	109	(457)	(3,392)	(3,740)
Capital expenditures	1,561	—	—	1,561
Depreciation and amortization	985	14	26	1,025
Service and product had the following customers that represented more than 10% of segment revenue.

	Three Months Ended March 31,
	2024	2023
Customer A	—%	23.7%
Customer B	—%	14.9%
Customer C	—%	10.9%
14.Subsequent Events
Subsequent to March 31, 2024, the Company issued 423,570 common shares for the conversion of 2,965 Series H Preferred Shares.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
The following quarterly management’s discussion and analysis (“MD&A”) should be read in conjunction with our unaudited condensed consolidated financial statements and the accompanying notes of Sphere 3D Corp. (the “Company”) for the three months ended March 31, 2024. The condensed consolidated financial statements have been presented in United States (“U.S.”) dollars and have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). Unless the context otherwise requires, any reference to the “Company,” “Sphere 3D,” “we,” “our,” “us” or similar terms refers to Sphere 3D Corp. and its subsidiaries. Unless otherwise indicated, all references to “$” and “dollars” in this discussion and analysis mean U.S. dollars.
This report includes forward-looking statements that are subject to risks and uncertainties. This forward-looking information includes, but is not limited to, statements with respect to management’s expectations regarding the future growth, results of operations, performance and business prospects of Sphere 3D. This forward-looking information relates to, among other things, future business plans and business planning process, uses of cash, and may also include other statements that are predictive in nature, or that depend upon or refer to future events or conditions. The words “could”, “expects”, “may”, “will”, “anticipates”, “assumes”, “intends”, “plans”, “believes”, “estimates”, “guidance”, and similar expressions are intended to identify statements containing forward-looking information, although not all forward-looking statements include such words. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances contain forward-looking information. Statements containing forward-looking information are not historical facts but instead represent management’s expectations, estimates and projections regarding future events.
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

We owned approximately 13,530 miners as of March 31, 2024, of which approximately 12,488 were in service. We do not have scheduled downtime for our miners. We periodically perform both scheduled and unscheduled maintenance on our miners, but such downtime has not historically been significant. Depending on the type of repair, the miner may run at a reduced speed or be taken offline. We use multiple software programs to monitor the performance of our machines. The miners owned as of March 31, 2024 have a range of energy efficiency (joules per terahash – “J/th”) of 21.5 to 38 J/th with an average energy efficiency of 28.4 J/th. The miner efficiency is an indication of how efficient we can earn Bitcoin and minimize cost to run the miner.
We obtain Bitcoin as a result of our mining operations, and we sell Bitcoin to support our operations and strategic growth. We do not currently plan to engage in regular trading of Bitcoin other than sales to convert our Bitcoin into U.S. dollars. Decisions to hold or sell Bitcoins are currently determined by management by analyzing forecasts and monitoring the market in real time. We have a hybrid treasury strategy to hold Bitcoin when possible, and sell to fund working capital requirements.
As of March 31, 2024, we held approximately 1.8 Bitcoin. The carrying value of our Bitcoin as of March 31, 2024 was $0.1 million on our consolidated balance sheet. We account for our Bitcoin as indefinite-lived intangible assets. Effective January 1, 2024, we early adopted ASU 2023-08, Intangibles - Goodwill - and Other - Crypto Assets (Subtopic 350-60): Accounting For and Disclosure of Crypto Assets (“ASU 2023-08”) and recorded a $20,000 decrease to the opening balance of accumulated deficit and an increase to digital assets. The new guidance requires Bitcoin to be valued at fair value each reporting period with changes in fair value recorded in operating expenses in the consolidated statement of operations. The fair value of Bitcoin is measured using the period-end closing price from the Company’s principal market. When Bitcoin is sold, the gains and losses from such transactions are measured as the difference between the cash proceeds and the carrying basis of the Bitcoin as determined on a first in-first out (“FIFO”) basis and are recorded within the same line item, Change in fair value of Bitcoin, in the consolidated statements of operations.
We are strategizing for our future growth by working on a plan to refresh a significant portion of our fleet with newer-generation machines to bolster efficiency. We expect this to lead to greater gross profits given that more efficient machines typically use less power and generate more Bitcoin. We expect to start the process of removing the older machines during the second quarter of 2024 and to begin replacing them with newer generation machines, continuing in a phased approach over the remainder of the year.
Recent Key Events
•On January 16, 2024, we reached a settlement agreement (the “Settlement Agreement”) with Core Scientific, which was approved by a United States Bankruptcy Judge on January 16, 2024 as part of Core Scientific’s emergence from bankruptcy, for $10.0 million of Core Scientific’s equity. The Settlement Agreement includes access to potential additional funds for interest as well as an additional equity pool if the value of Core Scientific’s equity decreases in the 18 months after the date of the Settlement Agreement commensurate with the other unsecured creditors. On January 23, 2024, we received 2,050,982 shares of Core Scientific Inc. common stock trading under the Nasdaq symbol CORZ.
•In March 2024, we received proceeds from the 21.6 Bitcoin that was outstanding at December 31, 2023.
•In the first three months of 2024, we issued 2,422,710 common shares for the conversion of 16,959 Series H Preferred Shares. Subsequent to March 31, 2024, we issued 423,570 common shares for the conversion of 2,965 Series H Preferred Shares.

Results of Operations
The First Quarter of 2024 Compared with the First Quarter of 2023
Revenue
We generated revenues of $6.9 million and $3.0 million during the first quarter of 2024 and 2023, respectively. The $3.9 million increase in revenue is primarily due to an increase in revenues from our Bitcoin mining operation as additional miners were deployed, as well as the receipt of outstanding Bitcoin proceeds, which resulted in $0.6 million of revenue not recognized in the prior year due to the uncertainty regarding when we would receive the Bitcoin.
On December 28, 2023, we sold our Service and Product segment. During the first quarter of 2024, all of our revenue was derived from Bitcoin mining.
Operating Expenses
Cost of Revenue
Direct cost of revenues during the first quarter of 2024 and 2023 were $4.3 million and $2.3 million, respectively, representing an increase of $2.0 million primarily due to the increase in miners deployed related to our digital mining operation.
Sales and Marketing Expense
Sales and marketing expenses were nil and $0.3 million for the first quarter of 2024 and 2023, respectively. The decrease of $0.3 million was due to the sale of our Service and Product segment in December 2023 and we no longer have sales and marketing expense.
Research and Development Expense
Research and development expenses were nil and $0.3 million for the first quarter of 2024 and 2023, respectively. The decrease of $0.3 million was due to the sale of our Service and Product segment in December 2023 and we no longer have research and development expense.
General and Administrative Expense
General and administrative expenses were $3.5 million for both the first quarter of 2024 and 2023. While there was no overall change in the comparative balances some increases and decreases to be noted are an increase of $0.6 million in share-based compensation primarily related to awards to certain executives, and an increase of $0.2 million for employee and related expenses primarily associated with executive bonuses. These increases were offset by decreases of $0.3 million associated with outside services related to our expansion into the digital mining industry, $0.2 million related to operating costs for our former special purpose acquisition company which no longer exists for 2024, and an aggregate $0.2 million decrease in legal fees associated with our digital mining operation and insurance cost primarily related to our insurance.
Depreciation and Amortization Expense
Depreciation and amortization expense was $1.8 million and $1.0 million for the first quarter of 2024 and 2023, respectively. The increase of $0.8 million was primarily due to depreciation related to our digital mining machines.
Change in Fair Value of Bitcoin
Change in fair value of Bitcoin was $0.8 million and nil for the first quarter of 2024 and 2023, respectively. Effective January 1, 2024, we early adopted ASU 2023-08 and recorded a $20,000 decrease to the opening balance of accumulated deficit and an increase to digital assets. The gain in the first quarter of 2024 is the change in fair value of the Bitcoin held, as well as the gains and losses from when the Bitcoin was sold. Sale transactions are measured as the difference between the cash proceeds and the carrying basis of the Bitcoin as determined on a FIFO basis.

Realized Gain on Sale of Bitcoin
Realized gain on sale of Bitcoin was nil and $0.6 million for the first quarter of 2024 and 2023, respectively. The first quarter of 2023 is due to the sale of Bitcoin and the difference between the sales proceeds from the Bitcoin and the carrying amount. Typically gains are higher when Bitcoin prices are increasing over a holding period. Effective January 1, 2024, we early adopted ASU 2023-08, and in accordance with the new guidance we no longer report impairment of Bitcoin and realized gain on sale of Bitcoin separately. Instead, current period comparable information is reported in the line item Change in fair value of Bitcoin in the consolidated statement of operations.
Non-Operating Income and Expenses
Unrealized Loss on Investment in Equity Securities
Unrealized loss on investment in equity securities was $2.7 million and nil for the first quarter of 2024 and 2023, respectively. The loss was related to our equity investment in Core Scientific Inc., a publicly traded company.
Liquidity and Capital Resources
We have recurring losses from operations. Our primary source of cash flow is generated from Bitcoin mining revenue. In addition, in the past we have financed our operations through proceeds from private and public sales of securities. At March 31, 2024, we had cash and cash equivalents of $2.1 million compared to cash and cash equivalents of $0.6 million at December 31, 2023. As of March 31, 2024, we had working capital of $6.4 million reflecting a decrease of $1.8 million since December 31, 2023 primarily related to the $2.7 million loss on our investment in equity securities offset by an increase in cash. Cash management continues to be a top priority. We expect to incur negative operating cash flows as we work to increase our Bitcoin mining revenue and maintain operational efficiencies.
Management has projected that based on our hashing rate at March 31, 2024, cash on hand may not be sufficient to allow us to continue operations and there is substantial doubt about the Company’s ability to continue as a going concern within 12 months from the date of issuance of the financial statements if we are unable to raise additional funding for operations. We expect our working capital needs to increase in the future as we continue to expand and enhance our operations. Our ability to raise additional funds for working capital through equity or debt financings or other sources may depend on the financial success of our then current business and successful implementation of our key strategic initiatives, financial, economic and market conditions and other factors, some of which are beyond our control. Further equity financings may have a dilutive effect on shareholders and any debt financing, if available, may require restrictions to be placed on our future financing and operating activities. If we require additional capital and are unsuccessful in raising that capital at a reasonable cost and at the required time, or at all, we may not be able to continue our business operations in the cryptocurrency mining industry or we may be unable to advance our growth initiatives, either of which could adversely impact our business, financial condition and results of operations.
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

The following table shows a summary of our cash flows (used in) provided by operating activities and investing activities (in thousands):

	Three Months Ended March 31,
	2024	2023
Net cash used in operating activities	$(58)	$(164)
Net cash provided by investing activities	$1,522	$1,540
Net cash used in operating activities. The use of cash during the first three months of 2024 was primarily a result of our net loss of $4.5 million, offset by $5.3 million in non-cash items, which primarily included an unrealized loss on investment in equity securities, depreciation, amortization of intangible assets, share-based compensation expense, realized gain on sale of digital assets, change in fair value of Bitcoin, Bitcoin issued for services, and change in fair value of warrant liabilities.
Net cash provided by investing activities. During the first three months of 2024, we received $1.5 million from proceeds from the sale of Bitcoin. During the first three months of 2023, we sold 2,066 miners originally included in mining equipment, for cash proceeds of $3.1 million and we paid $1.6 million towards digital asset mining machines and shipping costs.
Off-Balance Sheet Information
During the ordinary course of business, we may provide standby letters of credit to third parties as required for certain transactions initiated by us. As of March 31, 2024, we have no standby letters of credit outstanding.
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
Our significant accounting policies are described in Note 2 to the consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023. The accounting estimates that are most critical to a full understanding and evaluation of our reported financial results are described in Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2023. There were no material changes to our critical accounting estimates during the three months ended March 31, 2024.
Recent Accounting Pronouncements
Refer to Note 2 - Summary of Significant Accounting Policies to our condensed consolidated financial statements for a discussion of recent accounting pronouncements and their effect, if any, on us.
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
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended March 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II - OTHER INFORMATION
Item 1.    Legal Proceedings.
For a discussion of our legal proceedings, see Note 12. Commitments and Contingencies to our Consolidated Financial Statements.
Item 1A. Risk Factors.
An investment in our Company involves a high degree of risk. In addition to the risk factors and other information included or incorporated by reference to this report, you should carefully consider each of the risk factors described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023, which is available on SEDAR at www.sedar.com and EDGAR at www.sec.gov. These risks and uncertainties are not the only ones we face. Additional risks and uncertainties not presently known to us or that we currently consider immaterial may also impair our business operations. If any of the risks occur, our business and financial results could be harmed and the trading price of our common shares could decline.
Changing environmental regulation and public energy policy may expose our business to new risks.
Our Bitcoin mining operations require a substantial amount of power and can only be successful, and ultimately profitable, if the costs we incur, including for electricity, are lower than the revenue we generate from our operations. As a result, any mine we establish can only be successful if we can obtain sufficient electrical power for that mine on a cost-effective basis, and our establishment of new mines requires us to find locations where that is the case. For instance, our plans and strategic initiatives for expansion are based, in part, on our understanding of current environmental and energy regulations, policies, and initiatives enacted by federal, New York State and Georgia State regulators. If new regulations are imposed, or if existing regulations are modified, the assumptions we made underlying our plans and strategic initiatives may be inaccurate, and we may incur additional costs to adapt our planned business, if we are able to adapt at all, to such regulations.
In addition, there continues to be a lack of consistent climate legislation, which creates economic and regulatory uncertainty for our business because the Bitcoin mining industry, with its high energy demand, may become a target for future environmental and energy regulation. New legislation and increased regulation regarding climate change could impose significant costs on us and our suppliers, including costs related to increased energy requirements, capital equipment, environmental monitoring and reporting, and other costs to comply with such regulations. Further, any future climate change regulations could also negatively impact our ability to compete with companies situated in areas not subject to such limitations. For example, the recently passed legislation in the state of New York imposing a two-year moratorium on certain Bitcoin mining operations that run carbon-based power.

Given the political significance and uncertainty around the impact of climate change and how it should be addressed, we cannot predict how legislation and regulation will affect our financial condition and results of operations. Further, even without such regulation, increased awareness and any adverse publicity in the global marketplace about potential impacts on climate change by us or other companies in our industry could harm our reputation. Any of the foregoing could result in a material adverse effect on our business and financial condition.
Bitcoin mining activities are energy-intensive, which may restrict the geographic locations of miners and have a negative environmental impact. Government regulators may potentially restrict the ability of electricity suppliers to provide electricity to mining operations, such as ours, or even fully or partially ban mining operations.
Mining Bitcoin requires massive amounts of electrical power, and electricity costs are expected to account for a significant portion of our overall costs. The availability and cost of electricity will restrict the geographic locations of our mining activities. Any shortage of electricity supply or increase in electricity costs in any location where we plan to operate may negatively impact the viability and the expected economic return for Bitcoin mining activities in that location.
Further, our business model can only be successful and our mining operations can only be profitable if the costs, including electrical power costs, associated with Bitcoin mining are lower than the price of Bitcoin itself. As a result, any mining operation we establish can only be successful if we can obtain sufficient electrical power for that site on a cost-effective basis, and our establishment of new mining data centers requires us to find sites where that is the case. Even if our electrical power costs do not increase, significant fluctuations in, and any prolonged periods of, low Bitcoin prices may also cause our electrical supply to no longer be cost-effective.
Furthermore, there may be significant competition for suitable cryptocurrency mining sites, and government regulators, including local permitting officials, may potentially restrict our ability to set up cryptocurrency mining operations in certain locations. They can also restrict the ability of electricity suppliers to provide electricity to mining operations in times of electricity shortage, or may otherwise potentially restrict or prohibit the provision of electricity to mining operations. In addition, if cryptocurrency mining becomes more widespread, government scrutiny related to restrictions on cryptocurrency mining facilities and their energy consumption may significantly increase. The considerable consumption of electricity by mining operators may also have a negative environmental impact, including contribution to climate change, which could set the public opinion against allowing the use of electricity for Bitcoin mining activities or create a negative consumer sentiment and perception of Bitcoin, specifically, or cryptocurrencies, generally. This, in turn, could lead to governmental measures restricting or prohibiting cryptocurrency mining or the use of electricity for Bitcoin mining activities. Any such development in the jurisdictions where we plan to operate could increase our compliance burdens and have a material adverse effect on our business, prospects, financial condition, and operating results. Government regulators in other countries may also ban or substantially limit their local cryptocurrency mining activities, which could have a material effect on our supply chains for mining equipment or services and the price of Bitcoin. It could also increase our domestic competition as some of those cryptocurrency miners or new entrants in this market may consider moving their cryptocurrency mining operations or establishing new operations in the United States.
Additionally, our mining operations could be materially adversely affected by power outages and similar disruptions. Given the power requirements for our mining equipment, it would not be feasible to run this equipment on back-up power generators in the event of a government restriction on electricity or a power outage. If we are unable to receive adequate power supply and are forced to reduce our operations due to the availability or cost of electrical power, it would have a material adverse effect on our business, prospects, financial condition, and operating results.

As cryptocurrencies may be determined to be investment securities, we may inadvertently violate the Investment Company Act of 1940 and incur large losses as a result and potentially be required to register as an investment company or terminate operations and we may incur third-party liabilities.
In general, novel or unique assets such as Bitcoin and other digital assets may be classified as securities if they meet the definition of investment contracts under U.S. law. In recent years, the offer and sale of digital assets other than Bitcoin, most notably Kik Interactive Inc.’s Kin tokens and Telegram Group Inc.’s TON tokens, have been deemed to be investment contracts by the SEC. The SEC has also sued Genesis Global Capital LLC and Gemini Trust Company LLC over their crypto-lending program that allegedly violated investor-protection laws. While we believe that Bitcoin is unlikely to be considered an investment contract, and thus a security under the investment contract definition, we cannot provide any assurances that digital assets that we mine or otherwise acquire or hold for our own account, including Bitcoin, will never be classified as a security under U.S. law. Our determination that Bitcoin is not a security is a risk-based assessment, not a legal standard binding on any regulatory body or court, and such determination does not preclude legal or regulatory action. If Bitcoin were to be classified as a security under U.S. law, we would be obligated to comply with registration and other requirements by the SEC, which would cause us to incur significant, non-recurring expenses which would materially and adversely impact your investment.
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
As cryptocurrencies have grown in both popularity and market size, governments around the world have reacted differently, with certain governments deeming cryptocurrencies illegal, and others allowing their use and trade without restriction. In some jurisdictions, such as in the United States, digital assets, like cryptocurrencies, are subject to extensive regulatory requirements. Several countries have taken and may continue to take regulatory actions in the future that could severely restrict our right to mine, acquire, own, hold, sell or use cryptocurrency assets or to exchange for local currency. For example, in China and Russia, it is illegal to accept payment in Bitcoin and other cryptocurrencies for consumer transactions and banking institutions are barred from accepting deposits of cryptocurrencies.
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

Further significant disruptions in the crypto asset markets, such as those experienced in the second half of 2022, may cause further material impairment of the value and use of our miners.
During the fourth quarter of 2022, the per coin price of Bitcoin reached a low of approximately $15,500 from a high of high of approximately $64,500 a year earlier, in the fourth quarter of 2021. This decrease in the price of Bitcoin combined with the general market sentiment caused in large part by the FTX collapse and various Bitcoin company related bankruptcies and restructurings led to a material decline in the fair value of our miners and deposits for future miner purchases. Although the price of Bitcoin has recovered to previous levels, future decreases in the value of Bitcoin could cause us to experience increased losses or to record additional impairments in the value of these and future miner assets.
In addition, if Bitcoin prices dropped to levels below those experienced in 2022 and held at those levels for a significant period of time, it could impact our profitability to the point that we would have to consider whether there would be less diminution of value if we were to leave certain of our miners to idle until the price of Bitcoin recovered. Theoretically, there is a minimum Bitcoin price that is so low that we would want to turn off our miners. This is a complex projection involving multiple ever-changing, dynamic variables. We have multiple mining sites and hosting partners, all with different hosting prices, electricity prices, and contract structures. These costs, some fixed and some variable, would need to be compared to the current revenue being produced by the miners in order to make any such decision.
It may be illegal now, or in the future, to acquire, own, hold, sell, or use cryptocurrencies, participate in blockchains or utilize similar cryptocurrency assets in one or more countries, the ruling of which would adversely affect us.
As cryptocurrency has grown in both popularity and market size, governments around the world have reacted differently to cryptocurrency; certain governments have deemed them illegal, and others have allowed their use and trade without restriction, while in some jurisdictions, such as in the United States, subject to extensive and evolving regulatory requirements. Until recently, little, or no regulatory attention has been directed toward cryptocurrency by U.S. federal and state governments, foreign governments and self-regulatory agencies. As cryptocurrency has grown in popularity and in market size, the Federal Reserve Board, U.S. Congress, and certain U.S. agencies have begun to examine cryptocurrency in more detail.
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
If the trading price of our common shares fails to comply with the continued listing requirements of the Nasdaq Capital Market, we would face possible delisting, which would result in a limited public market for our common shares and make obtaining future debt or equity financing more difficult for us.
Companies listed on the Nasdaq Capital Market are subject to delisting for, among other things, failure to maintain a minimum closing bid price of $1.00 per share for 30 consecutive business days pursuant to Nasdaq Listing Rule 5550(a)(2) and 5810(c)(3)(A) (the “Nasdaq Listing Rules”).
Although we believe that we are currently in compliance with Nasdaq Listing Rules, we were out of compliance with the Nasdaq Listing Rules in the recent past, and cannot guarantee that we will continue to comply with the Nasdaq Listing Rules for continued listing on the Nasdaq Capital Market in the future. If we cannot comply with the Nasdaq Listing Rules, our common shares would be subject to delisting and would likely trade on the over-the-counter market. If our common shares were to trade on the over-the-counter market, selling our common shares could be more difficult because smaller quantities of shares would likely be bought and sold, transactions could be delayed, and security analysts’ coverage of us may be reduced. In addition, broker-dealers have certain regulatory burdens imposed upon them, which may discourage broker-dealers from effecting transactions in our common shares, further limiting the liquidity of our common shares. As a result, the market price of our common shares may be depressed, and you may find it more difficult to sell our common shares. Such delisting from the Nasdaq Capital Market and continued or further declines in our share price could also greatly impair our ability to raise additional necessary capital through equity or debt financing.
Our business is dependent on a small number of digital asset mining equipment suppliers.
Our business is dependent upon digital asset mining equipment suppliers providing an adequate supply of new generation digital asset mining machines at economical prices to customers intending to purchase our hosting and other solutions. The growth in our business is directly related to increased demand for hosting services and cryptocurrency which is dependent in large part on the availability of new generation mining machines offered for sale at a price conducive to profitable digital asset mining, as well as the trading price of cryptocurrency. The market price and availability of new mining machines fluctuates with the price of cryptocurrencies and can be volatile. In addition, as more companies seek to enter the mining industry, the demand for machines may outpace supply and create mining machine equipment shortages. There are no assurances that cryptocurrency mining equipment suppliers will be able to keep pace with any surge in demand for mining equipment. We currently do not have an agreement with our suppliers to purchase additional machines, and therefore there is no guarantee that we will be able to purchase machines on terms acceptable to us. We intend to complete one or more financings to provide liquidity to purchase additional machines, at which point we expect to enter into an agreement with one or more machine suppliers in order to purchase additional machines, but there is no guarantee that we will do so. Further, manufacturing mining machine purchase contracts are not favorable to purchasers and even if we do enter into agreements with our suppliers, we may have little or no recourse in the event a mining machine manufacturer defaults on its mining machine delivery commitments. If we and our customers are not able to obtain a sufficient number of digital asset mining machines at favorable prices, our growth expectations, liquidity, financial condition and results of operations will be negatively impacted.
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
We do not currently have agreements in place for the supply of ASIC chips. There is a risk that a manufacturer or seller of ASIC chips or other necessary mining equipment may adjust the prices based on fluctuations in cryptocurrency prices or otherwise, and the cost of new machines could become unpredictable and extremely high. As a result, at times, we may be forced to obtain mining machines and other hardware at premium prices, to the extent they are even available. Such events could have a material adverse effect on our business, prospects, financial condition, and operating results.

Cryptocurrency may be subject to loss, theft, or restriction on access.
There is a risk that some or all of any cryptocurrency that we own could be lost or stolen. Cryptocurrencies are stored in cryptocurrency sites commonly referred to as “wallets” by holders of cryptocurrencies which may be accessed to exchange a holder’s cryptocurrency assets. Access to our cryptocurrency assets could also be restricted by cybercrime (such as a denial of service attack) against a service at which we maintain a hosted hot wallet. A hot wallet refers to any cryptocurrency wallet that is connected to the Internet. Generally, hot wallets are easier to set up and access than wallets in cold storage, but they are also more susceptible to hackers and other technical vulnerabilities. Cold storage refers to any cryptocurrency wallet that is not connected to the Internet. Cold storage is generally more secure than hot storage, but is not ideal for quick or regular transactions and we may experience lag time in our ability to respond to market fluctuations in the price of our cryptocurrency assets. We expect to hold all our cryptocurrency in a combination of insured institutional custody services and multi signature cold storage wallets, and maintain secure backups to reduce the risk of malfeasance, but the risk of loss of our cryptocurrency assets cannot be wholly eliminated. Any restrictions on access to our hot wallet accounts due to cybercrime or other reasons could limit our ability to convert cryptocurrency to cash, potentially resulting in liquidity issues. Currently, we store our Bitcoin in wallets custodied by Bitgo and Coinbase (each, a “Custodian” and together, the “Custodians”). Such arrangements are governed by each Custodian’s terms of service, and we do not have a agreements with either Custodian other than such terms. When we decide to sell Bitcoin, we transfer it from our digital wallets held by the applicable Custodian to our trading account wallet, which is held by us. Certain transfers through Bitgo over a certain size require video conference verification to ensure that the request came from one of our authorized signors, and that we in fact authorized the transfer in question.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
None.
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
None.

Item 6. Exhibits.

Exhibit		Filed	Incorporated by Reference
Number	Description	Herewith	Form	File No.	Date Filed

3.1	Certificate and Articles of Amalgamation of the Company		6-K	001-36532	3/25/2015

3.2	Certificate of Amendment to the Articles of Amalgamation of the Company		6-K	001-36532	7/17/2017

3.3	Certificate of Amendment to the Articles of Amalgamation of the Company		8-K	001-36532	10/2/2018

3.4	Certificate of Amendment to the Articles of Amalgamation of the Company		8-K	001-36532	11/5/2018

3.5	Certificate of Amendment to the Articles of Amalgamation of the Company		8-K	001-36532	11/14/2018

3.6	Certificate of Amendment to the Articles of Amalgamation of the Company		8-K	001-36532	7/12/2019

3.7	Certificate of Amendment to the Articles of Amalgamation of the Company		8-K	001-36532	11/8/2019

3.8	Certificate of Amendment to the Articles of Amalgamation of the Company		8-K	001-36532	5/8/2020

3.9	Certificate of Amendment to the Articles of Amalgamation of the Company		8-K	001-36532	9/29/2020

3.10	Certificate of Amendment to the Articles of Amalgamation of the Company		6-K	001-36532	1/7/2021

3.11	Certificate of Amendment to the Articles of Amalgamation of the Company		6-K	001-36532	7/15/2021

3.12	Certificate of Amendment to the Articles of Amalgamation of the Company		6-K	001-36532	10/4/2021

3.13	Certificate of Amendment to the Articles of Amalgamation of the Company		8-K	001-36532	6/28/2023

3.14	By-law No. 1, as Amended		6-K	001-36532	7/17/2017

3.15	By-law No. 1 Amending Agreement		6-K	001-36532	2/1/2022

3.16	By-law No. 1 Amending Agreement		8-K	001-36532	1/13/2023

3.17	By-law No. 2		6-K	001-36532	5/12/2017

10.1	Employment Agreement between the Company and Patricia Trompeter dated January 15, 2024		8-K	001-36532	1/19/2024

10.2	Amending Agreement between the Company and Patricia Trompeter dated March 18, 2024		8-K	001-36532	3/29/2024

10.3	Second Amending Agreement between the Company and Patricia Trompeter dated March 27, 2024		8-K	001-36532	3/29/2024

10.4	Employment Agreement between the Company and Kurt Kalbfleisch dated March 27, 2024		8-K	001-36532	3/29/2024

31.1	Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

Exhibit		Filed	Incorporated by Reference
Number	Description	Herewith	Form	File No.	Date Filed

31.2	Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document	X

101.SCH	Inline XBRL Taxonomy Extension Schema	X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase	X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase	X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase	X

101.PRE	Inline XBRL Taxonomy Presentation Linkbase	X

104	Cover Page Interactive Data File (formatted as inline XBRL as contained in Exhibit 101)	X

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Sphere 3D Corp.

Date:	May 13, 2024	By:	/s/ Patricia Trompeter
Patricia Trompeter
Chief Executive Officer
(Principal Executive Officer)