Form 10-Q
period 2024-06-30
Sphere 3D Corp.
filed 2024-08-13
CIK 1591956

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024
or
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of August 5, 2024, there were 20,743,205 shares of the registrant’s common shares outstanding.

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements.
Sphere 3D Corp.
Condensed Consolidated Balance Sheets
(in thousands of U.S. dollars, except shares)
(unaudited)

	June 30, 2024	December 31, 2023
Assets
Current assets:
Cash and cash equivalents	$4,263	$586
Digital assets	450	986
Investment in equity securities	9,542	—
Other current assets	3,018	11,938
Total current assets	17,273	13,510
Property and equipment, net	19,535	24,166
Intangible assets, net	3,838	4,581
Other non-current assets	3,380	3,406
Total assets	$44,026	$45,663
Liabilities, Temporary Equity and Shareholders’ Equity
Current liabilities:
Accounts payable	$926	$2,374
Accrued liabilities	1,600	1,179
Accrued payroll and employee compensation	1,365	1,482
Warrant liabilities	44	205
Other current liabilities	—	106
Total current liabilities	3,935	5,346
Commitments and contingencies (Note 12)
Temporary equity:
Series H preferred shares, no par value, unlimited shares authorized, 15,208 and 43,515 shares issued and outstanding as of June 30, 2024 and December 31, 2023, respectively	6,656	13,794

Shareholders’ equity:
Common shares, no par value; unlimited shares authorized, 20,334,921 and 15,373,616 shares issued and outstanding as of June 30, 2024 and December 31, 2023, respectively	484,953	475,702
Accumulated other comprehensive loss	(1,814)	(1,808)
Accumulated deficit	(449,704)	(447,371)
Total shareholders’ equity	33,435	26,523
Total liabilities, temporary equity, and shareholders’ equity	$44,026	$45,663
See accompanying notes to condensed consolidated financial statements.

Sphere 3D Corp.
Condensed Consolidated Statements of Operations
(in thousands of U.S. dollars, except share and per share amounts)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023

Revenues:
Bitcoin mining revenue	$4,666	$4,966	$11,612	$7,490
Service and product revenue	—	500	—	1,002
Total revenues	4,666	5,466	11,612	8,492
Operating costs and expenses:
Cost of Bitcoin mining revenue (exclusive of depreciation and amortization shown below)	3,959	4,074	8,266	6,039
Cost of service and product revenue	—	209	—	507
Sales and marketing	—	277	—	551
Research and development	—	227	—	497
General and administrative	2,986	3,634	6,438	7,105
Depreciation and amortization	1,816	1,375	3,637	2,400
Impairment of property and equipment	860	—	860	—
Loss on disposal of property and equipment	691	251	691	251
Change in fair value of Bitcoin	65	—	(703)	—
Realized gain on sale of Bitcoin	—	(139)	—	(772)
Impairment of Bitcoin	—	254	—	350
Total operating costs and expenses	10,377	10,162	19,189	16,928
Loss from operations	(5,711)	(4,696)	(7,577)	(8,436)
Other income (expense):
Unrealized gain on investment in equity securities	7,279	—	4,539	—
Interest income and other income, net	558	1,113	687	1,364
Interest expense	—	(1,173)	—	(1,173)
Net income (loss) before taxes	2,126	(4,756)	(2,351)	(8,245)
Provision for income taxes	2	4	2	4
Net income (loss)	2,124	(4,760)	(2,353)	(8,249)
Less: Non-controlling interest - income	—	67	—	83
Net income (loss) available to common shareholders	$2,124	$(4,827)	$(2,353)	$(8,332)

Net income (loss) per share:
Basic	$0.11	$(0.44)	$(0.13)	$(0.78)
Diluted	$0.10	$(0.44)	$(0.13)	$(0.78)
Shares used in computing net income (loss) per share:
Basic	18,711,718	11,051,588	17,644,315	10,673,876
Diluted	20,884,287	11,051,588	17,644,315	10,673,876
See accompanying notes to condensed consolidated financial statements.

Sphere 3D Corp.
Condensed Consolidated Statements of Comprehensive Income (Loss)
(in thousands of U.S. dollars)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023

Net income (loss)	$2,124	$(4,760)	$(2,353)	$(8,249)
Other comprehensive loss:
Foreign currency translation adjustment	(3)	(3)	(6)	(5)
Total other comprehensive loss	(3)	(3)	(6)	(5)
Comprehensive income (loss)	$2,121	$(4,763)	$(2,359)	$(8,254)
See accompanying notes to condensed consolidated financial statements.

Sphere 3D Corp.
Condensed Consolidated Statements of Shareholders’ Equity
(in thousands of U.S. dollars, except shares)
(unaudited)

	Common Shares		Accumulated Other Comprehensive Loss	Accumulated Deficit	Non-controlling Interest	Total Shareholders' Equity
	Shares	Amount
Balance at January 1, 2024	15,373,616	$475,702	$(1,808)	$(447,371)	$—	$26,523
Cumulative adjustment from adoption of ASU 2023-08	—	—	—	20	—	20
Issuance of common shares for conversion of preferred shares	2,422,710	4,327	—	—	—	4,327
Share-based compensation	—	1,086	—	—	—	1,086
Other comprehensive loss	—	—	(3)	—	—	(3)
Net loss	—	—	—	(4,477)	—	(4,477)
Balance at March 31, 2024	17,796,326	481,115	(1,811)	(451,828)	—	27,476
Issuance of common shares for conversion of preferred shares	1,621,140	2,811	—	—	—	2,811
Issuance of common shares for vested restricted stock units	717,858	—	—	—	—	—
Issuance of common shares for settlement of liabilities	199,597	255	—	—	—	255
Share-based compensation	—	772	—	—	—	772
Other comprehensive loss	—	—	(3)	—	—	(3)
Net income	—	—	—	2,124	—	2,124
Balance at June 30, 2024	20,334,921	$484,953	$(1,814)	$(449,704)	$—	$33,435

See accompanying notes to condensed consolidated financial statements.

Sphere 3D Corp.
Condensed Consolidated Statements of Shareholders’ Equity (continued)
(in thousands of U.S. dollars, except shares)
(unaudited)

	Common Shares		Accumulated Other Comprehensive Loss	Accumulated Deficit	Non-controlling Interest	Total Shareholders' Equity
	Shares	Amount
Balance at January 1, 2023	9,804,609	$456,402	$(1,799)	$(419,732)	$(306)	$34,565
Cumulative adjustment from adoption of ASU 2016-13	—	—	—	(3,821)	—	(3,821)
Issuance of common shares for conversion of preferred shares	748,427	2,311	—	—	—	2,311
Issuance of common shares pursuant to the vesting of restricted stock units	10,656	—	—	—	—	—
Share-based compensation	—	485	—	—	—	485
Remeasurement of redeemable non-controlling interest	—	—	—	(376)	—	(376)
Other comprehensive loss	—	—	(2)	—	—	(2)
Net (loss) income	—	—	—	(3,505)	16	(3,489)
Balance at March 31, 2023	10,563,692	459,198	(1,801)	(427,434)	(290)	29,673
Issuance of common shares for conversion of preferred shares	682,856	2,109	—	—	—	2,109
Exercise of stock options	94,701	200	—	—	—	200
Issuance of common shares for vested restricted stock units, net of shares withheld for income taxes	82,061	—	—	—	—	—
Share-based compensation	—	719	—	—	—	719
Remeasurement of redeemable non-controlling interest	—	—	—	(36)	—	(36)
Other comprehensive loss	—	—	(3)	—	—	(3)
Net (loss) income	—	—	—	(4,827)	67	(4,760)
Balance at June 30, 2023	11,423,310	$462,226	$(1,804)	$(432,297)	$(223)	$27,902

See accompanying notes to condensed consolidated financial statements.

Sphere 3D Corp.
Condensed Consolidated Statements of Cash Flows
(in thousands of U.S. dollars)
(unaudited)

	Six Months Ended June 30,
	2024	2023
Operating activities:
Net loss	$(2,353)	$(8,249)
Adjustments to reconcile net loss to net cash used in operating activities:
Unrealized gain on investment in equity securities	(4,539)	—
Depreciation and amortization	3,637	2,400
Share-based compensation	1,858	1,204
Impairment of property and equipment	860	—
Change in fair value of Bitcoin	(703)	—
Loss on disposal of property and equipment	691	251
Bitcoin issued for services	538	669
Realized gain on sale of investment in equity securities	(512)	—
Change in fair value of warrant liabilities	(161)	(1,261)
Warrants issued with convertible debt	—	976
Realized gain on sale of Bitcoin	—	(772)
Impairment of Bitcoin	—	350
Change in fair value of debt	—	51
Noncash lease cost	—	25
Changes in operating assets and liabilities:
Proceeds from sale of Bitcoin	10,811	8,312
Mining of Bitcoin	(11,612)	(7,490)
Accounts receivable	—	26
Accounts payable and accrued liabilities	(1,027)	1,738
Accrued payroll and employee compensation	138	(238)
Other assets and liabilities, net	(980)	(26)
Net cash used in operating activities	(3,354)	(2,034)
Investing activities:
Proceeds from sale of investment in equity securities	5,509	—
Proceeds from sale of Bitcoin	1,522	—
Proceeds from sale of property and equipment	—	3,699
Redemption of non-controlling interest	—	(1,918)
Payments for purchase of property and equipment	—	(1,561)
Net cash provided by investing activities	7,031	220
Financing activities:
Proceeds from convertible debt, net of debt issuance costs	—	779
Proceeds from exercise of stock options	—	200
Net cash provided by financing activities	—	979
Net increase (decrease) in cash, and cash equivalents	3,677	(835)
Cash, cash equivalents, and restricted cash, beginning of period	586	1,543
Cash, cash equivalents, and restricted cash, end of period	$4,263	$708

See accompanying notes to condensed consolidated financial statements.

Sphere 3D Corp.
Condensed Consolidated Statements of Cash Flows (continued)
(in thousands of U.S. dollars)
(unaudited)

	Six Months Ended June 30,
	2024	2023

Reconciliation of cash, cash equivalents and restricted cash to consolidated balance sheets:
Cash and cash equivalents	$4,263	$506
Restricted cash	—	202
Total cash, cash equivalents and restricted cash	$4,263	$708

Supplemental disclosures of non-cash investing and financing activities:
Settlement of prepaid hosting services deposit with equity securities	$10,000	$—
Issuance of common shares for settlement of liabilities	$255	$—
Property and equipment sale proceeds receivable	$186	$—
Remeasurement of redeemable non-controlling interest	$—	$412
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
Going Concern
Management has projected that based on our recurring losses, negative cash flows from operating activities, and our hashing rate at June 30, 2024, cash on hand may not be sufficient to allow the Company to continue operations and there is substantial doubt about the Company’s ability to continue as a going concern within 12 months from the date of issuance of the financial statements if we are unable to raise additional funding for operations. We expect our working capital needs to increase in the future as we continue to expand and enhance our operations. ~~I~~ncluded in our working capital is an investment in equity securities that we can liquidate as needed to assist in funding our operations. Our ability to raise additional funds for working capital through equity or debt financings or other sources may depend on the financial success of our business and successful implementation of our key strategic initiatives, financial, economic and market conditions and other factors, some of which are beyond our control. We require additional capital and if we are unsuccessful in raising that capital at a reasonable cost and at the required times, or at all, we may not be able to continue our business operations in the cryptocurrency mining industry or we may be unable to advance our growth initiatives, either of which could adversely impact our business, financial condition and results of operations. In an effort to mitigate these risks we expect to take steps to lower our cost of mining and also refresh our mining fleet to increase our mining efficiency.
Significant changes from the Company’s current forecasts, including but not limited to: (i) shortfalls from projected mining earning levels; (ii) increases in operating costs; (iii) decreases in the value of cryptocurrency; and (iv) our inability to maintain compliance with the requirements of the NASDAQ Capital Market and/or our inability to maintain listing with the NASDAQ Capital Market could have a material adverse impact on the Company’s ability to access the level of funding necessary to continue its operations at current levels. These factors, among others, should they occur may result in the Company’s inability to continue as a going concern within 12 months from the date of issuance of the financial statements. The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business and do not include any adjustments that might result from the outcome of this uncertainty.

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
Foreign Currency Translation
The financial statements of the Company’s foreign subsidiary, for which the functional currency is the local currency, is translated into U.S. dollars using the exchange rate at the consolidated balance sheet date for assets and liabilities and a weighted-average exchange rate during the year for revenue, expenses, gains and losses. Translation adjustments are recorded as accumulated other comprehensive income (loss) within shareholders’ equity. Gains or losses from foreign currency transactions are recognized in the condensed consolidated statements of operations. Such transactions resulted in minimal losses for the three and six months ended June 30, 2024 and 2023.
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

Digital Assets
Digital assets are included in current assets in the consolidated balance sheets as the Company has the ability to sell its Bitcoin in a highly liquid marketplace and the sale of Bitcoin is used to fund operating expenses to support operations. Bitcoin is expected to be realized in cash or sold or consumed during the Company’s normal operating cycle. Bitcoin held are accounted for as intangible assets with indefinite useful lives. The proceeds from the sale of Bitcoin are included within operating or investing activities in the consolidated statements of cash flows depending on the length of time the Bitcoin is held. The Company adopted ASU 2023-08 effective January 1, 2024, which requires Bitcoin to be valued at fair value at the end of each reporting period with changes in fair value recorded in operating expenses in the consolidated statements of operations. The fair value of Bitcoin is measured using the period-end closing price from the Company’s principal market. When Bitcoin is sold, the gains and losses from such transactions are measured as the difference between the cash proceeds and the carrying basis of the Bitcoin as determined on a first in-first out (“FIFO”) basis and are recorded within the same line item, Change in Fair Value of Bitcoin, in the consolidated statements of operations.
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
The Company is engaged with Bitcoin mining pool operators, its customers, to provide a service to perform hash calculations for the mining pool operator, which is the Company’s only performance obligation. Providing hash calculation services is an output of the Company’s ordinary activities. The Company currently has service agreements with Foundry Digital LLC and Luxor Technology Corporation, each a cryptocurrency mining pool operator, to provide a service to perform hash calculations. In exchange for providing the service, the Company is entitled to Full Pay Per Share (“FPPS”), which is a fractional share of the fixed Bitcoin award the mining pool operator receives, plus a fractional share of the transaction fees attached to that blockchain less net digital asset fees due to the mining pool operator over the measurement period, as applicable. The pay-outs received are based on the expected value from the block reward plus the transaction fee reward, regardless of whether the mining pool operator successfully records a block to the blockchain.
The Company’s fractional share is based on a contractual formula, which primarily calculates the hash rate provided to the mining pool as a percentage of total network hash rate and other inputs. The contracts are terminable at any time by either party without compensation and the Company’s enforceable right to compensation only begins when the Company starts providing the service to the mining pool operator, which occurs daily at midnight Universal Time Coordinated (“UTC”). The terms, conditions, and compensation are at the current market rates, and accordingly the renewal option is not a material right. The contract arises at the point that the Company provides hash calculation services to the mining pool operator, which is beginning contract day at midnight UTC (contract inception), as customer consumption is in tandem with daily earnings of delivery of the service. According to the customer contract, daily earnings are calculated from midnight-to-midnight UTC time, and the payout is made one hour later at 1:00 AM UTC time.
The Company satisfies its performance obligation over time with daily settlement in Bitcoin. The Company’s performance is completed as it transfers the hash rate computations over-time (midnight to midnight) to the customer. The Company has full control of the mining equipment utilized in the mining pool and if the Company determines it will increase or decrease the processing power of its machines and/or fleet (i.e., for repairs or when power costs are excessive) the service provided to the customer will be adjusted.

The transaction consideration the Company receives is noncash consideration in the form of Bitcoin, which the Company measures at fair value at contract inception. The noncash consideration is variable, since the amount of block reward earned depends on the amount of hash calculation services, the amount of transaction fees awarded and operator fees over the same period. The Company does not constrain this variable consideration because it is probable that a significant reversal in the amount of revenue recognized from the contract will not occur when the uncertainty is subsequently resolved and recognizes the noncash consideration on the same day that control is transferred, which is the same day as contract inception. The fair value used to calculate the noncash consideration is based on the opening price in our principal market at the beginning of each day of contract inception.
Expenses associated with running the Bitcoin mining operations, such as hosting, operating supplies, utilities and monitoring services are recorded as cost of revenues.
Comprehensive Income (Loss)
Comprehensive income (loss) and its components encompass all changes in equity other than those arising from transactions with shareholders, including net income (loss) and foreign currency translation adjustments, and is disclosed in a separate condensed consolidated statements of comprehensive income (loss).
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
Segment Reporting
Operating segments are defined as components of an enterprise for which separate financial information is available and evaluated regularly by the chief operating decision maker, or decision-making group, in deciding the method to allocate resources and assess performance. Through the period ended December 28, 2023, the Company had two operating segments. On December 28, 2023, the Company sold its service and product segment. At June 30, 2024, the Company has one operating segment and one reporting segment.
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
Recently Adopted Accounting Pronouncements
In December 2023, the FASB issued ASU 2023-08, Intangibles - Goodwill - and Other - Crypto Assets (Subtopic 350-60): Accounting For and Disclosure of Crypto Assets (“ASU 2023-08”), which requires that an entity measure cryptocurrency at fair value in the statement of financial position each reporting period and recognize changes from remeasurement in net income. The amendments also require that an entity provide enhanced disclosures for both annual and interim reporting periods to provide investors with relevant information to analyze and assess the exposure and risk of significant individual crypto asset holdings. In addition, fair value measurement aligns the accounting required for holders of cryptocurrency with the accounting for entities that are subject to certain industry-specific guidance and eliminates the requirement to test those assets for impairment, thereby reducing the associated cost and complexity of applying the current guidance. The Company’s digital assets are within the scope of the new guidance and the transition requires a cumulative-effect adjustment as of the beginning of the current fiscal year for any difference between the carrying amount of the Company’s digital assets and fair value. Effective January 1, 2024, the Company early adopted ASU 2023-08 and recorded a $20,000 decrease to the opening balance of accumulated deficit and an increase to digital assets.
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

The following tables provide a summary of the assets and liabilities that are measured at fair value on a recurring basis (in thousands):

	June 30, 2024
	Fair Value	Level 1	Level 2	Level 3
Assets:
Investment in equity securities	$9,542	$9,542	$—	$—
Bitcoin	450	450	—	—
Total	$9,992	$9,992	$—	$—
Liabilities:
Warrant liabilities	$44	$—	$—	$44

	December 31, 2023
	Fair Value	Level 1	Level 2	Level 3
Liabilities:
Warrant liabilities	$205	$—	$—	$205
The Company’s investments are in publicly held equity securities which have readily determinable fair values. For the three and six months ended June 30, 2024, the Company recognized an unrealized gain of $7.3 million and $4.5 million, within other income (expense) in its consolidated statements of operations related to the fair value change of the investment in equity securities. For both the three and six months ended June 30, 2024, the Company recognized a realized gain of $0.5 million, within other income (expense) in its consolidated statements of operations related to the sale of equity securities.
The fair value of the warrant liabilities was measured using a Black Scholes valuation model with the following assumptions:

	June 30, 2024	December 31, 2023
Common share price	$1.08	$3.47
Expected volatility	120.0%	120.0%
Risk-free interest rate	4.7%	4.2%
The following table presents the activities of warrant liabilities that are measured at fair value (in thousands):

Warrant liability as of January 1, 2024	$205
Change in fair value LDA warrant	(129)
Warrant liability as of March 31, 2024	76
Change in fair value LDA warrant	(32)
Warrant liability as of June 30, 2024	$44

Assets and Liabilities that are Measured at Fair Value on a Nonrecurring Basis
The Company's non-financial assets such as property and equipment and intangible assets are recorded at fair value when an impairment is recognized or at the time acquired in an asset acquisition or business combination measured using significant unobservable inputs (Level 3). As discussed in Note 6 - Certain Balance Sheet Items, at June 30, 2024, the Company recorded impairment charges associated with property and equipment and reduced the carrying amount of such assets subject to the impairment to their estimated fair value.
4.Digital Assets
The following table presents the activities of Bitcoin (in thousands):

Balance at January 1, 2024	$986
Cumulative effect upon adoption of ASU 2023-08	20
Revenue recognized from Bitcoin mined	11,612
Proceeds from sale of Bitcoin	(12,333)
Bitcoin issued for services	(538)
Change in fair value of Bitcoin	703
Balance at June 30, 2024	$450

The following table presents Bitcoin holdings (in thousands except for number of Bitcoin):

June 30, 2024
Number of Bitcoin held	7.2
Carrying basis of Bitcoin	$449
For the three and six months ended June 30, 2024, the Company had a realized loss of $0.1 million and a realized gain of $0.6 million, respectively, on the sale of Bitcoin.
All additions of Bitcoin were the result of Bitcoin generated by the Company’s Bitcoin mining operations. All dispositions of Bitcoin were the result of sales on the open market and used to fund the Company’s operations. The Company's Bitcoin holdings are not subject to sale restrictions and do not serve as collateral for any agreements. As of June 30, 2024 and December 31, 2023, the Company held no other cryptocurrency.
5.    Note Receivable
Rainmaker Promissory Note
In September 2020, the Company entered into a Senior Secured Convertible Promissory Note with Rainmaker Worldwide Inc. (the “Rainmaker Note”), pursuant to which the Company loaned Rainmaker Worldwide Inc. (“Rainmaker”) the principal amount of $3.1 million. The Rainmaker Note is secured as a registered lien under the Uniform Commercial Code and the Personal Property Security Act (Ontario) against the assets of Rainmaker and bears interest at the rate of 10.0% per annum. In July 2024, the Company and Rainmaker entered into Amendment No. 3 to the Rainmaker Note and the principal amount was revised to $4.4 million and the due date was extended to January 14, 2025, at which time all principal and accrued interest is due and payable. The Company has the right, at any time, to convert all or any portion of the then outstanding and unpaid Rainmaker Note and interest into shares of Rainmaker common stock at the conversion price as defined in the Rainmaker Note. All amounts related to the Rainmaker Note have been fully reserved in prior periods.

6.    Certain Balance Sheet Items
The following table summarizes other current assets (in thousands):

	June 30, 2024	December 31, 2023
Prepaid insurance	$1,317	$575
Prepaid mining hosting services	1,059	980
Prepaid services	257	193
Bitcoin mining hosting deposit	—	10,000
Other	385	190
Total other current assets	$3,018	$11,938
The December 31, 2023 Bitcoin mining hosting deposit was settled by shares of Core Scientific’s common stock issued to the Company, and is included in investment in equity securities at June 30, 2024.
The following table summarizes property and equipment, net (in thousands):

	June 30, 2024	December 31, 2023
Mining equipment	$27,433	$30,122
Accumulated depreciation	(7,898)	(5,956)
Property and equipment, net	$19,535	$24,166
Depreciation expense for property and equipment was $1.5 million and $1.0 million for the three months ended June 30, 2024 and 2023, respectively. Depreciation expense for property and equipment was $2.9 million and $1.6 million for the six months ended June 30, 2024 and 2023, respectively.
For the six months ended June 30, 2024 and 2023, the Company sold 450 and 2,531 miners, respectively, that were included in mining equipment, for proceeds of $0.2 million and $3.7 million, respectively. The Company had a loss on the sale of miners of $0.7 million during both the three and six months ended June 30, 2024. The Company had a loss on the sale of miners of $0.3 million during both the three and six months ended June 30, 2023.
Impairment of Property and Equipment
For the three and six months ended June 30, 2024, the Company recorded an impairment to property and equipment related to idle mining equipment not expected to return to use. The Company compared the indicated fair value to the carrying value of the mining equipment, and as a result of the analysis, an impairment charge of $0.9 million was recorded for the three and six months ended June 30, 2024. The estimated fair value of the Company’s mining equipment is classified in Level 3 of the fair value hierarchy. The Company incurred no property and equipment impairment charges for the three and six months ended June 30, 2023.
The following table summarizes other non-current assets (in thousands):

	June 30, 2024	December 31, 2023
Prepaid mining hosting services	$3,376	$3,402
Other	4	4
Total other non-current assets	$3,380	$3,406

7.    Intangible Assets
The following table summarizes intangible assets, net (in thousands):

	June 30, 2024	December 31, 2023
Supplier agreements	$37,525	$37,525
Capitalized development costs	103	103
	37,628	37,628
Accumulated amortization:
Supplier agreements	(33,687)	(32,944)
Capitalized development costs	(103)	(103)
	(33,790)	(33,047)
Total finite-lived intangible assets, net	$3,838	$4,581
Amortization expense for intangible assets was $0.4 million for both the three months ended June 30, 2024 and 2023. Amortization expense for intangible assets was $0.7 million and $0.8 million for the six months ended June 30, 2024 and 2023, respectively.
Estimated amortization expense for intangible assets is approximately $0.7 million for the remainder of 2024 and $1.5 million, $1.5 million, and $0.1 million in fiscal year 2025, 2026, and 2027, respectively.
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
In accordance with the authoritative guidance for distinguishing liabilities from equity, the Company has determined that its Series H preferred shares carry certain redemption features beyond the control of the Company. Accordingly, the Series H Preferred Shares are presented as temporary equity. For the six months ended June 30, 2024 and 2023, the Company issued 4,043,850 and 1,431,283 common shares for the conversion of 28,307 and 10,019 Series H Preferred Shares, respectively.
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
Unlimited authorized shares of common shares at no par value are available to the Company. At June 30, 2024, the Company had the following outstanding warrants to purchase common shares:

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

10.Equity Incentive Plan
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Expected volatility	126.1%	84.0%	124.3-126.1%	84.0%
Expected term (in years)	3.5	0.5	3.5	0.5
Risk-free interest rate	4.61%	5.27%	4.09-4.61%	5.27%
Dividend yield	—	—	—	—
The following table summarizes option activity:

	Shares Subject to Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Options outstanding — January 1, 2024	395,241	$6.34
Granted	371,465	$2.16
Exercised	—	$—
Forfeited	(164,117)	$3.57
Options outstanding — June 30, 2024	602,589	$4.51	4.6	$—
Vested and expected to vest — June 30, 2024	602,589	$4.51	4.6	$—
Exercisable — June 30, 2024	360,404	$5.48	4.0	$—
The weighted average grant date fair values of options granted for the six months ended June 30, 2024 and 2023 was $1.67 and $0.51 per share, respectively.
Restricted Stock Units
The following table summarizes RSU activity:

	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding — January 1, 2024	58,929	$9.51
Granted	1,757,250	$1.72
Vested and released	(717,858)	$1.84
Forfeited	—	$—
Outstanding — June 30, 2024	1,098,321	$2.06
Vested and unreleased — June 30, 2024	117,076	$2.15

The estimated fair value of RSUs was based on the market value of the Company’s common shares on the date of grant. RSUs typically vest over a period of 12 months to three years from the original date of grant. The total grant date fair value of RSUs vested for the six months ended June 30, 2024 and 2023 was approximately $1.6 million and $0.5 million, respectively. The fair value of RSUs vested for the six months ended June 30, 2024 and 2023 was approximately $1.2 million and $0.2 million, respectively.
Restricted Stock Awards
The Company grants RSAs to employees and consultants in lieu of cash payment for services performed. The estimated fair value of the RSA is based on the market value of the Company’s common shares on the date of grant. For the six months ended June 30, 2024, the Company granted 199,597 fully vested RSAs with a weighted average per share price of $1.28 and a fair value of $255,000. There were no RSAs granted for the six months ended June 30, 2023.
Share-Based Compensation Expense
The Company recorded the following compensation expense related to its share-based compensation awards (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Sales and marketing	$—	$35	$—	$51
General and administrative	772	684	1,858	1,153
Total share-based compensation expense	$772	$719	$1,858	$1,204
Total unrecognized estimated compensation cost by type of award and the weighted-average remaining requisite service period over which such expense is expected to be recognized (in thousands, unless otherwise noted):

	June 30, 2024
	Unrecognized Expense	Remaining Weighted-Average Recognition Period (years)
RSUs	$1,778	1.3
Stock options	$261	0.7

11.Net Income (Loss) per Share
Basic net income (loss) per share is computed by dividing net income (loss) applicable to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted net income (loss) per share reflects the potential dilution of securities that could share in the earnings of an entity. The calculation of diluted net income (loss) per share gives effect to common share equivalents; however, potential common shares are excluded if their effect is anti-dilutive. Common share purchase warrants, preferred shares issued and outstanding, and options and RSUs outstanding are considered common share equivalents and are only included in the calculation of diluted earnings per common share when net income is reported and their effect is dilutive.
A reconciliation of the numerators and denominators is as follows (in thousands, except share and per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Numerator:
Net income (loss)	$2,124	$(4,827)	$(2,353)	$(8,332)
Denominator:
Weighted average common shares outstanding for basic income (loss) per share	18,711,718	11,051,588	17,644,315	10,673,876
Net effect of dilutive common share equivalents	2,172,569	—	—	—
Weighted average common shares outstanding for diluted net income (loss) per share	20,884,287	11,051,588	17,644,315	10,673,876
Net income (loss) per share:
Basic	$0.11	$(0.44)	$(0.13)	$(0.78)
Diluted	$0.10	$(0.44)	$(0.13)	$(0.78)
Anti-dilutive common share equivalents excluded from the computation of diluted net income (loss) per share were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Common share purchase warrants	5,842,354	3,261,803	5,842,354	3,261,803
Preferred shares issued and outstanding	—	7,140,136	2,172,569	7,140,136
Options and RSUs outstanding	1,700,910	827,670	1,700,910	827,670
Convertible debt	—	480,031	—	480,031

12.Commitments and Contingencies
Service Agreements
On October 18, 2023, the Company entered into a Hosting Agreement with Joshi Petroleum, LLC (the “Joshi Hosting Agreement”) for rack space, network services, electrical connections, routine facility maintenance, and technical support of certain of the Company’s mining equipment. The Joshi Hosting Agreement has an initial term of three years with subsequent one year renewal periods until either party provides written notice to the other party of its desire to avoid and given renewal term at least 30 days in advance of the conclusion of the prior initial term or renewal period. As required by the Joshi Hosting Agreement, the Company paid a deposit of $0.3 million representing the last two months of estimated service fees. For the three months ended June 30, 2024 and 2023, the Company incurred costs under the Joshi Hosting Agreement of $0.4 million and nil, respectively. For the six months ended June 30, 2024 and 2023, the Company incurred costs under the Joshi Hosting Agreement of $0.8 million and nil, respectively.
On April 4, 2023, the Company entered into a Master Hosting Services Agreement with Rebel Mining Company, LLC (the “Rebel Hosting Agreement”) for rack space, network services, electrical connections, routine facility maintenance, and technical support of certain of the Company’s mining equipment. The Rebel Hosting Agreement has a term of three years with subsequent one year renewal periods. As required by the Rebel Hosting Agreement, the Company paid deposits of $2.6 million representing the last two months of estimated service fees. For the three months ended June 30, 2024 and 2023, the Company incurred costs under the Rebel Hosting Agreement of $0.9 million and $1.2 million, respectively. For the six months ended June 30, 2024 and 2023, the Company incurred costs under the Rebel Hosting Agreement of $2.4 million and $1.2 million, respectively.
On February 8, 2023, the Company entered into a Hosting Agreement with Lancium FS 25, LLC (the “Lancium Hosting Agreement”) for rack space, network services, electrical connections, routine facility maintenance, and technical support of certain of the Company’s mining equipment. The Lancium Hosting Agreement has a term of two years with subsequent one year renewal periods. As required by the Lancium Hosting Agreement, the Company paid a deposit of $0.2 million representing a partial payment towards the last two months of estimated service fees. For the three months ended June 30, 2024 and 2023, the Company incurred costs under the Lancium Hosting Agreement of $0.9 million and $0.5 million, respectively. For the six months ended June 30, 2024 and 2023, the Company incurred costs under the Lancium Hosting Agreement of $1.7 million and $0.5 million, respectively.
In the first quarter of 2024, Marathon Digital Holdings acquired GC Data Center Granbury Equity Holdings, LLC and assumed the GC Data Center master agreement, which such agreement will be referred to as the Marathon master agreement (“Marathon MA”) going forward. The Marathon MA has a term of five years beginning December 2022. The monthly service fee is payable based on the actual hash rate performance of the equipment per miner type per location as a percentage of the anticipated monthly hash rate per miner type. As required by the service agreement, the Company paid a deposit of $0.5 million representing the last two months of estimated service fees. For the three months ended June 30, 2024 and 2023, the Company incurred costs under the Marathon MA of $1.2 million and $1.3 million, respectively. For the six months ended June 30, 2024 and 2023, the Company incurred costs under the Marathon MA of $2.3 million and $2.6 million, respectively.
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

On January 16, 2024, the Company reached a settlement agreement (the “Settlement Agreement”) with Core Scientific, which was approved by a United States Bankruptcy Judge on January 16, 2024 as part of Core Scientific’s emergence from bankruptcy, for $10.0 million of Core Scientific’s equity. The Settlement Agreement includes access to potential additional funds for interest as well as an additional equity pool if the value of Core Scientific’s equity decreases below plan value in the 18 months after the date of the Settlement Agreement commensurate with the other unsecured creditors. On January 23, 2024, the Company received 2,050,982 shares of Core Scientific Inc. common stock trading under the Nasdaq symbol CORZ, which was included in investment in equity securities.
Letters of credit
During the ordinary course of business, the Company provides standby letters of credit to third parties as required for certain transactions initiated by the Company. As of June 30, 2024, the Company has no standby letters of credit outstanding.
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
On March 19, 2024, the Company filed a separate lawsuit against Gryphon in the U.S. District Court for the Southern District of New York. The Company alleged that Gryphon converted certain digital assets of Sphere’s after the termination of the Gryphon MSA. After the Company filed the lawsuit, Gryphon returned proceeds stemming from the sale of Bitcoin. The Company subsequently dismissed the suit without prejudice. In March 2024, the Company received $1.5 million in proceeds from the sale of Bitcoin, which are included in the statements of cash flows within investing activities.

13.Segment Information
In the prior year, the Company had two operating segments, (1) Bitcoin Mining and (2) Service and Product. The segment disclosures present the measure(s) used by the chief operating decision maker to decide how to allocate resources and for purposes of assessing such segments’ performance. On December 28, 2023, the Company sold its Service and Product segment. As of January 1, 2024, the Company has one operating segment and one reporting segment.
The Bitcoin Mining segment generates revenue through its Bitcoin mining activities. The Company generates its Bitcoin mining revenue from two mining pool operators. The Company’s revenue from Bitcoin mining is generated in the United States.
The Service and Product segment generated revenue from customer contracts for service and extended service contract and the sale of products related to the Company’s data storage product line. The Company’s revenue from service and product was generated in the United States.
Summary information by segment (in thousands):

Three months ended June 30, 2023	Bitcoin Mining	Service and Product	Unallocated	Total Consolidated
Revenue	$4,966	$500	$—	$5,466
Segment gross profit	$891	$292	$—	$1,183
Segment loss from operations	$(821)	$(285)	$(3,590)	$(4,696)
Interest expense	$—	$—	$1,173	$1,173
Depreciation and amortization	$1,346	$3	$26	$1,375

Six months ended June 30, 2023	Bitcoin Mining	Service and Product	Unallocated	Total Consolidated
Revenue	$7,490	$1,002	$—	$8,492
Segment gross profit	$1,451	$495	$—	$1,946
Segment loss from operations	$(712)	$(742)	$(6,982)	$(8,436)
Capital expenditures	$1,561	$—	$—	$1,561
Interest expense	$—	$—	$1,173	$1,173
Depreciation and amortization	$2,331	$17	$52	$2,400
Service and product had the following customers that represented more than 10% of segment revenue.

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Customer A	—%	24.7%	—%	24.2%
Customer B	—%	13.9%	—%	14.4%
Customer C	—%	10.9%	—%	10.9%
14.Subsequent Events
Subsequent to June 30, 2024, the Company issued 408,284 common shares for the conversion of 2,858 Series H Preferred Shares.
Subsequent to June 30, 2024, the Company purchased 335 new miners for $1.3 million.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
The following quarterly management’s discussion and analysis (“MD&A”) should be read in conjunction with our unaudited condensed consolidated financial statements and the accompanying notes of Sphere 3D Corp. (the “Company”) for the three and six months ended June 30, 2024. The condensed consolidated financial statements have been presented in United States (“U.S.”) dollars and have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). Unless the context otherwise requires, any reference to the “Company,” “Sphere 3D,” “we,” “our,” “us” or similar terms refers to Sphere 3D Corp. and its subsidiaries. Unless otherwise indicated, all references to “$” and “dollars” in this discussion and analysis mean U.S. dollars.
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
Overview
In January 2022, we commenced operations of our Bitcoin mining business and are dedicated to becoming a leader in the Blockchain and Crypto Industry. We have established and continue to grow an enterprise-scale mining operation through the procurement of mining equipment and partnering with experienced service providers. In addition to Bitcoin mining, through December 28, 2023, we delivered data management and desktop and application virtualization solutions through hybrid cloud, cloud and on premise implementations by its reseller network. We achieved this through a combination of containerized applications, virtual desktops, virtual storage and physical hyper-converged platforms. On December 28, 2023, we sold our service and product segment which included HVE ConneXions and Unified ConneXions.

We obtain Bitcoin as a result of our mining operations, and we sell Bitcoin to support our operations and strategic growth. We currently mine Bitcoin in Missouri, Texas and Iowa, which these states do not have any material state-specific regulatory restrictions on the mining of Bitcoin. However, it is possible that these states or other states in which we may seek to operate may create laws that would impede Bitcoin mining. We do not currently plan to engage in regular trading of Bitcoin other than sales to convert our Bitcoin into U.S. dollars. Decisions to hold or sell Bitcoins are currently determined by management by analyzing forecasts and monitoring the market in real time. We have a hybrid treasury strategy to hold Bitcoin when possible, and sell to fund working capital requirements.
As of June 30, 2024, we owned approximately 13,100 miners, of which approximately 11,400 were in service. We do not have scheduled downtime for our miners. We periodically perform both scheduled and unscheduled maintenance on our miners, but such downtime has not historically been significant. Depending on the type of repair, the miner may run at a reduced speed or be taken offline. We use multiple software programs to monitor the performance of our machines. The miners owned as of June 30, 2024 have a range of energy efficiency (joules per terahash – “J/th”) of 21.5 to 38 J/th with an average energy efficiency of 28.4 J/th. The miner efficiency is an indication of how efficient we can earn Bitcoin and minimize cost to run the miner. At this time, we intend only to mine Bitcoin and we hold no other cryptocurrency other than Bitcoin. We do not have any power purchase agreements for the supply of power.
We currently have service agreements with Foundry Digital LLC and Luxor Technology Corporation, each a cryptocurrency mining pool operator, to provide a service to perform hash calculations. In exchange for providing the service, we are entitled to Full Pay Per Share (“FPPS”), which is a fractional share of the fixed Bitcoin award the applicable mining pool operators receives, plus a fractional share of the transaction fees attached to that blockchain, less net cryptocurrency fees due to the mining pool operators over the measurement period, as applicable. The pay-outs that we receive are based on the expected value from the block reward plus the transaction fee reward, regardless of whether the applicable mining pool operators successfully records a block to the blockchain. Our fractional share is based on a contractual formula, which primarily calculates the hash rate provided to the mining pool as a percentage of total network hash rate and other inputs. The service agreements are terminable at any time by either party without compensation, and our enforceable right to compensation only begins when we begin providing hash calculation services to the applicable mining pool operators, which occurs daily at midnight Universal Time Coordinated (“UTC time”).
As of June 30, 2024, we held approximately 7.2 Bitcoin. The fair value of our Bitcoin as of June 30, 2024 was $450,000 on our consolidated balance sheet. We account for our Bitcoin as indefinite-lived intangible assets. Effective January 1, 2024, we early adopted ASU 2023-08, Intangibles - Goodwill - and Other - Crypto Assets (Subtopic 350-60): Accounting For and Disclosure of Crypto Assets (“ASU 2023-08”) and recorded a $20,000 decrease to the opening balance of accumulated deficit and an increase to digital assets. The new guidance requires Bitcoin to be valued at fair value each reporting period with changes in fair value recorded in operating expenses in the consolidated statement of operations. The fair value of Bitcoin is measured using the period-end closing price from the Company’s principal market. When Bitcoin is sold, the gains and losses from such transactions are measured as the difference between the cash proceeds and the carrying basis of the Bitcoin as determined on a first in-first out (“FIFO”) basis and are recorded within the same line item, Change in fair value of Bitcoin, in the consolidated statements of operations.
We are strategizing for our future growth by working on a plan to refresh a significant portion of our fleet with newer-generation machines to bolster efficiency. We expect this to lead to greater gross profits given that more efficient machines typically use less power and generate more Bitcoin. We expect to start the process of removing the older machines during the third quarter of 2024 and to begin replacing them with newer generation machines, continuing in a phased approach over the remainder of the year. Subsequent to June 30, 2024, we purchased 335 new miners for $1.3 million.

Recent Key Events
•In July 2024, one of our hosting providers informed us they were taking approximately 3,300, or 29%, of our mining machines offline for an undetermined period of time to relocate them. As of August 2024, approximately 1,900 mining machines that were taken offline were back online, and approximately 12% of our mining machines remain offline pending relocation.
•In the first six months of 2024, we issued 4,043,850 common shares for the conversion of 28,307 Series H Preferred Shares. Subsequent to June 30, 2024, we issued 408,284 common shares for the conversion of 2,858 Series H Preferred Shares.
•On April 19, 2024, a Bitcoin halving event occurred on the Bitcoin network. Halving is a key part of the Bitcoin protocol and serves to control the overall supply and reduce the risk of inflation in digital assets using a proof-of-work consensus algorithm. The Bitcoin halving event reduced the block subsidy by half from 6.25 to 3.125 Bitcoin per block.
Results of Operations
The Second Quarter of 2024 Compared with the Second Quarter of 2023
Revenue
We generated revenues of $4.7 million and $5.5 million during the second quarter of 2024 and 2023, respectively. The $0.8 million decrease in revenue is primarily due to a decrease in revenues from our Bitcoin mining operation as certain miners were relocated, the Bitcoin halving event that occurred in April 2024 offset by higher Bitcoin prices in the second quarter of 2024 compared to the second quarter of 2023, as well as a decrease in revenues of $0.5 million related to our former Service and Product segment which was sold in December 2023. During the second quarter of 2024, all of our revenue was derived from Bitcoin mining.
Operating Expenses
Cost of Revenue (exclusive of depreciation and amortization expense)
Direct cost of revenues during the second quarter of 2024 and 2023 were $4.0 million and $4.3 million, respectively, representing a decrease of $0.3 million primarily due to the prior year disposal of our Service and Product segment.
Sales and Marketing Expense
Sales and marketing expenses were nil and $0.3 million for the second quarter of 2024 and 2023, respectively. The decrease of $0.3 million was due to the sale of our Service and Product segment in December 2023 and we no longer have sales and marketing expense.
Research and Development Expense
Research and development expenses were nil and $0.2 million for the second quarter of 2024 and 2023, respectively. The decrease of $0.2 million was due to the sale of our Service and Product segment in December 2023 and we no longer have research and development expense.
General and Administrative Expense
General and administrative expenses were $3.0 million and $3.6 million for the second quarter of 2024 and 2023. The decrease of $0.6 million was due to a decrease of $0.5 million related to operating costs for our former special purpose acquisition company which no longer exists for 2024, and an aggregate $0.4 million decrease in legal fees associated with our Bitcoin mining operation and insurance cost. These decreases were offset by an aggregate increase of $0.3 million primarily associated with directors’ fees and share-based compensation.

Depreciation and Amortization Expense
Depreciation and amortization expense was $1.8 million and $1.4 million for the second quarter of 2024 and 2023, respectively. The increase of $0.4 million was primarily due to depreciation related to our Bitcoin mining machines.
Impairment of Property and Equipment
Impairment of property and equipment was $0.9 million and nil for the second quarter of 2024 and 2023, respectively, and related to idle mining equipment not expected to return to use.
Loss on Disposal of Property and Equipment
Loss on disposal of property and equipment was $0.7 million and $0.3 million for the second quarter of 2024 and 2023, respectively, and related to the sale of mining equipment.
Change in Fair Value of Bitcoin
Change in fair value of Bitcoin was $0.1 million and nil for the second quarter of 2024 and 2023, respectively. Effective January 1, 2024, we early adopted ASU 2023-08 and recorded a $20,000 decrease to the opening balance of accumulated deficit and an increase to digital assets. The loss in the second quarter of 2024 is the change in fair value of the Bitcoin held, as well as the gains and losses from when the Bitcoin was sold. Sale transactions are measured as the difference between the cash proceeds and the carrying basis of the Bitcoin as determined on a FIFO basis.
Realized Gain on Sale of Bitcoin
Realized gain on sale of Bitcoin was nil and $0.1 million for the second quarter of 2024 and 2023, respectively. The first quarter of 2023 is due to the sale of Bitcoin and the difference between the sales proceeds from the Bitcoin and the carrying amount. Typically gains are higher when Bitcoin prices are increasing over a holding period. Effective January 1, 2024, we early adopted ASU 2023-08, and in accordance with the new guidance we no longer report impairment of Bitcoin and realized gain on sale of Bitcoin separately. Instead, current period comparable information is reported in the line item Change in fair value of Bitcoin in the consolidated statement of operations.
Impairment of Bitcoin
Impairment of Bitcoin was nil and $0.3 million for the second quarter of 2024 and 2023, respectively. Effective January 1, 2024, we early adopted ASU 2023-08, and in accordance with the new guidance we no longer report impairment of Bitcoin and realized gain on sale of Bitcoin separately. Instead, current period comparable information is reported in the line item Change in fair value of Bitcoin in the consolidated statement of operations.
Non-Operating Income and Expenses
Unrealized Gain on Investment in Equity Securities
Unrealized gain on investment in equity securities was $7.3 million and nil for the second quarter of 2024 and 2023, respectively. The gain was related to our equity investment in Core Scientific Inc., a publicly traded company.
Interest Income and Other Income, Net
Interest income and other income, net was $0.6 million and $1.1 million for the second quarter of 2024 and 2023, respectively. The second quarter of 2024 interest income and other income, net, primarily related to a realized gain on the partial sale of our equity investment in Core Scientific Inc. The second quarter of 2023 interest income and other income, net, primarily related to a $1.0 million fair value adjustment for warrant liabilities and $0.1 million in interest income from restricted funds held in trust.

The First Six Months of 2024 Compared with the First Six Months of 2023
Revenue
We generated revenues of $11.6 million and $8.5 million during the first six months of 2024 and 2023, respectively. The $3.1 million increase in revenue is primarily due to the increase of $4.1 million in revenues from our Bitcoin mining operation primarily due to higher Bitcoin prices in the first six months of 2024 compared to 2023, offset by the Bitcoin halving event that occurred in April 2024, and a decrease of $1.0 million related to our former Service and Product segment which was sold in December 2023. During the first six months of 2024, all of our revenue was derived from Bitcoin mining.
Operating Expenses
Cost of Revenue (exclusive of depreciation and amortization expense)
Direct cost of revenues during the first six months of 2024 and 2023 were $8.3 million and $6.5 million, respectively, representing an increase of $1.8 million primarily due to the increase in miners deployed related to our Bitcoin mining operation.
Sales and Marketing Expense
Sales and marketing expenses were nil and $0.6 million for the first six months of 2024 and 2023, respectively. The decrease of $0.6 million was due to the sale of our Service and Product segment in December 2023 and we no longer have sales and marketing expense.
Research and Development Expense
Research and development expenses were nil and $0.5 million for the first six months of 2024 and 2023, respectively. The decrease of $0.5 million was due to the sale of our Service and Product segment in December 2023 and we no longer have research and development expense.
General and Administrative Expense
General and administrative expenses were $6.4 million and $7.1 million for the first six months of 2024 and 2023, respectively. The decrease of $0.7 million was primarily due to a decrease of $0.7 million related to operating costs for our former special purpose acquisition company which no longer exists for 2024, an aggregate $0.6 million decrease in legal fees associated with our Bitcoin mining operation and insurance cost, and $0.4 million decrease associated with outside services related to our expansion into the cryptocurrency industry. These decreases were offset by an increase of $0.7 million in share-based compensation primarily related to awards to certain executives, and an increase of $0.3 million for employee and related expenses primarily associated with executive bonuses.
Depreciation and Amortization Expense
Depreciation and amortization expense was $3.6 million and $2.4 million for the first six months of 2024 and 2023, respectively. The increase of $1.2 million was primarily due to depreciation related to our Bitcoin mining machines.
Impairment of Property and Equipment
Impairment of property and equipment was $0.9 million and nil for the first six months of 2024 and 2023, respectively, and related to idle mining equipment not expected to return to use.
Loss on Disposal of Property and Equipment
Loss on disposal of property and equipment was $0.7 million and $0.3 million for the first six months of 2024 and 2023, respectively, and related to the sale of mining equipment.

Change in Fair Value of Bitcoin
Change in fair value of Bitcoin was $0.7 million and nil for the first six months of 2024 and 2023, respectively. Effective January 1, 2024, we early adopted ASU 2023-08 and recorded a $20,000 decrease to the opening balance of accumulated deficit and an increase to digital assets. The gain in the first six months of 2024 is the change in fair value of the Bitcoin held, as well as the gains and losses from when the Bitcoin was sold. Sale transactions are measured as the difference between the cash proceeds and the carrying basis of the Bitcoin as determined on a FIFO basis.
Realized Gain on Sale of Bitcoin
Realized gain on sale of Bitcoin was nil and $0.8 million for the first six months of 2024 and 2023, respectively. The first six months of 2023 is due to the sale of Bitcoin and the difference between the sales proceeds from the Bitcoin and the carrying amount. Typically gains are higher when Bitcoin prices are increasing over a holding period. Effective January 1, 2024, we early adopted ASU 2023-08, and in accordance with the new guidance we no longer report impairment of Bitcoin and realized gain on sale of Bitcoin separately. Instead, current period comparable information is reported in the line item Change in fair value of Bitcoin in the consolidated statement of operations.
Impairment of Bitcoin
Impairment of Bitcoin was nil and $0.4 million for the first six months of 2024 and 2023, respectively. Effective January 1, 2024, we early adopted ASU 2023-08, and in accordance with the new guidance we no longer report impairment of Bitcoin and realized gain on sale of Bitcoin separately. Instead, current period comparable information is reported in the line item Change in fair value of Bitcoin in the consolidated statement of operations.
Non-Operating Income and Expenses
Unrealized Gain on Investment in Equity Securities
Unrealized gain on investment in equity securities was $4.5 million and nil for the first six months of 2024 and 2023, respectively. The gain was related to our equity investment in Core Scientific Inc., a publicly traded company.
Interest Income and Other Income, Net
Interest income and other income, net was $0.7 million and $1.4 million of income, net, for the first six months of 2024 and 2023, respectively. The first six months of 2024 interest income and other expense, net, primarily related to a $0.5 million realized gain on the partial sale of our equity investment in Core Scientific Inc. and a $0.2 million fair value adjustment for warrant liabilities. The first six months of 2023 interest income and other expense, net, primarily related to a $1.3 million fair value adjustment for warrant liabilities and $0.2 million in interest income from restricted funds held in trust.
Liquidity and Capital Resources
We have recurring year to date losses from operations. Our primary source of cash flow is generated from Bitcoin mining revenue. At June 30, 2024, we had cash and cash equivalents of $4.3 million compared to cash and cash equivalents of $0.6 million at December 31, 2023. As of June 30, 2024, we had working capital of $13.3 million reflecting an increase of $5.2 million since December 31, 2023 primarily related to an increase in cash and the unrealized gain on our investment in equity securities. Cash management continues to be a priority.

Management has projected that based on our recurring losses, negative cash flows from operating activities, and our hashing rate at June 30, 2024, cash on hand may not be sufficient to allow us to continue operations and there is substantial doubt about our ability to continue as a going concern within 12 months from the date of issuance of the financial statements if we are unable to raise additional funding for operations. We expect our working capital needs to increase in the future as we continue to expand and enhance our operations. Included in our working capital is an investment in equity securities that we can liquidate as needed to assist in funding our operations. Our ability to raise additional funds for working capital through equity or debt financings or other sources may depend on the financial success of our business and successful implementation of our key strategic initiatives, financial, economic and market conditions and other factors, some of which are beyond our control. If we require additional capital and are unsuccessful in raising that capital at a reasonable cost and at the required time, or at all, we may not be able to continue our business operations in the cryptocurrency mining industry or we may be unable to advance our growth initiatives, either of which could adversely impact our business, financial condition and results of operations. In an effort to mitigate these risks we expect to take steps to lower our cost of mining and also refresh our mining fleet to increase our mining efficiency.
Significant changes from our current forecasts, including but not limited to: (i) shortfalls from projected mining earning levels; (ii) increases in operating costs; (iii) decreases in the value of cryptocurrency; and (iv) our inability to maintain compliance with the requirements of the NASDAQ Capital Market and/or our inability to maintain listing with the NASDAQ Capital Market could have a material adverse impact on our ability to access the level of funding necessary to continue our operations at current levels. These factors, among others, should they occur may result in our inability to continue as a going concern within 12 months from the date of issuance of the financial statements. The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business and do not include any adjustments that might result from the outcome of this uncertainty.
The following table shows a summary of our cash flows (used in) provided by operating activities and investing activities (in thousands):

	Six Months Ended June 30,
	2024	2023
Net cash used in operating activities	$(3,354)	$(2,034)
Net cash provided by investing activities	$7,031	$220
Net cash provided by financing activities	$—	$979
Net cash used in operating activities. The use of cash during the first six months of 2024 was primarily a result of our net loss of $2.4 million, offset by $1.7 million in non-cash items, which primarily included an unrealized gain on investment in equity securities, realized gain on investment in equity securities, depreciation, amortization of intangible assets, loss on disposal of property and equipment, share-based compensation expense, change in fair value of Bitcoin, Bitcoin issued for services, and change in fair value of warrant liabilities.
Net cash provided by investing activities. During the first six months of 2024, we received $5.5 million from proceeds from the sale of investment in equity securities and $1.5 million from proceeds from the sale of Bitcoin. During the first six months of 2023, we sold 2,531 miners originally included in mining equipment, for cash proceeds of $3.7 million, our SPAC paid $1.9 million for the redemption of non-controlling interest related to MEOA, and we paid $1.6 million towards Bitcoin mining machines and shipping costs.
Net cash provided by financing activities. For the first six months of 2023, we received $0.8 million, net, from issuance of a convertible note, and $0.2 million from the exercise of stock options.

Off-Balance Sheet Information
During the ordinary course of business, we may provide standby letters of credit to third parties as required for certain transactions initiated by us. As of June 30, 2024, we have no standby letters of credit outstanding.
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
Our significant accounting policies are described in Note 2 to the consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023. The accounting estimates that are most critical to a full understanding and evaluation of our reported financial results are described in Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2023. There were no material changes to our critical accounting estimates during the six months ended June 30, 2024.
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
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended June 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Our Bitcoin mining operations require a substantial amount of power and can only be successful, and ultimately profitable, if the costs we incur, including for electricity, are lower than the revenue we generate from our operations. As a result, any mine we establish can only be successful if we can obtain sufficient electrical power for that mine on a cost-effective basis, and our establishment of new mines requires us to find locations where that is the case. For instance, our plans and strategic initiatives for expansion are based, in part, on our understanding of current environmental and energy regulations, policies, and initiatives enacted by regulators, and any such regulations that may be adopted in the future. Although we are not currently subject to environmental and energy regulations, policies or initiatives in Missouri, Texas or Iowa, the states in which we currently mine Bitcoin, related to our Bitcoin mining operations, if new regulations in these jurisdictions are imposed, or if we begin mining Bitcoin in other jurisdictions that do have such regulations, policies or initiatives, the assumptions we made underlying our plans and strategic initiatives may be inaccurate, and we may incur additional costs to adapt our planned business, if we are able to adapt at all, to such regulations.
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
Mining Bitcoin requires large amounts of electrical power, and electricity costs are expected to account for a significant portion of our overall costs. The availability and cost of electricity may restrict the geographic locations of our mining activities. Any shortage of electricity supply or increase in electricity costs in any location where we plan to operate may negatively impact the viability and the expected economic return for Bitcoin mining activities in that location and may negatively impact our business model. While the increase in cost of power is mitigated by our fixed price contracts, we are unable to control power outages due to factors such as inclement weather or state requests to curtail our use of power may impact our gross profit. Although we do not have any power purchase contracts directly with any utilities, we have been advised by our hosting partners that they have such contracts. In most cases we have a fixed cost of power built into our contracts with our hosting partners.

Further, our business model can only be successful and our mining operations can only be profitable if the costs, including electrical power costs, associated with Bitcoin mining are lower than the price of Bitcoin itself. As a result, any mining operation we establish can only be successful if we can obtain sufficient electrical power for that site on a cost-effective basis, and our establishment of new mining data centers requires us to find sites where that is the case. Even if our electrical power costs do not increase, significant fluctuations in, and any prolonged periods of, low Bitcoin prices will decrease our gross profit and may also cause our electrical supply to no longer be cost-effective.
Furthermore, there may be significant competition for suitable cryptocurrency mining sites, and government regulators, including local permitting officials, may potentially restrict our ability to set up cryptocurrency mining operations in certain locations. They can also restrict the ability of electricity suppliers to provide electricity to mining operations in times of electricity shortage, or may otherwise potentially restrict or prohibit the provision of electricity to mining operations. In addition, if cryptocurrency mining becomes more widespread, government scrutiny related to restrictions on cryptocurrency mining facilities and their energy consumption may significantly increase. The considerable consumption of electricity by mining operators may also have a negative environmental impact, including contribution to climate change, which could set the public opinion against allowing the use of electricity for Bitcoin mining activities or create a negative consumer sentiment and perception of Bitcoin. This, in turn, could lead to governmental measures restricting or prohibiting cryptocurrency mining or the use of electricity for Bitcoin mining activities. Any such development in the jurisdictions where we plan to operate could increase our compliance burdens and have a material adverse effect on our business, prospects, financial condition, and operating results. Government regulators in other countries may also ban or substantially limit their local cryptocurrency mining activities, which could have a material effect on our supply chains for mining equipment or services and the price of Bitcoin. It could also increase our domestic competition as some of those cryptocurrency miners or new entrants in this market may consider moving their cryptocurrency mining operations or establishing new operations in the United States.
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
In general, novel or unique assets such as Bitcoin may be classified as securities if they meet the definition of investment contracts under U.S. law. In recent years, the offer and sale of digital assets other than Bitcoin, most notably Kik Interactive Inc.’s Kin tokens and Telegram Group Inc.’s TON tokens, have been deemed to be investment contracts by the SEC. The SEC has also sued Genesis Global Capital LLC and Gemini Trust Company LLC over their crypto-lending program that allegedly violated investor-protection laws. While we believe that Bitcoin is unlikely to be considered an investment contract, and thus a security under the investment contract definition, we cannot provide any assurances that Bitcoin we mine or otherwise acquire or hold for our own account will never be classified as a security under U.S. law. Our determination that Bitcoin is not a security is a risk-based assessment, not a legal standard binding on any regulatory body or court, and such determination does not preclude legal or regulatory action. If Bitcoin were to be classified as a security under U.S. law, we would be obligated to comply with registration and other requirements by the SEC, which would cause us to incur significant, non-recurring expenses which would materially and adversely impact your investment.
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

As a result of our investments and our mining activities, the investment securities we hold could exceed 40% of our total assets, exclusive of cash items and, accordingly, we could determine that we have become an inadvertent investment company. The cryptocurrency that we own, acquire or mine may be deemed an investment security by the SEC, and although we do not believe any of the cryptocurrency we own, acquire or mine are securities, any determination we make regarding whether cryptocurrencies are a security is a risk-based assessment, not a legal standard binding on a regulatory body or court, and does not preclude legal or regulatory action. An inadvertent investment company can avoid being classified as an investment company if it can rely on one of the exclusions under the Investment Company Act. One such exclusion, Rule 3a-2 under the Investment Company Act, allows an inadvertent investment company a grace period of one year from the earlier of (a) the date on which an issuer owns securities and/or cash having a value exceeding 50% of the issuer’s total assets on either a consolidated or unconsolidated basis and (b) the date on which an issuer owns or proposes to acquire investment securities having a value exceeding 40% of the value of such issuer’s total assets (exclusive of government securities and cash items) on an unconsolidated basis. As of the date of this proxy statement/prospectus, we do not believe we are an inadvertent investment company. We may take actions to cause the investment securities held by us to be less than 40% of our total assets, which may include acquiring assets with our cash and cryptocurrency on hand or liquidating our investment securities or cryptocurrency or seeking a no-action letter from the SEC if we are unable to acquire sufficient assets or liquidate sufficient investment securities in a timely manner.
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
Regulatory changes or actions in one or more countries or jurisdictions may alter the nature of an investment in us or restrict the use of cryptocurrency in a manner that adversely affects our business, prospects or operations.
As cryptocurrency has grown in both popularity and market size, governments around the world have reacted differently, with certain governments deeming cryptocurrency illegal, and others allowing their use and trade without restriction. In some jurisdictions, such as in the United States, cryptocurrency is subject to extensive regulatory requirements. Several countries have taken and may continue to take regulatory actions in the future that could severely restrict our right to mine, acquire, own, hold, sell or use cryptocurrency or to exchange for local currency. For example, in China it is illegal to accept payment in Bitcoin and other cryptocurrency for consumer transactions and banking institutions are barred from accepting deposits of cryptocurrency.
Cryptocurrency is viewed differently by different regulatory and standards setting organizations globally as well as in the United States on the federal and state levels. For example, the Financial Action Task Force (“FATF”) and the Internal Revenue Service (“IRS”) consider a cryptocurrency as currency or an asset or property. Further, the IRS applies general tax principles that apply to property transactions to transactions involving cryptocurrency.

If regulatory changes or interpretations require the regulation of cryptocurrency under the securities laws of the United States or elsewhere, including the Securities Act of 1933, the Exchange Act and the 1940 Act or similar laws of other jurisdictions and interpretations by the SEC, the CFTC, the IRS, Department of Treasury or other agencies or authorities, we may be required to register and comply with such regulations, including at a state or local level. To the extent that we decide to continue operations, the required registrations and regulatory compliance steps may result in extraordinary expense or burdens to us. Should compliance with these laws become overly burdensome and unprofitable we may decide to cease certain operations and change our business model.
Current and future legislation and SEC rule making and other regulatory developments, including interpretations released by a regulatory authority, may impact the manner in which cryptocurrency is viewed or treated for classification and clearing purposes. In particular, cryptocurrency may not be excluded from the definition of “security” by SEC rule making or interpretation requiring registration of all transactions unless another exemption is available, including transacting in cryptocurrency among owners and require registration of trading platforms as “exchanges”.
Due to concerns around resource consumption and associated environmental concerns, particularly as such concerns relate to public utilities companies, various countries, states and cities have implemented, or are considering implementing, moratoriums on Bitcoin mining in their jurisdictions. Such moratoriums would impede Bitcoin mining and/or Bitcoin use more broadly. For example, in November 2022, New York imposed a two-year moratorium on new proof-of-work mining permits at fossil fuel plants in the state. Although we do not mine in New York (we currently mine Bitcoin only in Missouri, Texas and Iowa) it is possible that other states may create similar laws that could have a material adverse effect on our business, financial condition and results of operations.
We cannot be certain as to how future regulatory developments will impact the treatment of cryptocurrency under the law. If we fail to comply with such additional regulatory and registration requirements, we may seek to cease certain of our operations or be subjected to fines, penalties and other governmental action. Such circumstances could have a material adverse effect on our ability to continue as a going concern or to pursue its business model at all, which could have a material adverse effect on its business, prospects or operations and potentially the value of any cryptocurrency we plan to hold or expect to acquire for our own account.
Further significant disruptions in the cryptocurrency markets, such as those experienced in the second half of 2022, may cause further material impairment of the value and use of our miners.
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
If Bitcoin prices dropped to levels below those experienced in 2022 and held at those levels for a significant period of time, it could impact our profitability to the point that we would have to consider whether there would be less diminution of value if we were to leave certain of our miners to idle until the price of Bitcoin recovered. Theoretically, there is a minimum Bitcoin price that is so low that we would want to turn off our miners. This is a complex projection involving multiple ever-changing, dynamic variables that include the price of Bitcoin, the exahash we have online, the network exahash, the network hashprice, the amount of time our machines are online hashing (uptime), and our cost to mine Bitcoin. We have multiple mining sites and hosting partners, all with different hosting prices, electricity prices, and contract structures. These costs, some fixed and some variable, would need to be compared to the current revenue being produced by the miners in order to make any such decision. In recent months the price of Bitcoin has increased, while our fixed rate contracts have stayed the same. The largest impact on breakeven has been the impact of the Bitcoin halving, which reduced the Bitcoin earned by half while the same amount of hash calculations were supplied.

It may be illegal now, or in the future, to acquire, own, hold, sell, or use cryptocurrency, participate in blockchains or utilize similar cryptocurrency in one or more countries, the ruling of which would adversely affect us.
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
One or more countries, including but not limited to China, which have taken harsh regulatory action in the past, may take regulatory actions in the future that could severely restrict the right to acquire, own, hold, sell, or use cryptocurrency or to exchange for fiat currency. In many nations, particularly in China, it is illegal to accept payment in cryptocurrency for consumer transactions and banking institutions are barred from accepting deposits of cryptocurrency. Such restrictions may adversely affect us as the large-scale use of cryptocurrency as a means of exchange is presently confined to certain regions globally. Such circumstances could have a material adverse effect on our ability to continue as a going concern or to pursue our strategy at all, which could have a material adverse effect on our business, prospects, or operations and potentially the value of any Bitcoin that we mine or otherwise acquire or hold for our own account, and harm investors.
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
Although we believe that we are currently in compliance with the Nasdaq Listing Rules, we cannot guarantee that we will continue to comply with the Nasdaq Listing Rules for continued listing on the Nasdaq Capital Market in the future. If we cannot comply with the Nasdaq Listing Rules, our common shares would be subject to delisting and would likely trade on the over-the-counter market. If our common shares were to trade on the over-the-counter market, selling our common shares could be more difficult because smaller quantities of shares would likely be bought and sold, transactions could be delayed, and security analysts’ coverage of us may be reduced. In addition, broker-dealers have certain regulatory burdens imposed upon them, which may discourage broker-dealers from effecting transactions in our common shares, further limiting the liquidity of our common shares. As a result, the market price of our common shares may be depressed, and you may find it more difficult to sell our common shares. Such delisting from the Nasdaq Capital Market and continued or further declines in our share price could also greatly impair our ability to raise additional necessary capital through equity or debt financing.
Our business is dependent on a small number of Bitcoin mining equipment suppliers.
Our business is dependent upon Bitcoin mining equipment suppliers providing an adequate supply of new generation Bitcoin mining machines at economical prices to customers intending to purchase our hosting and other solutions. The growth in our business is directly related to increased demand for hosting services and Bitcoin which is dependent in large part on the availability of new generation mining machines offered for sale at a price conducive to profitable Bitcoin mining, as well as the trading price of Bitcoin. The market price and availability of new mining machines fluctuates with the price of cryptocurrency and can be volatile. In addition, as more companies seek to enter the mining industry, the demand for machines may outpace supply and create mining machine equipment shortages. There are no assurances that cryptocurrency mining equipment suppliers will be able to keep pace with any surge in demand for mining equipment. We currently do not have an agreement with our suppliers to purchase additional machines, and therefore there is no guarantee that we will be able to purchase machines on terms acceptable to us. We intend to complete one or more financings to provide liquidity to purchase additional machines, at which point we expect to enter into an agreement with one or more machine suppliers in order to purchase additional machines. Further, manufacturing mining machine purchase contracts are not favorable to purchasers and even if we do enter into agreements with our suppliers, we may have little or no recourse in the event a mining machine manufacturer defaults on its mining machine delivery commitments. If we and our customers are not able to obtain a sufficient number of Bitcoin mining machines at favorable prices, our growth expectations, liquidity, financial condition and results of operations will be negatively impacted.
Bitcoin mining machines rely on components and raw materials that may be subject to price fluctuations or shortages, including ASIC chips that have been subject to a significant shortage.
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
We do not currently have agreements in place for the supply of ASIC chips. There is a risk that a manufacturer or seller of ASIC chips or other necessary mining equipment may adjust the prices based on fluctuations in cryptocurrency prices or otherwise, and the cost of new machines could become unpredictable and extremely high. As a result, at times, we may be forced to obtain Bitcoin mining machines and other hardware at premium prices, to the extent they are even available. Such events could have a material adverse effect on our business, prospects, financial condition, and operating results.
Cryptocurrency may be subject to loss, theft, or restriction on access.
There is a risk that some or all of any cryptocurrency that we own could be lost or stolen. Cryptocurrency is stored in sites commonly referred to as “wallets” by holders of cryptocurrency which may be accessed to exchange a holder’s cryptocurrency. Access to our Bitcoin could also be restricted by cybercrime (such as a denial of service attack). Cold storage refers to any cryptocurrency wallet that is not connected to the Internet. Cold storage is generally more secure than hot storage, but is not ideal for quick or regular transactions and we may experience lag time in our ability to respond to market fluctuations in the price of our Bitcoin. We expect to hold all our cryptocurrency in a combination of insured institutional custody services and multi signature cold storage wallets, and maintain secure backups to reduce the risk of malfeasance, but the risk of loss of our Bitcoin cannot be wholly eliminated. Any restrictions on access to our Bitcoin due to cybercrime or other reasons could limit our ability to convert cryptocurrency to cash, potentially resulting in liquidity issues. Currently, we store our Bitcoin in wallets custodied by Bitgo and Coinbase (each, a “Custodian” and together, the “Custodians”). All of our wallets held by Custodians are cold wallets. Such arrangements are governed by each Custodian’s terms of service, and we do not have an agreement with either Custodian other than such terms of service. When we decide to sell Bitcoin, we transfer it from our digital wallets held by the applicable Custodian to our trading account wallet, which is held by us. We do not currently have a specific policy for how or when to sell Bitcoin for fiat currency to fund our operations for growth or through what exchange we do so, or whether we should hold our mining rewards for investment purposes. At this time, our Bitcoin are not held for long periods of time and they are generally sold nearly immediately in order to fund our operations. Transfers through Bitgo over a certain size require video conference verification to ensure that the request came from one of our authorized signors, and that we in fact authorized the transfer in question.

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
Cryptocurrency is controllable only by the possessor of both the unique public and private keys relating to the local or online digital wallet in which they are held, which wallet’s public key or address is reflected in the network’s public blockchain. To the extent such private keys are lost, destroyed, or otherwise compromised, we will be unable to access our cryptocurrency rewards and such private keys may not be capable of being restored by any network. Any loss of private keys relating to digital wallets used to store our cryptocurrency could have a material adverse effect on our ability to continue as a going concern or to pursue our new strategy at all, which could have a material adverse effect on our business, prospects, or operations and potentially the value of Bitcoin that we mine or otherwise acquire or hold for our own account.
Bitcoin is subject to halving, and our Bitcoin mining operations may generate less revenue as a result.
At mathematically predetermined intervals, the number of new Bitcoin awarded for solving a block is cut in half, which is referred to as “halving.” Bitcoin halving occurred in April 2024, at which time the block rewards for Bitcoin halved from 6.25 to 3.125. While we cannot predict the exact date of the next halving, as it is predicated on factors such as the block height and the network hash rate, halving happens every 210,000 blocks, and the next Bitcoin halving is expected to occur in 2028. While Bitcoin prices have historically increased around these halving events, there is no guarantee that the price change will be favorable or would compensate for the reduction in mining rewards. If a corresponding and proportionate increase in the price of Bitcoin does not follow the upcoming or future halving events, the revenue we earn from our Bitcoin mining operations would see a decrease, which could have a material adverse effect on our results of operations and financial condition.
The maximum number of Bitcoins that may be released into circulation is 21 million, and the number of Bitcoin currently in circulation is approximately 19.7 million. As the number of Bitcoin available to be mined narrows, we expect the fees for Bitcoin transactions to increase. Eventually, once the majority of Bitcoin is mined and in circulation, we expect to see revenue from transaction fees to exceed the revenue from mining Bitcoin. Once this occurs, we may need to find additional ways to increase our revenue, which could include entering into other areas within the cryptocurrency industry.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
None.
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
None.

Item 6. Exhibits.

Exhibit		Filed	Incorporated by Reference
Number	Description	Herewith	Form	File No.	Date Filed

3.1	Certificate and Articles of Amalgamation of the Company		6-K	001-36532	3/25/2015

3.2	Certificate of Amendment to the Articles of Amalgamation of the Company		6-K	001-36532	7/17/2017

3.3	Certificate of Amendment to the Articles of Amalgamation of the Company		8-K	001-36532	10/2/2018

3.4	Certificate of Amendment to the Articles of Amalgamation of the Company		8-K	001-36532	11/5/2018

3.5	Certificate of Amendment to the Articles of Amalgamation of the Company		8-K	001-36532	11/14/2018

3.6	Certificate of Amendment to the Articles of Amalgamation of the Company		8-K	001-36532	7/12/2019

3.7	Certificate of Amendment to the Articles of Amalgamation of the Company		8-K	001-36532	11/8/2019

3.8	Certificate of Amendment to the Articles of Amalgamation of the Company		8-K	001-36532	5/8/2020

3.9	Certificate of Amendment to the Articles of Amalgamation of the Company		8-K	001-36532	9/29/2020

3.10	Certificate of Amendment to the Articles of Amalgamation of the Company		6-K	001-36532	1/7/2021

3.11	Certificate of Amendment to the Articles of Amalgamation of the Company		6-K	001-36532	7/15/2021

3.12	Certificate of Amendment to the Articles of Amalgamation of the Company		6-K	001-36532	10/4/2021

3.13	Certificate of Amendment to the Articles of Amalgamation of the Company		8-K	001-36532	6/28/2023

3.14	By-law No. 1, as Amended		6-K	001-36532	7/17/2017

3.15	By-law No. 1 Amending Agreement		6-K	001-36532	2/1/2022

3.16	By-law No. 1 Amending Agreement		8-K	001-36532	1/13/2023

3.17	By-law No. 2		6-K	001-36532	5/12/2017

10.1+	Sphere 3D Corp. Second Amended 2015 Performance Incentive Plan		S-8	001-36532	5/31/2024

10.2#	Master Agreement between Sphere 3D Corp. and Compute North LLC (as assigned to GC Data Center Granbury, LLC) dated June 3, 2022		S-3/A	001-36532	7/24/2024

10.3#	Hosting Agreement between Sphere 3D Corp. and Lancium, FS 25, LLC dated February 8, 2023		S-3/A	001-36532	7/24/2024

10.4#	Master Hosting Services Agreement between Sphere 3D Corp. and Rebel Mining Company, LLC dated April 4, 2023		S-3/A	001-36532	7/24/2024

10.5#	Hosting Agreement between Sphere 3D Corp. and Joshi Petroleum, LLC dated October 18, 2023		S-3/A	001-36532	7/24/2024

Exhibit		Filed	Incorporated by Reference
Number	Description	Herewith	Form	File No.	Date Filed

31.1	Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

31.2	Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document	X

101.SCH	Inline XBRL Taxonomy Extension Schema	X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase	X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase	X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase	X

101.PRE	Inline XBRL Taxonomy Presentation Linkbase	X

104	Cover Page Interactive Data File (formatted as inline XBRL as contained in Exhibit 101)	X
_________________
+ Management contract or compensation plan or arrangement
# Certain confidential portions of this Exhibit were omitted pursuant to Item 601(b)(10)(iv) by means of marking such portions with brackets (“[***]”); the identified confidential portions (i) are not material and (ii) are customarily and actually treated as private or confidential.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Sphere 3D Corp.

Date:	August 13, 2024	By:	/s/ Patricia Trompeter
Patricia Trompeter
Chief Executive Officer
(Principal Executive Officer)