Form 10-Q
period 2024-09-30
Sphere 3D Corp.
filed 2024-11-14
CIK 1591956

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024
or
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of November 5, 2024, there were 21,238,243 shares of the registrant’s common shares outstanding.

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements.
Sphere 3D Corp.
Condensed Consolidated Balance Sheets
(in thousands of U.S. dollars, except shares)
(unaudited)

	September 30, 2024	December 31, 2023
Assets
Current assets:
Cash and cash equivalents	$4,950	$586
Digital assets	79	986
Investment in equity securities	6,950	—
Other current assets	2,522	11,938
Total current assets	14,501	13,510
Property and equipment, net	23,391	24,166
Intangible assets, net	3,467	4,581
Other non-current assets	2,896	3,406
Total assets	$44,255	$45,663
Liabilities, Temporary Equity and Shareholders’ Equity
Current liabilities:
Accounts payable	$612	$2,374
Accrued liabilities	1,778	1,179
Accrued payroll and employee compensation	1,127	1,482
Warrant liabilities	32	205
Other current liabilities	—	106
Total current liabilities	3,549	5,346
Commitments and contingencies (Note 12)
Temporary equity:
Series H preferred shares, no par value, unlimited shares authorized, 11,132 and 43,515 shares issued and outstanding as of September 30, 2024 and December 31, 2023, respectively	4,858	13,794

Shareholders’ equity:
Common shares, no par value; unlimited shares authorized, 20,940,530 and 15,373,616 shares issued and outstanding as of September 30, 2024 and December 31, 2023, respectively	487,262	475,702
Accumulated other comprehensive loss	(1,814)	(1,808)
Accumulated deficit	(449,600)	(447,371)
Total shareholders’ equity	35,848	26,523
Total liabilities, temporary equity, and shareholders’ equity	$44,255	$45,663
See accompanying notes to condensed consolidated financial statements.

Sphere 3D Corp.
Condensed Consolidated Statements of Operations
(in thousands of U.S. dollars, except share and per share amounts)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Revenues:
Bitcoin mining revenue	$2,355	$5,102	$13,967	$12,592
Service and product revenue	—	622	—	1,624
Total revenues	2,355	5,724	13,967	14,216
Operating costs and expenses:
Cost of Bitcoin mining revenue (exclusive of depreciation and amortization shown below)	2,731	4,292	10,997	10,331
Cost of service and product revenue	—	221	—	728
Sales and marketing	—	217	—	768
Research and development	—	362	—	859
General and administrative	3,032	3,399	9,470	10,504
Depreciation and amortization	1,737	2,028	5,374	4,428
Impairment of acquired intangible assets	—	1,231	—	1,231
Impairment of property and equipment	—	—	860	—
Loss on disposal of property and equipment	—	315	691	566
Change in fair value of Bitcoin	8	—	(695)	—
Realized gain on sale of Bitcoin	—	(136)	—	(908)
Impairment of Bitcoin	—	199	—	549
Total operating costs and expenses	7,508	12,128	26,697	29,056
Loss from operations	(5,153)	(6,404)	(12,730)	(14,840)
Other income (expense):
Unrealized (loss) gain on investment in equity securities	(446)	—	4,093	—
Other income, net	5,775	100	6,462	1,464
Interest expense	—	(10)	—	(1,183)
Net income (loss) before taxes	176	(6,314)	(2,175)	(14,559)
Provision for income taxes	72	—	74	4
Net income (loss)	104	(6,314)	(2,249)	(14,563)
Less: Non-controlling interest - (loss) income	—	(7)	—	76
Net income (loss) available to common shareholders	$104	$(6,307)	$(2,249)	$(14,639)

Net income (loss) per share:
Basic	$0.01	$(0.50)	$(0.12)	$(1.29)
Diluted	$0.005	$(0.50)	$(0.12)	$(1.29)
Shares used in computing net income (loss) per share:
Basic	20,733,022	12,653,413	18,681,399	11,340,973
Diluted	22,323,306	12,653,413	18,681,399	11,340,973
See accompanying notes to condensed consolidated financial statements.

Sphere 3D Corp.
Condensed Consolidated Statements of Comprehensive Income (Loss)
(in thousands of U.S. dollars)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023

Net income (loss)	$104	$(6,314)	$(2,249)	$(14,563)
Other comprehensive loss:
Foreign currency translation adjustment	—	(1)	(6)	(6)
Total other comprehensive loss	—	(1)	(6)	(6)
Comprehensive income (loss)	$104	$(6,315)	$(2,255)	$(14,569)
See accompanying notes to condensed consolidated financial statements.

Sphere 3D Corp.
Condensed Consolidated Statements of Shareholders’ Equity
(in thousands of U.S. dollars, except shares)
(unaudited)

	Common Shares		Accumulated Other Comprehensive Loss	Accumulated Deficit	Non-controlling Interest	Total Shareholders' Equity
	Shares	Amount
Balance at January 1, 2024	15,373,616	$475,702	$(1,808)	$(447,371)	$—	$26,523
Cumulative adjustment from adoption of ASU 2023-08	—	—	—	20	—	20
Issuance of common shares for conversion of preferred shares	2,422,710	4,327	—	—	—	4,327
Share-based compensation	—	1,086	—	—	—	1,086
Other comprehensive loss	—	—	(3)	—	—	(3)
Net loss	—	—	—	(4,477)	—	(4,477)
Balance at March 31, 2024	17,796,326	481,115	(1,811)	(451,828)	—	27,476
Issuance of common shares for conversion of preferred shares	1,621,140	2,811	—	—	—	2,811
Issuance of common shares for vested restricted stock units	717,858	—	—	—	—	—
Issuance of common shares for settlement of liabilities	199,597	255	—	—	—	255
Share-based compensation	—	772	—	—	—	772
Other comprehensive loss	—	—	(3)	—	—	(3)
Net income	—	—	—	2,124	—	2,124
Balance at June 30, 2024	20,334,921	484,953	(1,814)	(449,704)	—	33,435
Issuance of common shares for conversion of preferred shares	582,283	1,798	—	—	—	1,798
Issuance of common shares for vested restricted stock units	23,326	—	—	—	—	—
Share-based compensation	—	511	—	—	—	511
Net income	—	—	—	104	—	104
Balance at September 30, 2024	20,940,530	$487,262	$(1,814)	$(449,600)	$—	$35,848

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

Sphere 3D Corp.
Condensed Consolidated Statements of Cash Flows
(in thousands of U.S. dollars)
(unaudited)

	Nine Months Ended September 30,
	2024	2023
Operating activities:
Net loss	$(2,249)	$(14,563)
Adjustments to reconcile net loss to net cash used in operating activities:
Unrealized gain on investment in equity securities	(4,093)	—
Depreciation and amortization	5,374	4,428
Share-based compensation	2,369	1,960
Impairment of property and equipment	860	—
Change in fair value of Bitcoin	(695)	—
Loss on disposal of property and equipment	691	566
Bitcoin issued for services	538	1,263
Realized gain on sale of investment in equity securities	(3,395)	—
Change in fair value of warrant liabilities	(173)	(1,371)
Impairment of acquired intangible assets	—	1,231
Warrants issued with convertible debt	—	976
Realized gain on sale of Bitcoin	—	(908)
Impairment of Bitcoin	—	549
Extinguishment of debt	—	63
Noncash lease cost	—	40
Changes in operating assets and liabilities:
Proceeds from sale of Bitcoin	13,529	12,958
Mining of Bitcoin	(13,967)	(12,592)
Accounts receivable	—	10
Accounts payable and accrued liabilities	(1,567)	1,336
Accrued payroll and employee compensation	(100)	48
Other assets and liabilities, net	(186)	(2,018)
Net cash used in operating activities	(3,064)	(6,024)
Investing activities:
Proceeds from sale of investment in equity securities	10,538	—
Payments for purchase of property and equipment	(4,632)	(1,561)
Proceeds from sale of Bitcoin	1,522	—
Proceeds from sale of property and equipment	—	4,111
Redemption of non-controlling interest	—	(10,410)
Redemption of cash in trust account	—	10,297
Net cash provided by investing activities	7,428	2,437
Financing activities:
Proceeds from issuance of preferred shares and warrants	—	3,048
Payments for convertible debt	—	(1,285)
Proceeds from convertible debt, net of debt issuance costs	—	779
Proceeds from exercise of stock options	—	317
Net cash provided by financing activities	—	2,859
Net increase (decrease) in cash, and cash equivalents	4,364	(728)
Cash, cash equivalents, and restricted cash, beginning of period	586	1,543
Cash, cash equivalents, and restricted cash, end of period	$4,950	$815

See accompanying notes to condensed consolidated financial statements.

Sphere 3D Corp.
Condensed Consolidated Statements of Cash Flows (continued)
(in thousands of U.S. dollars)
(unaudited)

	Nine Months Ended September 30,
	2024	2023

Reconciliation of cash, cash equivalents and restricted cash to consolidated balance sheets:
Cash and cash equivalents	$4,950	$613
Restricted cash	—	202
Total cash, cash equivalents and restricted cash	$4,950	$815

Supplemental disclosures of non-cash investing and financing activities:
Settlement of prepaid hosting services deposit with equity securities	$10,000	$—
Amounts accrued for purchases of property and equipment	$404	$—
Issuance of common shares for settlement of liabilities	$255	$—
Remeasurement of redeemable non-controlling interest	$—	$412
Preferred shares and warrants accrued issuance cost	$—	$34
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
Going Concern
Management has projected that based on our recurring losses, negative cash flows from operating activities, and our hashing rate at September 30, 2024, cash on hand may not be sufficient to allow the Company to continue operations and there is doubt about the Company’s ability to continue as a going concern within 12 months from the date of issuance of the financial statements if we are unable to raise additional funding for operations. We expect our working capital needs to increase in the future as we continue to expand and enhance our operations. Included in our working capital is an investment in equity securities that we can liquidate as needed to assist in funding our operations. Our ability to raise additional funds for working capital through equity or debt financings or other sources may depend on the financial success of our business and successful implementation of our key strategic initiatives, financial, economic and market conditions and other factors, some of which are beyond our control. We require additional capital and if we are unsuccessful in raising that capital at a reasonable cost and at the required times, or at all, we may not be able to continue our business operations in the cryptocurrency mining industry or we may be unable to advance our growth initiatives, either of which could adversely impact our business, financial condition and results of operations. In an effort to mitigate these risks we expect to take steps to lower our cost of mining and also refresh our mining fleet to increase our mining efficiency.
Significant changes from the Company’s current forecasts, including but not limited to: (i) shortfalls from projected mining earning levels; (ii) increases in operating costs; (iii) decreases in the value of cryptocurrency; and (iv) if we do not maintain compliance with the requirements of the NASDAQ Capital Market and/or we do not maintain our listing with the NASDAQ Capital Market could have a material adverse impact on the Company’s ability to access the level of funding necessary to continue its operations at current levels. These factors, among others, should they occur may result in the Company’s inability to continue as a going concern within 12 months from the date of issuance of the financial statements. The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business and do not include any adjustments that might result from the outcome of this uncertainty.

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
Foreign Currency Translation
The financial statements of the Company’s foreign subsidiary, for which the functional currency is the local currency, is translated into U.S. dollars using the exchange rate at the consolidated balance sheet date for assets and liabilities and a weighted-average exchange rate during the year for revenue, expenses, gains and losses. Translation adjustments are recorded as accumulated other comprehensive income (loss) within shareholders’ equity. Gains or losses from foreign currency transactions are recognized in the condensed consolidated statements of operations. Such transactions resulted in minimal losses for the three and nine months ended September 30, 2024 and 2023.
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
Warrant Liabilities
Warrant liabilities are presented at fair value on the consolidated balance sheets. The warrant liabilities are subject to remeasurement at each balance sheet date and any change in fair value is recognized in other income, net, in the consolidated statements of operations.
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
The Company’s fractional share is based on a contractual formula, which primarily calculates the hash rate provided to the mining pool as a percentage of total network hash rate and other inputs. The contracts, which are less than 24 hours and continuously renew throughout the day, are terminable at any time by either party without compensation and the Company’s enforceable right to compensation only begins when the Company starts providing the service to the mining pool operator, which begins daily at midnight Universal Time Coordinated (“UTC”). The terms, conditions, and compensation are at the current market rates, and accordingly the renewal option is not a material right. The contract arises at the point that the Company provides hash calculation services to the mining pool operator, which is the beginning of the contract day at midnight UTC time (contract inception), as customer consumption is in tandem with daily earnings of delivery of the service. According to the customer contract, daily earnings are calculated from midnight-to-23:59:59 UTC time, and the payout is made one hour later at 1:00 AM UTC time.
The Company satisfies its performance obligation over time with daily settlement in Bitcoin. The Company’s performance is completed as it transfers the hash rate computations over the continuously renewed contract periods, which are less than 24 hours. The Company has full control of the mining equipment utilized in the mining pool and if the Company determines it will increase or decrease the processing power of its machines and/or fleet (i.e., for repairs or when power costs are excessive) the service provided to the customer will be adjusted.

The transaction consideration the Company receives is noncash consideration in the form of Bitcoin, which the Company measures at fair value at contract inception, midnight UTC time. The noncash consideration is variable, since the amount of block reward earned depends on the amount of hash calculation services, the amount of transaction fees awarded and operator fees over the same period. The Company does not constrain this variable consideration because it is probable that a significant reversal in the amount of revenue recognized from the contract will not occur when the uncertainty is subsequently resolved and recognizes the noncash consideration on the same day that control is transferred, which is the same day as contract inception. The fair value used to calculate the noncash consideration is based on the Bitcoin spot price in our principal market at the beginning of the day (midnight UTC time) at contract inception.
Expenses associated with running the Bitcoin mining operations, such as hosting, operating supplies, utilities, and monitoring services are recorded as cost of revenues.
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

The following tables provide a summary of the assets and liabilities that are measured at fair value on a recurring basis (in thousands):

	September 30, 2024
	Fair Value	Level 1	Level 2	Level 3
Assets:
Investment in equity securities	$6,950	$6,950	$—	$—
Bitcoin	79	79	—	—
Total	$7,029	$7,029	$—	$—
Liabilities:
Warrant liabilities	$32	$—	$—	$32

	December 31, 2023
	Fair Value	Level 1	Level 2	Level 3
Liabilities:
Warrant liabilities	$205	$—	$—	$205
The Company’s investments are in publicly held equity securities which have readily determinable fair values. For the three and nine months ended September 30, 2024, the Company recognized an unrealized loss of $0.4 million and gain of $4.1 million, respectively, within other income (expense) in its consolidated statements of operations related to the fair value change of the investment in equity securities. For the three and nine months ended September 30, 2024, the Company recognized a realized gain of $2.9 million and $3.4 million, respectively, within other income (expense) in its consolidated statements of operations related to the sale of equity securities.
The fair value of the warrant liabilities was measured using a Black Scholes valuation model with the following assumptions:

	September 30, 2024	December 31, 2023
Common share price	$0.93	$3.47
Expected volatility	120.0%	120.0%
Risk-free interest rate	3.8%	4.2%
The following table presents the activities of warrant liabilities that are measured at fair value (in thousands):

Warrant liability as of January 1, 2024	$205
Change in fair value LDA warrant	(129)
Warrant liability as of March 31, 2024	76
Change in fair value LDA warrant	(32)
Warrant liability as of June 30, 2024	44
Change in fair value LDA warrant	(12)
Warrant liability as of September 30, 2024	$32

Assets and Liabilities that are Measured at Fair Value on a Nonrecurring Basis
The Company's non-financial assets such as property and equipment and intangible assets are recorded at fair value when an impairment is recognized or at the time acquired in an asset acquisition or business combination measured using significant unobservable inputs (Level 3). As discussed in Note 6 - Certain Balance Sheet Items, for the nine months ended September 30, 2024, the Company recorded impairment charges associated with property and equipment and reduced the carrying amount of such assets subject to the impairment to their estimated fair value.
4.Digital Assets
The following table presents the activities of Bitcoin (in thousands):

Balance at January 1, 2024	$986
Cumulative effect upon adoption of ASU 2023-08	20
Revenue recognized from Bitcoin mined	13,967
Proceeds from sale of Bitcoin	(15,051)
Bitcoin issued for services	(538)
Change in fair value of Bitcoin	695
Balance at September 30, 2024	$79
The following table presents Bitcoin holdings (in thousands except for number of Bitcoin):

September 30, 2024
Number of Bitcoin held	1.3
Carrying basis of Bitcoin	$82
For the three and nine months ended September 30, 2024, the Company had a realized gain of approximately $2,000 and $630,000, respectively, on the sale of Bitcoin.
All additions of Bitcoin were the result of Bitcoin generated by the Company’s Bitcoin mining operations. All dispositions of Bitcoin were the result of sales on the open market and used to fund the Company’s operations. The Company's Bitcoin holdings are not subject to sale restrictions and do not serve as collateral for any agreements. As of September 30, 2024 and December 31, 2023, the Company held no other cryptocurrency.
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

6.    Certain Balance Sheet Items
The following table summarizes other current assets (in thousands):

	September 30, 2024	December 31, 2023
Prepaid mining hosting services	$1,129	$980
Prepaid insurance	964	575
Prepaid services	224	193
Bitcoin mining hosting deposit	—	10,000
Other	205	190
Total other current assets	$2,522	$11,938
The December 31, 2023 Bitcoin mining hosting deposit was settled by shares of Core Scientific’s common stock issued to the Company, and is included in investment in equity securities at September 30, 2024.
The following table summarizes property and equipment, net (in thousands):

	September 30, 2024	December 31, 2023
Mining equipment	$32,155	$30,122
Construction in progress	500	—
Total	32,655	30,122
Accumulated depreciation	(9,264)	(5,956)
Property and equipment, net	$23,391	$24,166
Depreciation expense for property and equipment was $1.4 million and $1.3 million for the three months ended September 30, 2024 and 2023, respectively. Depreciation expense for property and equipment was $4.3 million and $2.9 million for the nine months ended September 30, 2024 and 2023, respectively.
For the nine months ended September 30, 2024 and 2023, the Company sold 450 and 2,925 miners, respectively, that were included in mining equipment, for proceeds of $0.2 million and $4.1 million, respectively. The Company had a loss on the sale of miners of nil and $0.7 million during the three and nine months ended September 30, 2024. The Company had a loss on the sale of miners of $0.3 million and $0.6 million during the three and nine months ended September 30, 2023, respectively.
Impairment of Property and Equipment
For the nine months ended September 30, 2024, the Company recorded an impairment to property and equipment related to idle mining equipment not expected to return to use. The Company compared the indicated fair value to the carrying value of the mining equipment, and as a result of the analysis, an impairment charge of $0.9 million was recorded for the nine months ended September 30, 2024. The estimated fair value of the Company’s mining equipment is classified in Level 3 of the fair value hierarchy. The Company incurred no property and equipment impairment charges for the three and nine months ended September 30, 2023.
The following table summarizes other non-current assets (in thousands):

	September 30, 2024	December 31, 2023
Prepaid mining hosting services	$2,892	$3,402
Other	4	4
Total other non-current assets	$2,896	$3,406

7.    Intangible Assets
The following table summarizes intangible assets, net (in thousands):

	September 30, 2024	December 31, 2023
Supplier agreements	$37,525	$37,525
Capitalized development costs	103	103
	37,628	37,628
Accumulated amortization:
Supplier agreements	(34,058)	(32,944)
Capitalized development costs	(103)	(103)
	(34,161)	(33,047)
Total finite-lived intangible assets, net	$3,467	$4,581
Amortization expense for intangible assets was $0.4 million and $0.8 million for the three months ended September 30, 2024 and 2023, respectively. Amortization expense for intangible assets was $1.1 million and $1.6 million for the nine months ended September 30, 2024 and 2023, respectively.
Estimated amortization expense for intangible assets is approximately $0.4 million for the remainder of 2024 and $1.5 million, $1.5 million, and $0.1 million in fiscal year 2025, 2026, and 2027, respectively.
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
In accordance with the authoritative guidance for distinguishing liabilities from equity, the Company has determined that its Series H preferred shares carry certain redemption features beyond the control of the Company. Accordingly, the Series H Preferred Shares are presented as temporary equity. For the nine months ended September 30, 2024 and 2023, the Company issued 4,626,133 and 4,130,419 common shares for the conversion of 32,383 and 28,913 Series H Preferred Shares, respectively.
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
Unlimited authorized shares of common shares at no par value are available to the Company. At September 30, 2024, the Company had the following outstanding warrants to purchase common shares:

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
			5,100,780

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Expected volatility	—	81.8%	124.3-126.1%	81.8-84.0%
Expected term (in years)	—	0.5	3.5	0.5
Risk-free interest rate	—	5.52%	4.09-4.61%	5.27-5.52%
Dividend yield	—	—	—	—
The following table summarizes option activity:

	Shares Subject to Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Options outstanding — January 1, 2024	395,241	$6.34
Granted	371,465	$2.16
Exercised	—	$—
Forfeited	(323,536)	$3.21
Options outstanding — September 30, 2024	443,170	$5.11	4.5	$—
Vested and expected to vest — September 30, 2024	443,170	$5.11	4.5	$—
Exercisable — September 30, 2024	200,985	$7.59	3.8	$—
The weighted average grant date fair values of options granted for the nine months ended September 30, 2024 and 2023 was $1.67 and $0.58 per share, respectively.
Restricted Stock Units
The following table summarizes RSU activity:

	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding — January 1, 2024	58,929	$9.51
Granted	1,757,250	$1.72
Vested and released	(741,184)	$1.88
Forfeited	—	$—
Outstanding — September 30, 2024	1,074,995	$2.04
Vested and unreleased — September 30, 2024	199,219	$1.90

The estimated fair value of RSUs was based on the market value of the Company’s common shares on the date of grant. RSUs typically vest over a period of 12 months to three years from the original date of grant. The total grant date fair value of RSUs vested for the nine months ended September 30, 2024 and 2023 was approximately $1.8 million and $0.6 million, respectively. The fair value of RSUs vested for the nine months ended September 30, 2024 and 2023 was approximately $1.3 million and $0.2 million, respectively.
Restricted Stock Awards
The Company grants RSAs to employees and consultants in lieu of cash payment for services performed. The estimated fair value of the RSA is based on the market value of the Company’s common shares on the date of grant. For the nine months ended September 30, 2024, the Company granted 199,597 fully vested RSAs with a weighted average per share price of $1.28 and a fair value of $0.3 million. For the nine months ended September 30, 2023, the Company granted 44,450 fully vested RSAs with a weighted average per share price of $1.44 and a fair value of $0.1 million.
Share-Based Compensation Expense
The Company recorded the following compensation expense related to its share-based compensation awards (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Sales and marketing	$—	$35	$—	$86
General and administrative	511	721	2,369	1,874
Total share-based compensation expense	$511	$756	$2,369	$1,960
Total unrecognized estimated compensation cost by type of award and the weighted-average remaining requisite service period over which such expense is expected to be recognized (in thousands, unless otherwise noted):

	September 30, 2024
	Unrecognized Expense	Remaining Weighted-Average Recognition Period (years)
RSUs	$1,368	1.1
Stock options	$160	0.5

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
A reconciliation of the numerators and denominators is as follows (in thousands, except share and per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Numerator:
Net income (loss) available to common shareholders	$104	$(6,307)	$(2,249)	$(14,639)
Denominator:
Weighted average common shares outstanding for basic income (loss) per share	20,733,022	12,653,413	18,681,399	11,340,973
Net effect of dilutive common share equivalents	1,590,284	—	—	—
Weighted average common shares outstanding for diluted net income (loss) per share	22,323,306	12,653,413	18,681,399	11,340,973
Net income (loss) per share:
Basic	$0.01	$(0.50)	$(0.12)	$(1.29)
Diluted	$0.005	$(0.50)	$(0.12)	$(1.29)
Anti-dilutive common share equivalents excluded from the computation of diluted net income (loss) per share were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Common share purchase warrants	5,100,780	6,042,354	5,100,780	6,042,354
Preferred shares issued and outstanding	—	6,800,565	1,590,284	6,800,565
Options and RSUs outstanding	1,518,165	932,294	1,518,165	932,294
12.Commitments and Contingencies
Service Agreements
On October 18, 2023, the Company entered into a Hosting Agreement with Joshi Petroleum, LLC (the “Joshi Hosting Agreement”) for rack space, network services, electrical connections, routine facility maintenance, and technical support of certain of the Company’s mining equipment. The Joshi Hosting Agreement has an initial term of three years with subsequent one year renewal periods until either party provides written notice to the other party of its desire to avoid and given renewal term at least 30 days in advance of the conclusion of the prior initial term or renewal period. As required by the Joshi Hosting Agreement, the Company paid a deposit of $0.3 million representing the last two months of estimated service fees. For the three months ended September 30, 2024 and 2023, the Company incurred costs under the Joshi Hosting Agreement of $0.4 million and nil, respectively. For the nine months ended September 30, 2024 and 2023, the Company incurred costs under the Joshi Hosting Agreement of $1.2 million and nil, respectively.

On April 4, 2023, the Company entered into a Master Hosting Services Agreement with Rebel Mining Company, LLC (the “Rebel Hosting Agreement”) for rack space, network services, electrical connections, routine facility maintenance, and technical support of certain of the Company’s mining equipment. The Rebel Hosting Agreement has a term of three years with subsequent one year renewal periods. As required by the Rebel Hosting Agreement, the Company paid deposits of $2.6 million representing the last two months of estimated service fees. For the three months ended September 30, 2024 and 2023, the Company incurred costs under the Rebel Hosting Agreement of $0.7 million and $1.8 million, respectively. For both the nine months ended September 30, 2024 and 2023, the Company incurred costs under the Rebel Hosting Agreement of $3.0 million.
On February 8, 2023, the Company entered into a Hosting Agreement with Lancium FS 25, LLC (the “Lancium Hosting Agreement”) for rack space, network services, electrical connections, routine facility maintenance, and technical support of certain of the Company’s mining equipment. The Lancium Hosting Agreement has a term of two years with subsequent one year renewal periods. As required by the Lancium Hosting Agreement, the Company paid a deposit of $0.2 million representing a partial payment towards the last two months of estimated service fees. For the three months ended September 30, 2024 and 2023, the Company incurred costs under the Lancium Hosting Agreement of $0.8 million and $0.7 million, respectively. For the nine months ended September 30, 2024 and 2023, the Company incurred costs under the Lancium Hosting Agreement of $2.5 million and $1.2 million, respectively.
In the first quarter of 2024, Marathon Digital Holdings acquired GC Data Center Granbury Equity Holdings, LLC and assumed the GC Data Center master agreement, (“GC Data Center MA”). The GC Data Center MA has a term of five years beginning December 2022. The monthly service fee is payable based on the actual hash rate performance of the equipment per miner type per location as a percentage of the anticipated monthly hash rate per miner type. As required by the service agreement, the Company paid a deposit of $0.5 million representing the last two months of estimated service fees. For the three months ended September 30, 2024 and 2023, the Company incurred costs under the GC Data Center MA of $0.3 million and $1.1 million, respectively. For the nine months ended September 30, 2024 and 2023, the Company incurred costs under the GC Data Center MA of $2.7 million and $3.6 million, respectively. On August 28, 2024, the Company and GC Data Center Granbury, LLC (the “Host”) mutually entered into a termination agreement effective August 31, 2024, and the Host paid a termination fee to the Company of $3.0 million, included within other income (expense) in its consolidated statements of operations, to settle all matters pertaining to the GC Data Center MA including all services and deposit prepayment for estimated services fees.
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
Letters of credit
During the ordinary course of business, the Company provides standby letters of credit to third parties as required for certain transactions initiated by the Company. As of September 30, 2024, the Company has no standby letters of credit outstanding.

Litigation
The Company is, from time to time, subject to claims and suits arising in the ordinary course of business. The Company cannot predict the final outcome of such proceedings. Where appropriate, the Company vigorously defends such claims, lawsuits and proceedings. Paid expenses related to the defense of such claims are recorded by the Company as incurred and paid. Based on current information, the Company does not believe there is a reasonable possibility that a material loss, if any, will result from any claims, lawsuits and proceedings to which the Company is subject to either individually, or in the aggregate.
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
Summary information by segment (in thousands):

Three months ended September 30, 2023	Bitcoin Mining	Service and Product	Unallocated	Total Consolidated
Revenue	$5,102	$622	$—	$5,724
Segment gross profit	$810	$401	$—	$1,211
Segment loss from operations	$(1,569)	$(124)	$(4,711)	$(6,404)
Interest expense	$—	$—	$10	$10
Depreciation and amortization	$1,999	$3	$26	$2,028

Nine months ended September 30, 2023	Bitcoin Mining	Service and Product	Unallocated	Total Consolidated
Revenue	$12,592	$1,624	$—	$14,216
Segment gross profit	$2,261	$896	$—	$3,157
Segment loss from operations	$(2,281)	$(866)	$(11,693)	$(14,840)
Capital expenditures	$1,561	$—	$—	$1,561
Interest expense	$—	$—	$1,183	$1,183
Depreciation and amortization	$4,330	$20	$78	$4,428
Service and product had the following customers that represented more than 10% of segment revenue.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Customer A	—	19.1%	—	22.2%
Customer B	—	12.0%	—	13.5%
Customer C	—	13.3%	—	11.8%
Customer D	—	17.3%	—	—
14.Subsequent Events
Subsequent to September 30, 2024, the Company issued 297,713 common shares for the conversion of 2,084 Series H Preferred Shares.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
The following quarterly management’s discussion and analysis (“MD&A”) should be read in conjunction with our unaudited condensed consolidated financial statements and the accompanying notes of Sphere 3D Corp. (the “Company”) for the three and nine months ended September 30, 2024. The condensed consolidated financial statements have been presented in United States (“U.S.”) dollars and have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). Unless the context otherwise requires, any reference to the “Company,” “Sphere 3D,” “we,” “our,” “us” or similar terms refers to Sphere 3D Corp. and its subsidiaries. Unless otherwise indicated, all references to “$” and “dollars” in this discussion and analysis mean U.S. dollars.
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
We are strategizing for our future growth by refreshing a significant portion of our fleet with newer-generation machines to bolster efficiency. We expect this to lead to greater gross profits given that more efficient machines typically use less power and generate more Bitcoin. As a result of our strategic changes, during the third quarter of 2024 mining production decreased as we focused on our long-term strategic goals of transitioning to lower-cost hosting sites and refreshing our fleet with newer-generation machines. The decrease in the third quarter of 2024 also reflects a significant change at one hosting site, where the hosting provider bought out our contract. We are currently evaluating machines from this site and are actively exploring more affordable hosting options.
As of September 30, 2024, we owned approximately 15,000 miners, of which approximately 6,400 were in service. We do not have scheduled downtime for our miners. During the third quarter of 2024, we have started the process of removing our older machines and replacing them with newer generation machines, and expect this to continue through the first quarter of 2025. In addition, we plan to continue to acquire new generation miners as we expand our exahash. We periodically perform both scheduled and unscheduled maintenance on our miners, but such downtime has not historically been significant. Depending on the type of repair, the miner may run at a reduced speed or be taken offline. We use multiple software programs to monitor the performance of our machines. The miners owned as of September 30, 2024 have a range of energy efficiency (joules per terahash – “J/th”) of 21.5 to 38 J/th with an average energy efficiency of 28.4 J/th. The miner efficiency is an indication of how efficient we can earn Bitcoin and minimize cost to run the miner. At this time, we intend only to mine Bitcoin and we hold no other cryptocurrency other than Bitcoin. We do not have any power purchase agreements for the supply of power.
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
As of September 30, 2024, we held approximately 1.3 Bitcoin. The fair value of our Bitcoin as of September 30, 2024 was approximately $0.1 million on our consolidated balance sheet. We account for our Bitcoin as indefinite-lived intangible assets. Effective January 1, 2024, we early adopted ASU 2023-08, Intangibles - Goodwill - and Other - Crypto Assets (Subtopic 350-60): Accounting For and Disclosure of Crypto Assets (“ASU 2023-08”) and recorded a $20,000 decrease to the opening balance of accumulated deficit and an increase to digital assets. The new guidance requires Bitcoin to be valued at fair value each reporting period with changes in fair value recorded in operating expenses in the consolidated statement of operations. The fair value of Bitcoin is measured using the period-end closing price from the Company’s principal market. When Bitcoin is sold, the gains and losses from such transactions are measured as the difference between the cash proceeds and the carrying basis of the Bitcoin as determined on a first in-first out (“FIFO”) basis and are recorded within the same line item, Change in fair value of Bitcoin, in the consolidated statements of operations.

Recent Key Events
•Subsequent to September 30, 2024, we have deployed approximately an additional 350 Q4 Bitmain Antminer S21s, as well, we have 1,000 XP miners acquired in September 2024, which we anticipate to be energized in the fourth quarter of 2024, adding 0.21 EH/s to our overall hash rate and expanding our fleet with the latest generation of high-efficiency miners. The total miner fleet now includes a significant number of Bitmain S21 and S21 Pro machines, contributing close to 0.2 EH/s in additional hash rate.
•On October 10, 2024, we received a letter from the Nasdaq Listing Qualifications department of The Nasdaq Stock Market LLC notifying us that we were not in compliance with the requirement of Nasdaq Marketplace Rule 5550(a)(2) for continued inclusion on the NASDAQ Capital Market as a result of the closing bid price for our common shares being below $1.00 for 30 consecutive business days. This notification has no effect on the listing of our common shares at this time. In accordance with the Nasdaq Marketplace Rules, we were provided an initial period of 180 calendar days to regain compliance, which required a closing bid price for our common shares above $1.00 for a minimum of 10 consecutive business days. On November 14, 2024, our common shares closing bid price was above $1.00 for 20 consecutive business days.
•In September 2024, Sphere 3D Corp. and Simple Mining LLC (“Simple Mining”) entered into a letter of intent to acquire a 12.5 MW site in Iowa featuring average sub 4c energy. We have partnered with Simple Mining to engineer, develop, and operate the site. Additionally, we will enter into a Managed Service Agreement (“MSA”) with Simple Mining to operate the site on our behalf. The MSA is expected to be a three-year contract, with the option to renew or terminate annually.
•In August 2024, we received a termination fee of $3.0 million to settle all matters pertaining to a terminated hosting agreement including all services and deposit prepayments for estimated services fees.
•In the first nine months of 2024, we issued 4,626,133 common shares for the conversion of 32,383 Series H Preferred Shares. Subsequent to September 30, 2024, we issued 297,713 common shares for the conversion of 2,084 Series H Preferred Shares.
Results of Operations
The Third Quarter of 2024 Compared with the Third Quarter of 2023
Revenue
We generated revenues of $2.4 million and $5.7 million during the third quarter of 2024 and 2023, respectively. The $3.3 million decrease in revenue is primarily due to one of our hosting providers taking approximately 3,300, or 22%, of our mining machines offline in the third quarter of 2024 to relocate them and such machines are pending redeployment. In addition, beginning the third quarter of 2024, we are in the process of removing our older mining equipment and replacing it with newer generation machines. This is expected to be an ongoing process through the first quarter of 2025 which may result in fluctuations in exahash. There was also a decrease in revenues of $0.6 million related to our former Service and Product segment which was sold in December 2023. During the third quarter of 2024, all of our revenue was derived from Bitcoin mining.
Operating Expenses
Cost of Revenue (exclusive of depreciation and amortization expense)
Direct cost of revenues during the third quarter of 2024 and 2023 were $2.7 million and $4.5 million, respectively, representing a decrease of $1.8 million primarily due to lower hosting fees due to machines being taken offline to be relocated and the transition of removing older mining machines and replacing them with newer generation machines, as well the prior year disposal of our Service and Product segment.

Sales and Marketing Expense
Sales and marketing expenses were nil and $0.2 million for the third quarter of 2024 and 2023, respectively. The decrease of $0.2 million was due to the sale of our Service and Product segment in December 2023 and we no longer have sales and marketing expenses.
Research and Development Expense
Research and development expenses were nil and $0.4 million for the third quarter of 2024 and 2023, respectively. The decrease of $0.4 million was due to the sale of our Service and Product segment in December 2023 and we no longer have research and development expense.
General and Administrative Expense
General and administrative expenses were $3.0 million and $3.4 million for the third quarter of 2024 and 2023. The decrease of $0.4 million was due to a decrease of $0.3 million associated with outside services related to our expansion into the cryptocurrency industry, a $0.2 million decrease in share-based compensation, a $0.2 million decrease related to operating costs for our former special purpose acquisition company which no longer exists for 2024, and a $0.1 million decrease in director fees due to the reduction in number of board members. These decreases were partially offset by an increase of $0.4 million primarily associated with legal fees.
Depreciation and Amortization Expense
Depreciation and amortization expense was $1.7 million and $2.0 million for the third quarter of 2024 and 2023, respectively. The decrease of $0.3 million was primarily due to lessor depreciation related to our Bitcoin mining machines due to current year sales of machines and the impairment in the second quarter of 2024, resulting in a lower cost basis to be depreciated over the remaining useful life.
Impairment of Acquired Intangible Assets
Impairment of acquired intangible assets was nil and $1.2 million for the third quarter of 2024 and 2023, respectively. The impairment was due to an adverse change in the business climate which indicated that an impairment triggering event occurred for one supplier agreement, and we determined the carrying value of the finite-lived intangible asset exceeded its estimated fair value.
Loss on Disposal of Property and Equipment
Loss on disposal of property and equipment was nil and $0.3 million for the third quarter of 2024 and 2023, respectively, and the prior year related to the sale of mining equipment.
Change in Fair Value of Bitcoin
Change in fair value of Bitcoin was $8,000 and nil for the third quarter of 2024 and 2023, respectively. Effective January 1, 2024, we early adopted ASU 2023-08 and recorded a $20,000 decrease to the opening balance of accumulated deficit and an increase to digital assets. The loss in the third quarter of 2024 is the change in fair value of the Bitcoin held, as well as the gains and losses from when the Bitcoin was sold. Sale transactions are measured as the difference between the cash proceeds and the carrying basis of the Bitcoin as determined on a FIFO basis.
Realized Gain on Sale of Bitcoin
Realized gain on sale of Bitcoin was nil and $0.1 million for the third quarter of 2024 and 2023, respectively. The third quarter of 2023 is due to the sale of Bitcoin and the difference between the sales proceeds from the Bitcoin and the carrying amount. Typically gains are higher when Bitcoin prices are increasing over a holding period. Effective January 1, 2024, we early adopted ASU 2023-08, and in accordance with the new guidance we no longer report impairment of Bitcoin and realized gain on sale of Bitcoin separately. Instead, current period comparable information is reported in the line item Change in fair value of Bitcoin in the consolidated statement of operations.

Impairment of Bitcoin
Impairment of Bitcoin was nil and $0.2 million for the third quarter of 2024 and 2023, respectively. Effective January 1, 2024, we early adopted ASU 2023-08, and in accordance with the new guidance we no longer report impairment of Bitcoin and realized gain on sale of Bitcoin separately. Instead, current period comparable information is reported in the line item Change in fair value of Bitcoin in the consolidated statement of operations.
Non-Operating Income and Expenses
Unrealized Loss on Investment in Equity Securities
Unrealized loss on investment in equity securities was $0.4 million and nil for the third quarter of 2024 and 2023, respectively. The loss was related to our equity investment in Core Scientific Inc., a publicly traded company.
Other Income, Net
Other income, net was $5.8 million and $0.1 million for the third quarter of 2024 and 2023, respectively. The third quarter of 2024 other income, net, primarily related to a realized gain of $2.9 million on the partial sale of our equity investment in Core Scientific Inc., and $3.0 million for the early termination of a hosting agreement. The third quarter of 2023 other income, net, primarily related to a $0.2 million fair value adjustment for warrant liabilities offset by $0.1 million for extinguishment of debt.
The First Nine Months of 2024 Compared with the First Nine Months of 2023
Revenue
We generated revenues of $14.0 million and $14.2 million during the first nine months of 2024 and 2023, respectively. The $0.2 million decrease in revenue is primarily due to an increase of $1.4 million in revenues from our Bitcoin mining operation for the first nine months of 2024 compared to 2023, offset by a decrease of $1.6 million related to our former Service and Product segment which was sold in December 2023. In July 2024, one of our hosting providers took approximately 3,300, or 22%, of our mining machines offline to relocate them and such machines are pending redeployment. In addition, beginning the third quarter of 2024, we are in the process of removing our older mining equipment and replacing it with newer generation machines. This is expected to be an ongoing process through the first quarter of 2025 which may result in fluctuations in exahash. During the first nine months of 2024, all of our revenue was derived from Bitcoin mining.
Operating Expenses
Cost of Revenue (exclusive of depreciation and amortization expense)
Direct cost of revenues during the first nine months of 2024 and 2023 were $11.0 million and $11.1 million, respectively, representing a decrease of $0.1 million primarily due to the prior year disposal of our Service and Product segment, and the decrease in miners deployed as we refresh our fleet by removing older mining machines and replacing them with newer generation machines.
Sales and Marketing Expense
Sales and marketing expenses were nil and $0.8 million for the first nine months of 2024 and 2023, respectively. The decrease of $0.8 million was due to the sale of our Service and Product segment in December 2023 and we no longer have sales and marketing expenses.
Research and Development Expense
Research and development expenses were nil and $0.9 million for the first nine months of 2024 and 2023, respectively. The decrease of $0.9 million was due to the sale of our Service and Product segment in December 2023 and we no longer have research and development expense.

General and Administrative Expense
General and administrative expenses were $9.5 million and $10.5 million for the first nine months of 2024 and 2023, respectively. The decrease of $1.0 million was primarily due to a decrease of $0.9 million related to operating costs for our former special purpose acquisition company which no longer exists for 2024, a $0.7 million decrease associated with outside services related to our expansion into the cryptocurrency industry, an aggregate $0.2 million decrease in legal fees associated with our Bitcoin mining operation and insurance cost, and a $0.2 million decrease in investor relations. These decreases were offset by an increase of $0.5 million in share-based compensation primarily related to awards to certain executives, an increase of $0.2 million for employee and related expenses, and a $0.2 million increase in costs related to strategic business growth.
Depreciation and Amortization Expense
Depreciation and amortization expense was $5.4 million and $4.4 million for the first nine months of 2024 and 2023, respectively. The increase of $1.0 million was primarily due to depreciation related to our Bitcoin mining machines.
Impairment of Property and Equipment
Impairment of property and equipment was $0.9 million and nil for the first nine months of 2024 and 2023, respectively, and related to idle mining equipment not expected to return to use.
Impairment of Acquired Intangible Assets
Impairment of acquired intangible assets was nil and $1.2 million for the first nine months of 2024 and 2023, respectively. The impairment was due to an adverse change in the business climate which indicated that an impairment triggering event occurred for one supplier agreement, and we determined the carrying value of the finite-lived intangible asset exceeded its estimated fair value.
Loss on Disposal of Property and Equipment
Loss on disposal of property and equipment was $0.7 million and $0.6 million for the first nine months of 2024 and 2023, respectively, and related to the sale of mining equipment.
Change in Fair Value of Bitcoin
Change in fair value of Bitcoin was $0.7 million and nil for the first nine months of 2024 and 2023, respectively. Effective January 1, 2024, we early adopted ASU 2023-08 and recorded a $20,000 decrease to the opening balance of accumulated deficit and an increase to digital assets. The gain in the first nine months of 2024 is the change in fair value of the Bitcoin held, as well as the gains and losses from when the Bitcoin was sold. Sale transactions are measured as the difference between the cash proceeds and the carrying basis of the Bitcoin as determined on a FIFO basis.
Realized Gain on Sale of Bitcoin
Realized gain on sale of Bitcoin was nil and $0.9 million for the first nine months of 2024 and 2023, respectively. The first nine months of 2023 is due to the sale of Bitcoin and the difference between the sales proceeds from the Bitcoin and the carrying amount. Typically gains are higher when Bitcoin prices are increasing over a holding period. Effective January 1, 2024, we early adopted ASU 2023-08, and in accordance with the new guidance we no longer report impairment of Bitcoin and realized gain on sale of Bitcoin separately. Instead, current period comparable information is reported in the line item Change in fair value of Bitcoin in the consolidated statement of operations.
Impairment of Bitcoin
Impairment of Bitcoin was nil and $0.5 million for the first nine months of 2024 and 2023, respectively. Effective January 1, 2024, we early adopted ASU 2023-08, and in accordance with the new guidance we no longer report impairment of Bitcoin and realized gain on sale of Bitcoin separately. Instead, current period comparable information is reported in the line item Change in fair value of Bitcoin in the consolidated statement of operations.

Non-Operating Income and Expenses
Unrealized Gain on Investment in Equity Securities
Unrealized gain on investment in equity securities was $4.1 million and nil for the first nine months of 2024 and 2023, respectively. The gain was related to our equity investment in Core Scientific Inc., a publicly traded company.
Other Income, Net
Other income, net was $6.5 million and $1.5 million of income, net, for the first nine months of 2024 and 2023, respectively. The first nine months of 2024 other income, net, primarily related to a $3.4 million realized gain on the partial sale of our equity investment in Core Scientific Inc., $3.0 million for the early termination of a hosting agreement, and a $0.2 million fair value adjustment for warrant liabilities. The first nine months of 2023 other income, net, primarily related to a $1.1 million fair value adjustment for warrant liabilities, $0.2 million for cancellation of warrant liabilities, and $0.2 million in interest income from restricted funds held in trust.
Interest Expense
Interest expense was nil and $1.2 million for the first nine months of 2024 and 2023, respectively. The first nine months of 2023 interest expense was primarily $1.0 million for warrants issued with our LDA convertible debt and $0.2 million of debt costs.
Liquidity and Capital Resources
We have recurring year to date losses from operations. Our primary source of cash flow is generated from Bitcoin mining revenue. At September 30, 2024, we had cash and cash equivalents of $5.0 million compared to cash and cash equivalents of $0.6 million at December 31, 2023. As of September 30, 2024, we had working capital of $11.0 million reflecting an increase of $2.8 million since December 31, 2023 primarily related to an increase in cash and the unrealized gain on our investment in equity securities. Cash management continues to be a priority and we are phasing out high-cost hosting contracts, leveraging our access to capital, and reducing our overall mining costs.
Management has projected that based on our recurring losses, negative cash flows from operating activities, and our hashing rate at September 30, 2024, cash on hand may not be sufficient to allow us to continue operations and there is doubt about our ability to continue as a going concern within 12 months from the date of issuance of the financial statements if we are unable to raise additional funding for operations. We expect our working capital needs to increase in the future as we continue to expand and enhance our operations. Included in our working capital is an investment in equity securities that we can liquidate as needed to assist in funding our operations. Our ability to raise additional funds for working capital through equity or debt financings or other sources may depend on the financial success of our business and successful implementation of our key strategic initiatives, financial, economic and market conditions and other factors, some of which are beyond our control. If we require additional capital and are unsuccessful in raising that capital at a reasonable cost and at the required time, or at all, we may not be able to continue our business operations in the cryptocurrency mining industry or we may be unable to advance our growth initiatives, either of which could adversely impact our business, financial condition and results of operations. In an effort to mitigate these risks we expect to take steps to lower our cost of mining and also refresh our mining fleet to increase our mining efficiency.
Significant changes from our current forecasts, including but not limited to: (i) shortfalls from projected mining earning levels; (ii) increases in operating costs; (iii) decreases in the value of cryptocurrency; and (iv) we do not maintain compliance with the requirements of the NASDAQ Capital Market and/or we do not maintain our listing with the NASDAQ Capital Market could have a material adverse impact on our ability to access the level of funding necessary to continue our operations at current levels. These factors, among others, should they occur may result in our inability to continue as a going concern within 12 months from the date of issuance of the financial statements. The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business and do not include any adjustments that might result from the outcome of this uncertainty.

The following table shows a summary of our cash flows (used in) provided by operating activities, investing activities, and financing activities (in thousands):

	Nine Months Ended September 30,
	2024	2023
Net cash used in operating activities	$(3,064)	$(6,024)
Net cash provided by investing activities	$7,428	$2,437
Net cash provided by financing activities	$—	$2,859
Net cash used in operating activities. The use of cash during the first nine months of 2024 was primarily a result of our net loss of $2.2 million, offset by $1.5 million in non-cash items, which primarily included an unrealized gain on investment in equity securities, realized gain on investment in equity securities, depreciation and amortization, share-based compensation expense, impairment of property and equipment, loss on disposal of property and equipment, change in fair value of Bitcoin, Bitcoin issued for services, and change in fair value of warrant liabilities.
Net cash provided by investing activities. During the first nine months of 2024, we received $10.5 million from proceeds from the sale of investment in equity securities and $1.5 million from proceeds from the sale of Bitcoin, offset by $4.6 million of payments for the purchase of property and equipment consisting of newer generation mining machines. During the first nine months of 2023, we sold 2,925 miners originally included in mining equipment, for cash proceeds of $4.1 million, our SPAC received $10.3 million from the redemption of the trust account and paid $10.4 million for the redemption of the redeemable non-controlling interest related to MEOA, and we paid $1.6 million towards digital asset mining machines and shipping costs.
Net cash provided by financing activities. For the first nine months of 2023, we received $3.0 million of proceeds from the issuance of preferred shares and warrants, $0.8 million, net, from the issuance of a convertible note, and $0.3 million from the exercise of stock options. These inflows were offset by $1.3 million of payments made on our convertible debt which was paid in full in August 2023.
Off-Balance Sheet Information
During the ordinary course of business, we may provide standby letters of credit to third parties as required for certain transactions initiated by us. As of September 30, 2024, we have no standby letters of credit outstanding.
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
Our significant accounting policies are described in Note 2 to the consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023. The accounting estimates that are most critical to a full understanding and evaluation of our reported financial results are described in Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2023. There were no material changes to our critical accounting estimates during the nine months ended September 30, 2024.

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
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended September 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

Sphere 3D Corp.

Date:	November 14, 2024	By:	/s/ Patricia Trompeter
Patricia Trompeter
Chief Executive Officer
(Principal Executive Officer)