Form 10-K
period 2024-12-31
Sphere 3D Corp.
filed 2025-03-28
CIK 1591956

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 28, 2024 was approximately $21.3 million based on the closing price on The Nasdaq Capital Market reported for such date.
As of March 24, 2025, there were 26,178,282 shares of the registrant’s common shares outstanding.

SPHERE 3D CORP.

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
Any reference to “Sphere 3D”, “the Company”, “we”, “our”, “us”, or similar terms refers to Sphere 3D Corp. and its wholly owned subsidiaries. The information, including any financial information, disclosed in this Annual Report on Form 10-K (the “Annual Report”) is stated as at December 31, 2024 or for the year ended December 31, 2024, as applicable, unless otherwise indicated. Unless otherwise indicated, all dollar amounts are expressed in U.S. dollar and references to “$” are to the lawful currency of the United States (“U.S.”).
PART I
Item 1. Business
Overview
Sphere 3D was incorporated under the Business Corporations Act (Ontario) on May 2, 2007 as T.B. Mining Ventures Inc. On March 24, 2015, we completed a short-form amalgamation with a wholly-owned subsidiary. In connection with the short-form amalgamation, we changed our name to “Sphere 3D Corp.” Any reference to the “Company”, “Sphere 3D”, “we”, “our”, “us”, or similar terms refers to Sphere 3D Corp. and its subsidiaries. In December 2014, we completed the acquisition of Overland Storage, Inc. (“Overland”) to grow our business in the containerization and virtualization technologies along with data management products that enabled workload-optimized solutions. In November 2018, we sold our Overland business. In January 2022, we commenced operations of our Bitcoin mining business and are dedicated to becoming a leader in the blockchain and cryptocurrency industry. We have established and plan to continue to grow an enterprise-scale mining operation through the procurement of mining equipment and partnering with experienced service providers. On December 28, 2023, we sold our Service and Product segment, which included HVE ConneXions and Unified ConneXions, and plan to focus on growing our Bitcoin mining operation.

Bitcoin and Blockchain
Bitcoin is a decentralized digital currency that operates on a peer-to-peer network, allowing users to send and receive payments without relying on banks or central authorities. It runs on a public blockchain, a distributed ledger where all transactions are recorded and secured through cryptographic verification. Within the Bitcoin ecosystem, there are three key participants: users, miners, and nodes. Users are individuals or businesses that send, receive, or store Bitcoin, typically using wallets. Miners are participants who use computational power to solve complex mathematical puzzles, validating transactions and adding them to the blockchain in exchange for newly minted Bitcoin and transaction fees as a reward for their work. Nodes are computers that maintain a full copy of the blockchain and help verify transactions, ensuring the network remains secure and decentralized. Together, these participants enable Bitcoin to function as a trustless, borderless, and censorship-resistant financial system.
In the Bitcoin network, transactions must be validated before they are added to the blockchain. When a user initiates a transaction, it is broadcast to the network and enters the mempool, where it awaits confirmation. Full nodes verify the transaction by checking the sender’s balance and digital signature against the blockchain’s history. Once verified, miners compete to include the transaction in a new block through a process called Proof of Work, where they solve a complex cryptographic puzzle to find a valid hash that meets the network’s difficulty requirements. The first miner to solve the puzzle broadcasts the new block to the network, and if other nodes verify its validity, it is permanently added to the blockchain. As a reward for securing the network, the winning miner receives a block reward, which consists of newly minted Bitcoin—currently 3.125 BTC as of 2024—along with transaction fees paid by users. Over time, as the block reward continues to halve approximately every four years, transaction fees will become an increasingly important incentive for miners to continue securing the network. This system ensures Bitcoin remains decentralized, secure, and resistant to inflation.
As of December 31, 2024, we held approximately 14.9 Bitcoin. The fair value of our Bitcoin as of December 31, 2024 was approximately $1.4 million on our consolidated balance sheet.
Construction in Progress
In September 2024, we entered into a letter of intent with Simple Mining LLC (“Simple Mining”) to build-out a 12.5 megawatt (“MW”) site in Iowa with Simple Mining managing the build-out of the infrastructure for the new mining site. Due to delays in permitting and timeline, we shifted to a different site, under the same construct and power cost assumptions, reducing the overall capacity from 12.5 MW to 8 MW. For the year ended December 31, 2024, we made payments of $1.4 million towards the infrastructure.
Subsequent to December 31, 2024, we incurred additional costs of $1.4 million towards the infrastructure of the new 8 MW mining site in Iowa. The 8 MW site was energized on March 10, 2025. In March 2025, we entered into a Managed Services Agreement with Simple Mining to operate the site on our behalf.
Bitcoin Mining
We obtain Bitcoin as a result of our mining operations, and when necessary we sell Bitcoin to support our operations and strategic growth. We mine Bitcoin in Missouri, Texas and Iowa, which do not have any material state-specific regulatory restrictions on the mining of Bitcoin. However, it is possible that these states or other states in which we may seek to operate may create laws that would impede Bitcoin mining. We do not currently plan to engage in regular trading of Bitcoin other than sales to convert our Bitcoin into U.S. dollars. Decisions to hold or sell our Bitcoin are currently made by management by analyzing forecasts and monitoring the market in real time. We have a hybrid treasury strategy to hold Bitcoin when possible, and sell to fund working capital requirements.
A key component of the Bitcoin mining business segment is to acquire highly specialized computer servers (known in the industry as “miners”), which operate application-specific integrated circuit (“ASIC”) chips designed specifically to mine Bitcoin, and deploy such miners at-scale utilizing our hosting agreements. ASIC miners are the most effective and energy-efficient machines available today, and we believe deploying them at-scale, will enable us to continue growing our hashrate and optimize the output and longevity of our miners as they are deployed.

Our Bitcoin mining operation is focused on maximizing our ability to successfully mine Bitcoin by growing our hashrate (the amount of computer power we devote to supporting the Bitcoin blockchain), to increase our chances of successfully creating new blocks on the Bitcoin blockchain (a process known as “proof of work”). Generally, the greater share of the Bitcoin blockchain’s total network hashrate (the aggregate hashrate deployed to solving a block on the Bitcoin blockchain) a miner’s hashrate represents, the greater that miner’s chances of solving a block and, therefore, earning the block reward. As the proliferation of Bitcoin continues and the market price for Bitcoin increases, we expect additional miner operators to enter the market in response to an increased demand for Bitcoin which we anticipate to follow increased Bitcoin prices. As these new miner operators enter the market and as increasingly powerful miners are deployed in an attempt to solve a block, the Bitcoin blockchain’s network hashrate grows, meaning an existing miner must increase its hashrate at pace commensurate with the growth of network hashrate to maintain its relative chance of solving a block and earning a block reward. As we expect this trend to continue, we will need to continue growing our hashrate to compete in our dynamic and highly competitive industry.
As of December 31, 2024, we owned approximately 14,000 miners, of which approximately 6,300 were in service, and a total hashrate capacity of 0.76 exahash per second (“EH/s”). We are strategizing for our future growth by refreshing a significant portion of our fleet with newer-generation machines to bolster efficiency and developing a 8 MW site in Iowa. Vertically integrating with self owned facilities, like the Iowa site, allows us to reduce our reliance on third-parties and decrease our overall cost to mine a Bitcoin. As a result of our strategic changes, during the third and fourth quarter of 2024 mining production decreased as we focused on our long-term strategic goals of transitioning to lower-cost hosting sites, vertically integrating to own our own sites, and refreshing our fleet with newer-generation machines.
In 2024, we mined 286.3 Bitcoin, which represented a decrease of 57.1% over the 667.4 Bitcoin we mined in 2023. The decrease was primarily due to the halving event in April 2024 and our strategic plan to transition to lower-cost hosting sites and refresh our fleet with newer-generation machines. Based on our existing operations and expected deployment of miners we have purchased, we anticipate having approximately 1.5 EH/s of total hashrate in operation during 2025. We plan to continue to acquire new generation miners as we expand our exahash. We do not have scheduled downtime for our miners. We periodically perform both scheduled and unscheduled maintenance on our miners. Depending on the type of repair, the miner may run at a reduced speed or be taken offline. We use multiple software programs to monitor the performance of our machines. The miners owned as of December 31, 2024 have an average efficiency (joules per terahash – “J/th”) of 27.1 J/th. The miner efficiency is an indication of how efficiently we can earn Bitcoin and minimize cost to run the miner. Currently, we intend only to mine Bitcoin and we hold no other cryptocurrency other than Bitcoin. We do not have any power purchase agreements for the supply of power.
Mining Pools
A mining pool is a service operated by a mining pool operator that pools the resources of individual miners to share their processing power over a network. Mining pools emerged in response to the growing difficulty and network hash rate competing for Bitcoin rewards on the Bitcoin blockchain as a way of lowering costs and reducing the risk of an individual miner’s mining activities. The mining pool operator coordinates the computing power of the independent mining enterprises participating in the mining pool. Mining pools are subject to various risks such as disruption and down time. In the event that a pool we utilize experiences down time or is not yielding returns, our results may be impacted.
We are engaged with Bitcoin mining pool operators as our customers, to provide a service to perform hash calculations for the mining pool operator, which is our only performance obligation. Providing hash calculation services is an output of our ordinary activities. We have service agreements with Foundry Digital LLC and Luxor Technology Corporation, each a mining pool operator, to provide a service to perform hash calculations. In exchange for providing the service, we are entitled to Full Pay Per Share (“FPPS”), which is a fractional share of the fixed Bitcoin award the mining pool operator receives, plus a fractional share of the transaction fees attached to that blockchain less net Bitcoin fees due to the mining pool operator over the measurement period, as applicable. The pay-outs received are based on the expected value from the block reward plus the transaction fee reward, regardless of whether the mining pool operator successfully records a block to the blockchain.

Our fractional share is based on a contractual formula, which primarily calculates the hashrate provided to the mining pool as a percentage of total network hashrate and other inputs. The contracts, which are less than 24 hours and continuously renew throughout the day, are terminable at any time by either party without compensation and our enforceable right to compensation only begins when we start providing the service to the mining pool operator, which begins daily at midnight Universal Time Coordinated (“UTC”). The terms, conditions, and compensation are at the current market rates, and accordingly the renewal option is not a material right. The contract arises at the point that we provide hash calculation services to the mining pool operator, which is the beginning of the contract day at midnight UTC time (contract inception), as customer consumption is in tandem with daily earnings of delivery of the service. According to the customer contract, daily earnings are calculated from midnight-to-23:59:59 UTC time, and the payout is made one hour later at 1:00 AM UTC time.
Hosting Agreements
On April 19, 2024, we entered into a Master Hosting Agreement with Simple Mining LLC (“Simple Mining”) for rack space, network services, electrical connections, routine facility maintenance, and technical support of certain of the Company’s mining equipment. On September 25, 2024, we entered into Amendment No. 2 to the Master Hosting Agreement (“Simple Mining Hosting”) for certain of our mining machines to be hosted at Simple Mining’s facility in Iowa. The Simple Mining Hosting agreement has a term of two years and can be terminated by us with a 30 day advance notice. On September 25, 2024, we entered into Amendment No. 3 to the Master Hosting Agreement (“Simple Mining XP Hosting”) for certain of our mining machines to be hosted at Simple Mining’s facility in Iowa until the new facility Simple Mining and Sphere are developing is completed (see Note 8 Certain Balance Sheet Items - Construction in Progress for additional details). The Simple Mining XP Hosting agreement can be terminated by us with a 30 day advance notice. We paid Simple Mining a deposit of $0.1 million in 2024 and an additional deposit of $0.5 million in 2025, collectively representing 30 days of estimated service fees.
On October 18, 2023, we entered into a Hosting Agreement with Joshi Petroleum, LLC (the “Joshi Hosting Agreement”) for rack space, network services, electrical connections, routine facility maintenance, and technical support of certain of our mining equipment. The Joshi Hosting Agreement has an initial term of three years with subsequent one year renewal periods until either party provides written notice to the other party of its desire to avoid and given renewal term at least 30 days in advance of the conclusion of the prior initial term or renewal period. As required by the Joshi Hosting Agreement, we paid a deposit of $0.3 million representing the last two months of estimated service fees.
On April 4, 2023, we entered into a Master Hosting Services Agreement with Rebel Mining Company, LLC (the “Rebel Hosting Agreement”) for rack space, network services, electrical connections, routine facility maintenance, and technical support of certain of our mining equipment. The Rebel Hosting Agreement has a term of three years with subsequent one year renewal periods. As required by the Rebel Hosting Agreement, we paid a deposit of $2.6 million representing the last two months of estimated service fees. During the year ended December 31, 2024, we recorded a $0.9 million impairment to prepaid service fees held by Rebel Mining Company and is included in impairment of other assets on the consolidated statement of operations. On January 16, 2025, we terminated the Rebel Hosting Agreement and agreed to a settlement amount of $2.4 million payable to us in satisfaction of all obligations of the Rebel Hosing Agreement and it constitutes a final settlement of all amounts owed by either party of the Rebel Hosting Agreement.
On February 8, 2023, we entered into a Hosting Agreement with Lancium FS 25, LLC (the “Lancium Hosting Agreement”) for rack space, network services, electrical connections, routine facility maintenance, and technical support of certain of our mining equipment. The Lancium Hosting Agreement has a term of two years with subsequent one year renewal periods. As required by the Lancium Hosting Agreement, we paid a deposit of $0.2 million representing a partial payment towards the last two months of estimated service fees. On November 15, 2024, both parties terminated the Lancium Hosting Agreement, which resulted in the return of our deposit, and waiving of outstanding service fees in exchange for the mining equipment in immersion. We recorded a $2.3 million loss on equipment retained by Lancium, as agreed upon in the Termination Agreement, and is included in loss on disposal of property and equipment on the consolidated statement of operations.

On June 3, 2022, we entered into a Master Agreement with Compute North LLC (the “Compute North MA”) for, the colocation, management, and other services of certain of our mining equipment. In December 2022, the Compute North MA was assigned to GC Data Center Granbury, LLC (the “GC Data Center MA”). In the first quarter of 2024, Marathon Digital Holdings acquired GC Data Center Granbury Equity Holdings, LLC and assumed the GC Data Center MA. The GC Data Center MA had a term of five years beginning December 2022. The monthly service fee was payable based on the actual hashrate performance of the equipment per miner type per location as a percentage of the anticipated monthly hashrate per miner type. As required by the service agreement, we paid a deposit of $0.5 million representing the last two months of monthly service fees. On August 28, 2024, we and GC Data Center Granbury, LLC (the “Host”) mutually entered into a termination agreement effective August 31, 2024, and the Host paid a termination fee to us of $3.0 million to settle all matters pertaining to the GC Data Center MA including all services and deposit prepayment for estimated services fees, which is included within other income (expense) in our consolidated statements of operations.
Master Services Agreement
On August 19, 2021, we entered into a Master Services Agreement (the “Gryphon MSA”) with Gryphon Digital Mining, Inc. (“Gryphon”), under which Gryphon agreed to be the exclusive provider of any and all management services for all of our blockchain and cryptocurrency-related operations including but not limited to services relating to all mining equipment owned, purchased, leased, operated, or otherwise controlled by us at any location (collectively, the “Services”) unless the Gryphon MSA is terminated by us. As consideration for the Gryphon MSA, Gryphon received the equivalent of 22.5% of the net operating profit, as defined in the Gryphon MSA, of all of our blockchain and cryptocurrency related operations as a management fee. In addition, any costs Gryphon incurred on our behalf were reimbursed to Gryphon as defined in the Gryphon MSA. On April 7, 2023, the Company filed litigation against Gryphon outlining several breaches to the Gryphon MSA, including but not limited to, several fiduciary and operational breaches. On October 6, 2023, in accordance with the cure period, the Company terminated the Gryphon MSA. On March 7, 2025, we reached a settlement with Gryphon Digital Mining, Inc. to resolve all claims against each other on mutually satisfactory terms that will result in the complete dismissal of the outstanding litigation. We were required to make no payments under the settlement agreement.
On March 19, 2024, the Company filed a lawsuit against Gryphon in the U.S. District Court for the Southern District of New York. The Company alleged that Gryphon converted certain Bitcoin of Sphere’s after the termination of the Gryphon MSA. After the Company filed the lawsuit, Gryphon returned proceeds stemming from the sale of Bitcoin. The Company subsequently dismissed the suit without prejudice. In March 2024, the Company received $1.5 million in proceeds from the sale of Bitcoin, which are included in the statements of cash flows within investing activities.
Hosting Sub-License
On October 5, 2021, we entered into a Sub-License and Delegation Agreement (“Hosting Sub-Lease”) by and between Gryphon and the Company, which assigned to us a certain Master Services Agreement, dated as of September 12, 2021 (the “Core Scientific MSA”), by and between Core Scientific, Inc. (“Core Scientific”), and Gryphon and Master Services Agreement Order #2 (“Order 2”). On December 29, 2021, the Company and Gryphon entered into Amendment No. 1 to the Sub-Lease Agreement (the “Sub-Lease Amendment”) to provide Gryphon the right to recapture the usage of up to 50% of the hosting capacity to be managed by Core Scientific. The agreement allowed for approximately 230 MW of carbon neutral Bitcoin mining hosting capacity to be managed by Core Scientific as hosting partner.
On October 31, 2022, we filed an arbitration request against Core Scientific regarding the Hosting Sub-Lease. We requested that certain advanced deposits paid be refunded back to it as a result of the modification to the Company’s machine purchase agreement with FuFu Technology Limited (now Ethereal Tech Pte. Ltd.). On January 16, 2024, we reached a settlement agreement (the “Settlement Agreement”) with Core Scientific for $10.0 million of Core Scientific’s equity, which was approved by a United States Bankruptcy Judge as part of Core Scientific’s emergence from bankruptcy. The Settlement Agreement includes access to potential additional funds for interest as well as an additional equity pool if the value of Core Scientific’s equity decreases below plan value in the 18 months after the date of the Settlement Agreement commensurate with the other unsecured creditors. On January 23, 2024, we received 2,050,982 shares of Core Scientific Inc. common stock trading under the Nasdaq symbol CORZ, which was included in investment in equity securities.

At-the-Market Offering Program
On January 3, 2025, the Company entered into a sales agreement (the “AGP Agreement”) with A.G.P./Alliance Global Partners (the “Sales Agent”). In accordance with the terms of the AGP Agreement, the Company may offer and sell from time to time through or to the Sales Agent, as agent or principal, the Company's common shares having an aggregate offering price of up to $8.0 million (the “Placement Shares”). The AGP Agreement can be terminated by either party by giving two days written notice.
Neither the Company nor the Sales Agent are obligated to sell any Placement Shares pursuant to the AGP Agreement. Subject to the terms and conditions of the AGP Agreement, the Sales Agent will use commercially reasonable efforts, consistent with its normal trading and sales practices and applicable state and federal law, rules and regulations and the rules of The Nasdaq Capital Market (“Nasdaq”), to sell the Placement Shares from time to time based upon the Company’s instructions, including any price, time or size limits or other customary parameters or conditions the Company may impose. Sales of the Placement Shares, if any, will be made on Nasdaq at market prices by any method permitted by law deemed to be an “at the market offering” as defined in Rule 415 of the Securities Act of 1933, as amended.
Disposal of Service and Product
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
Our competition in the Bitcoin mining space fluctuates due to a number of factors, including, but not limited to, the value of Bitcoin rewards for mining, the amount of network hashrate, and the price of Bitcoin. We anticipate that over the long-term there will be a significant increase in the number of Bitcoin miners attempting to enter into, and expand, their Bitcoin mining activities. Our main competitors generally include other Bitcoin mining companies, both publicly listed and private. As more Bitcoin miners enter the mining industry, we expect additional pressure on the industry, with greater competition for access to mining rewards, competition for power and high-quality industrial scale mining infrastructure which is in limited supply.
We rely on both owned mining facilities (our new 8 MW hosting site in Iowa was energized in March 2025) and hosting arrangements to conduct our business, and the availability and stability of these arrangements remain uncertain and highly competitive. Hosting arrangements, in particular, may be affected by changes in regulations across different countries, while owned facilities present additional risks, including operational challenges, infrastructure maintenance, and energy costs. Significant competition for suitable mining data centers is expected to persist, and government regulations—such as local permitting requirements—could further restrict the ability of both hosted and owned mining operations to begin or continue operating in certain locations. These factors could impact our ability to secure adequate infrastructure to support some of our hashrate and maintain profitable mining operations.
For a more detailed description of competitive and other risks related to our business, see Item 1A. Risk Factors.

Industry Trends
During 2024 and 2023, the Bitcoin mining industry experienced record growth as the price of Bitcoin increased from the lows seen in early 2023. The rising Bitcoin price created renewed opportunities for public companies to access capital markets to fund growth, leading to unprecedented expansion in mining operations. As a result, the size of provisioned hash calculation services on the network increased, as measured by total hashrate. We expect competition within the mining industry to persist as long as Bitcoin prices remain elevated or continue to rise.
The price of Bitcoin increased during the first quarter of 2024 due to a new source of demand, the eleven Bitcoin spot Exchange Traded Funds (“ETFs”), which were approved to begin trading by the SEC on January 11, 2024. One such ETF earned recognition as the fastest ETF ever to surpass $10 billion in assets under management since its launch. The ETFs, as investment vehicles, provide a new access point for investors to gain exposure to Bitcoin through more traditional methods.
The Bitcoin mining industry recently experienced an increase in transaction fees on the Bitcoin network, as well as an increase in overall demand for Bitcoin. Various protocols on the Bitcoin network gained popularity during 2023, and at various times temporarily resulted in a significant increase in the transaction fees paid to add a certain Bitcoin transaction to the blockchain. These transaction fees are volatile in nature but are paid directly to miners and are representative of public interest in transacting in Bitcoin. Transaction fees are packaged with the block subsidy issued by the Bitcoin network to combine for the total reward paid to miners upon solving a block.
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
Employees
As of December 31, 2024, we had four employees, two of which were full time.
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

Risks Related to Our Business
Our total revenue is substantially dependent on the price of Bitcoin and volume of Bitcoin transactions. If such price or volume declines, our business, operating results, and financial condition would be adversely affected.
We generate all of our revenue from Bitcoin mining. As such, any declines in the volume of Bitcoin transactions, the price of Bitcoin, or market liquidity for Bitcoin generally may result in lower total revenue. The price of Bitcoin and associated demand for buying, selling, and trading Bitcoin have historically been subject to significant volatility. The price and trading volume of Bitcoin is subject to significant uncertainty and volatility, depending on a number of factors, including:
•market conditions of, and overall sentiment towards, Bitcoin;
•changes in liquidity, market-making volume, and trading activities;
•trading activities on other cryptocurrency trading platforms worldwide, many of which may be unregulated, and may include manipulative activities;
•investment and trading activities of highly active retail and institutional users, speculators, miners, and investors;
•the speed and rate at which Bitcoin is able to gain adoption as a medium of exchange, utility, store of value, consumptive asset, security instrument, or other financial assets worldwide, if at all;
•decreased investor confidence in Bitcoin and cryptocurrency trading platforms;
•negative media publicity and events relating to the cryptocurrency economy;
•unpredictable social media coverage or “trending” of, or other rumors and market speculation regarding Bitcoin;
•the ability for cryptocurrency to meet user and investor demands;
•the functionality and utility of Bitcoin and its associated ecosystems and networks;
•increased competition from other payment services or other cryptocurrency that exhibit better speed, security, scalability, or other characteristics;
•regulatory or legislative changes and updates affecting the cryptocurrency economy;
•the maintenance, troubleshooting, and development of the blockchain networks underlying assets, including by miners, validators, and developers worldwide;
•the ability for cryptocurrency networks to attract and retain miners or validators to secure and confirm transactions accurately and efficiently;
•ongoing technological viability and security of cryptocurrency and their associated smart contracts, applications and networks, including vulnerabilities against hacks and scalability;
•fees and speed associated with processing Bitcoin transactions, including on the underlying blockchain networks and on cryptocurrency trading platforms;
•financial strength of market participants;
•the availability and cost of funding and capital;
•the liquidity of cryptocurrency trading platforms;
•interruptions in service from or failures of major cryptocurrency trading platforms;
•availability of an active derivatives market for Bitcoin;
•availability of banking and payment services to support cryptocurrency-related projects;
•level of interest rates and inflation; and
•environmental, social, and governance (ESG) concerns about power and water consumption.

There is no assurance that Bitcoin will maintain its value or that there will be meaningful levels of trading activities. In the event that the price of Bitcoin or the demand for trading Bitcoin decline, our business, operating results, and financial condition would be adversely affected.
Our operating results have and will significantly fluctuate due to the highly volatile nature of Bitcoin.
Our operating results are dependent on Bitcoin and the broader cryptocurrency economy. Due to the highly volatile nature of the cryptocurrency economy and the prices of Bitcoin, our operating results have fluctuated, and will continue to fluctuate from quarter to quarter in accordance with market sentiments and movements in the broader cryptocurrency economy. Our operating results will continue to fluctuate significantly as a result of a variety of factors, many of which are unpredictable and in certain instances are outside of our control, including:
•our dependence on offerings that are dependent on Bitcoin trading activity, including trading volume and the prevailing trading prices for Bitcoin, whose trading prices and volume can be highly volatile;
•market conditions of, and overall sentiment towards, the cryptocurrency economy; and
•system failure, outages, or interruptions, including with respect to third-party cryptocurrency trading platforms.
As a result of these factors, it is challenging for us to forecast growth trends accurately and our business and future prospects are difficult to evaluate, particularly in the short term. Further, any decrease in the price of Bitcoin creates a risk of increased losses or impairments. In view of the rapidly evolving nature of our business and the cryptocurrency economy, period-to-period comparisons of our operating results may not be meaningful, and you should not rely upon them as an indication of future performance. Quarterly and annual expenses reflected in our financial statements may be significantly different from historical or projected rates. Our operating results in one or more future quarters may fall below the expectations of securities analysts and investors. As a result, the trading price of our common shares may increase or decrease significantly.
Significant disruption in the cryptocurrency market, such as those experienced in the second half of 2022, may harm our reputation.
During the second half of 2022, the price of Bitcoin decreased significantly and various Bitcoin related companies filed for bankruptcy or otherwise restructured. Due to these disruptions in the cryptocurrency market, among others, our customers, suppliers and other business partners may deem our business to be risky and lose confidence to enter into business transactions with us on terms that we deem acceptable. For example, our suppliers may require higher deposits or advance payments from us. In addition, new regulations may subject us to investigation, administrative or regulatory proceedings, and civil or criminal litigation, all of which could harm our reputation and negatively affect our business operation and the value of our common shares. As of the date of this annual report, we do not believe that our operations or financial conditions associated have been materially impacted by any reputational harm that we may face in light of the recent disruption in the cryptocurrency market. However, there is no guarantee that such disruption or any reputational harm resulting therefrom will not have a material adverse effect on our business, financial condition and results of operations in the future.
The future development and growth of cryptocurrency is subject to a variety of factors that are difficult to predict and evaluate. If cryptocurrency does not grow as we expect, our business, operating results, and financial condition could be adversely affected.
Cryptocurrency built on blockchain technology were only introduced in 2008. Cryptocurrency is designed for different purposes. Bitcoin, for instance, was designed to serve as a peer-to-peer electronic cash system, while Ethereum was designed to be a smart contract and decentralized application platform. Many other cryptocurrency networks, ranging from cloud computing to tokenized securities networks, have only recently been established. The further growth and development of any cryptocurrency and their underlying networks and other cryptographic and algorithmic protocols governing the creation, transfer, and usage of cryptocurrency represents a new and evolving paradigm that is subject to a variety of factors that are difficult to evaluate, including:
•many cryptocurrency networks have limited operating histories, have not been validated in production, and are still in the process of developing and making significant decisions that will affect the design, supply, issuance, functionality, and governance of their respective cryptocurrency and underlying blockchain networks, any of which could adversely affect their respective cryptocurrency;

•many cryptocurrency networks are in the process of implementing software upgrades and other changes to their protocols, which could introduce bugs, security risks, or adversely affect the respective cryptocurrency networks;
•security issues, bugs, and software errors have been identified with many cryptocurrencies and their underlying blockchain networks, some of which have been exploited by malicious actors. There are also inherent security weaknesses in some cryptocurrencies, such as when creators of certain cryptocurrency networks use procedures that could allow hackers to counterfeit tokens. Any weaknesses identified with cryptocurrency could adversely affect its price, security, liquidity, and adoption. If a malicious actor or botnet (a volunteer or hacked collection of computers controlled by networked software coordinating the actions of the computers) obtains a majority of the compute or staking power on a cryptocurrency network, as has happened in the past, it may be able to manipulate transactions, which could cause financial losses to holders, damage the network’s reputation and security, and adversely affect its value;
•if rewards and transaction fees for miners or validators on any particular cryptocurrency network are not sufficiently high to attract and retain miners, a cryptocurrency network’s security and speed may be adversely affected, increasing the likelihood of a malicious attack; and
•many cryptocurrency networks are in the early stages of developing partnerships and collaborations, all of which may not succeed and adversely affect the usability and adoption of the respective cryptocurrency.
Various other technical issues have also been uncovered from time to time that resulted in disabled functionalities, exposure of certain users’ personal information, theft of users’ assets, and other negative consequences, and which required resolution with the attention and efforts of their global miner, user, and development communities. If any such risks or other risks materialize, and in particular if they are not resolved, the development and growth of cryptocurrency may be significantly affected and, as a result, our business, operating results, and financial condition could be adversely affected.
Changing environmental regulation and public energy policy may expose our business to new risks.
Our Bitcoin mining operations require a substantial amount of power and can only be successful, and ultimately profitable, if the costs we incur, including for electricity, are lower than the revenue we generate from our operations. As a result, any mine we establish can only be successful if we can obtain sufficient electrical power for such mine on a cost-effective basis, and our establishment of new mines requires us to find locations where that is the case. For instance, our plans and strategic initiatives for expansion are based, in part, on our understanding of current environmental and energy regulations, policies, and initiatives enacted by regulators, and any such regulations that may be adopted in the future. Although we are not currently subject to environmental and energy regulations, policies or initiatives related to our Bitcoin mining operations in Missouri, Texas and Iowa, the states in which we mine Bitcoin, if new regulations in these jurisdictions are imposed, or if we begin mining Bitcoin in other jurisdictions that have such regulations, policies or initiatives, the assumptions we made underlying our plans and strategic initiatives may be inaccurate, and we may incur additional costs to adapt our planned business, if we are able to adapt at all, to such regulations.
There continues to be a lack of consistent climate legislation, which creates economic and regulatory uncertainty for our business because the Bitcoin mining industry, with its high energy demand, may become a target for future environmental and energy regulation. New legislation and increased regulation regarding climate change could impose significant costs on us and our suppliers, including costs related to increased energy requirements, capital equipment, environmental monitoring and reporting, and other costs to comply with such regulations. Further, any future climate change regulations could also negatively impact our ability to compete with companies situated in areas not subject to such limitations. One such example is the recently passed legislation in the state of New York imposing a two-year moratorium on certain Bitcoin mining operations that run carbon-based power.
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
The effects of human activity on global climate change have attracted considerable public and scientific attention, as well as the attention of the United States and other governments. Efforts are being made to reduce greenhouse gas emissions, particularly those from coal combustion power plants, upon which some of our hosting facility suppliers may rely for power. The added cost of any environmental taxes, charges, assessments or penalties levied on such power plants, or the cost of litigation filed against such power plants, could be passed on to us. Any enactment of laws or promulgation of regulations regarding greenhouse gas emissions by the United States, or any domestic or foreign jurisdiction in which we conduct business, could have a material adverse effect on our business, financial condition, or results of operations. In addition, as a result of negative publicity regarding environmental concerns associated with

Bitcoin mining, some companies have ceased accepting Bitcoin for certain types of purchases, and additional companies may do so in the future, which may have a material adverse effect on our business, financial condition or results of operations.
We rely on hosting arrangements to conduct our business, and the availability of such hosting arrangements is uncertain and competitive and may be affected by changes in regulation in one or more countries.
If we are unable to successfully enter into definitive hosting agreements with mining data centers on favorable terms or those counterparties fail to perform their obligations under such agreements, we may be forced to seek alternative mining data centers to host its mining equipment.
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
We face risks of downtime at hosting sites due to excessive weather or heat, which could have an adverse effect on the mining of Bitcoin and impact our revenues.
A disruption at hosting sites may affect the mining of Bitcoin. Generally, Bitcoin and our business of mining Bitcoin is dependent upon consistent operations at hosting sites. A significant disruption in a hosting site's ability to function due to adverse weather could disrupt mining operations until the disruption is resolved and have an adverse effect on our ability to mine Bitcoin, impacting our revenues.
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
As cryptocurrency may be determined to be investment securities, we may inadvertently violate the Investment Company Act of 1940 and incur large losses and third party liabilities as a result and potentially be required to register as an investment company or terminate operations.
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

As a result of our investments and our mining activities, the investment securities we hold could exceed 40% of our total assets, exclusive of cash items and, accordingly, we could determine that we have become an inadvertent investment company. The cryptocurrency that we own, acquire or mine may be deemed an investment security by the SEC, and although we do not believe any of the cryptocurrency we own, acquire or mine are securities, any determination we make regarding whether cryptocurrency is a security is a risk-based assessment, not a legal standard binding on a regulatory body or court, and does not preclude legal or regulatory action. In general, novel or unique assets such as Bitcoin may be classified as securities if they meet the definition of investment contracts under U.S. law. In recent years, the offer and sale of cryptocurrency other than Bitcoin, most notably Kik Interactive Inc.’s Kin tokens and Telegram Group Inc.’s TON tokens, have been deemed to be investment contracts by the SEC. The SEC has also sued Genesis Global Capital LLC and Gemini Trust Company LLC over their crypto-lending program that allegedly violated investor-protection laws. Therefore, we cannot provide any assurances that Bitcoin we mine or otherwise acquire or hold for our own account will never be classified as a security under U.S. law. If Bitcoin were to be classified as a security under U.S. law, we would be obligated to comply with certain requirements by the SEC, which would cause us to incur significant, non-recurring expenses which would materially and adversely impact our business, prospects, financial condition, and operating results.
An inadvertent investment company can avoid being classified as an investment company if it can rely on one of the exclusions under the Investment Company Act. One such exclusion, Rule 3a-2 under the Investment Company Act, allows an inadvertent investment company a grace period of one year from the earlier of (a) the date on which an issuer owns securities and/or cash having a value exceeding 50% of the issuer’s total assets on either a consolidated or unconsolidated basis and (b) the date on which an issuer owns or proposes to acquire investment securities having a value exceeding 40% of the value of such issuer’s total assets (exclusive of government securities and cash items) on an unconsolidated basis. As of the date of this report, we do not believe we are an inadvertent investment company. We may take actions to cause the investment securities held by us to be less than 40% of our total assets, which may include acquiring assets with our cash and Bitcoin on hand or liquidating our equity investment securities or B or seeking a no-action letter from the SEC if we are unable to acquire sufficient assets or liquidate sufficient investment securities in a timely manner.
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

If regulatory changes or interpretations of our activities require registration as a money services business under the regulations promulgated by The Financial Crimes Enforcement Network under the authority of the U.S. Bank Secrecy Act, we may be required to register and comply with such regulations. If regulatory changes or interpretations of our activities require the licensing or other registration of us as a money transmitter (or equivalent designation) under state law in any state in which we operate, we may be required to seek licensure or otherwise register and comply with such state law. In the event of any such requirement, to the extent we decide to continue operating, the required registrations, licensure and regulatory compliance steps may result in extraordinary, non-recurring expenses to us. We may also decide to cease operations. Any termination of certain operations in response to the changed regulatory circumstances may be at a time that is disadvantageous to investors.
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
To the extent that our activities cause us to be deemed a money transmitter or equivalent designation under state law in any state in which we operate, we may be required to seek a license or otherwise register with a state regulator and comply with state regulations that may include the implementation of anti-money laundering programs, maintenance of certain records and other operational requirements. Currently, the New York Department of Financial Services has finalized its “BitLicense” framework for businesses that conduct Bitcoin business activity. We will continue to monitor for developments in New York legislation, guidance, and regulations.
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
If regulatory changes or interpretations require the regulation of cryptocurrency under the securities laws of the United States or elsewhere, including the Securities Act of 1933, the Exchange Act and the Investment Company Act or similar laws of other jurisdictions and interpretations by the SEC, the Commodity Futures Trading Commission (“CFTC”), the IRS, Department of Treasury or other agencies or authorities, we may be required to register and comply with such regulations, including at a state or local level. To the extent that we decide to continue operations, the required registrations and regulatory compliance steps may result in extraordinary expense or burdens to us. Should compliance with these laws become overly burdensome and unprofitable we may decide to cease certain operations and change our business model.

Current and future legislation and SEC rule-making and other regulatory developments, including interpretations released by a regulatory authority, may impact the manner in which cryptocurrency is viewed or treated for classification and clearing purposes. In particular, cryptocurrency may not be excluded from the definition of “security” by SEC rule making or interpretation requiring registration of all transactions unless another exemption is available, including transacting in cryptocurrency among owners and require registration of trading platforms as “exchanges”.
Due to concerns around resource consumption and associated environmental concerns, particularly as such concerns relate to public utilities companies, various countries, states, and cities have implemented, or are considering implementing, moratoriums on Bitcoin mining in their jurisdictions. Such moratoriums would impede Bitcoin mining and/or Bitcoin use more broadly. For example, in November 2022, New York imposed a two-year moratorium on new proof-of-work mining permits at fossil fuel plants in the state. Although we do not mine in New York (we mine Bitcoin in Missouri, Texas and Iowa) it is possible that other states may create similar laws that could have a material adverse effect on our business, financial condition and results of operations.
We cannot be certain as to how future regulatory developments will impact the treatment of cryptocurrency under the law. If we fail to comply with such additional regulatory and registration requirements, we may seek to cease certain of our operations or be subjected to fines, penalties, and other governmental action. Such circumstances could have a material adverse effect on our ability to continue as a going concern or to pursue its business model at all, which could have a material adverse effect on its business, prospects or operations and potentially the value of Bitcoin we plan to hold or expect to acquire for our own account.
Our business is dependent on a small number of Bitcoin mining equipment suppliers.
Our business is dependent upon Bitcoin mining equipment suppliers providing an adequate supply of new generation Bitcoin mining machines at economical prices to customers intending to purchase our hosting and other solutions. The growth in our business is directly related to increased demand for hosting services and Bitcoin which is dependent in large part on the availability of new generation mining machines offered for sale at a price conducive to profitable Bitcoin mining, as well as the trading price of Bitcoin. The market price and availability of new mining machines fluctuates with the price of cryptocurrency and can be volatile. In addition, as more companies seek to enter the mining industry, the demand for machines may outpace supply and create mining machine equipment shortages. There are no assurances that cryptocurrency mining equipment suppliers will be able to keep pace with any surge in demand for mining equipment. We currently do not have an agreement with our suppliers to purchase additional machines, and therefore there is no guarantee that we will be able to purchase machines on terms acceptable to us. We intend to complete one or more financings to provide liquidity to purchase additional machines, at which point we expect to enter into an agreement with one or more machine suppliers to purchase additional machines. Further, manufacturing mining machine purchase contracts are not favorable to purchasers and even if we do enter into agreements with our suppliers, we may have little or no recourse in the event a mining machine manufacturer defaults on its mining machine delivery commitments. If we and our customers are not able to obtain a sufficient number of Bitcoin mining machines at favorable prices, our growth expectations, liquidity, financial condition and results of operations will be negatively impacted.
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
A number of companies that engage in cryptocurrency-related activities have been unable to find banks or financial institutions that are willing to provide them with bank accounts and other services. Similarly, a number of companies and individuals or businesses associated with cryptocurrency may have had and may continue to have their existing bank accounts closed or services discontinued with financial institutions in response to government action. We also may be unable to obtain or maintain these services for our business. The difficulty that many businesses that provide cryptocurrency-related activities have and may continue to have in finding banks and financial institutions willing to provide them services may be decreasing the usefulness of cryptocurrency as a payment system and harming public perception of cryptocurrency, and could decrease their usefulness and harm their public perception in the future.
The impact of geopolitical and economic events on the supply and demand for cryptocurrency is uncertain.
Geopolitical crises may motivate large-scale purchases of cryptocurrency, which could increase the price of cryptocurrency rapidly. This may increase the likelihood of a subsequent price decrease as crisis-driven purchasing behavior dissipates, adversely affecting the value of our inventory following such downward adjustment. Such risks are similar to the risks of purchasing commodities in uncertain times, such as the risk of purchasing, holding or selling gold. Alternatively, as an emerging asset class with limited acceptance as a payment system or commodity, global crises and general economic downturns may discourage investment in cryptocurrency as investors focus their investment on less volatile asset classes as a means of hedging their investment risk.
As an alternative to fiat currencies that are backed by central governments, cryptocurrency, which is relatively new, is subject to supply and demand forces. How such supply and demand will be impacted by geopolitical events is largely uncertain but could be harmful to us. Political or economic crises may motivate large-scale acquisitions or sales of cryptocurrency either globally or locally. Such events could have a material adverse effect on our ability to continue as a going concern or to pursue our new strategy at all, which could have a material adverse effect on our business, prospects or operations and potentially the value of Bitcoin that we mine or otherwise acquire or hold for our own account.
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
•any damage resulting from natural disasters, such as hurricanes, earthquakes, fires, floods, and windstorms; and
•claims by employees and others for injuries sustained at our properties.
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
The dynamic nature of cryptocurrency exchanges which Bitcoin, and other cryptocurrency, are traded on may cause disruptions in the cryptocurrency markets, which may expose us to the effects of negative publicity resulting from fraudulent actors in the cryptocurrency space, and can adversely affect an investment in us.
The cryptocurrency exchanges on which Bitcoin is traded are relatively new. Many cryptocurrency exchanges do not provide the public with significant information regarding their ownership structure, management teams, corporate practices, or regulatory compliance. As a result, the marketplace may lose confidence in, or may experience problems relating to, such cryptocurrency exchanges, including prominent exchanges handling a significant portion of the volume of cryptocurrency trading. In the recent past, a number of companies in the cryptocurrency industry declared bankruptcy. Such bankruptcies have contributed, at least in part, to further price volatility in most cryptocurrencies, a loss of confidence in the participants of the cryptocurrency ecosystem and negative publicity surrounding cryptocurrencies more broadly, and other participants and entities in the cryptocurrency industry have been, and may continue to be, negatively affected. These events have also negatively impacted the demand for the cryptocurrency markets. As a result of these events, many cryptocurrency markets, including the market for Bitcoin, have experienced increased price volatility. The Bitcoin ecosystem may continue to be negatively impacted and experience long term volatility if public confidence decreases. Further, we have been directly and indirectly impacted by certain of the recent bankruptcies in the cryptocurrency space, and may in the future be directly or indirectly impacted by any future bankruptcies in the cryptocurrency space. For example, we were adversely impacted by the December 2022 bankruptcy of Core Scientific, with whom we previously entered into a Sub-License and Delegation Agreement. In addition, on June 3, 2022, we entered into a Master Agreement with Compute North LLC for co-location, management and other services of certain of our mining equipment for an initial term of five years. Compute North filed for bankruptcy in September 2022. As a result, we recorded provisions for losses on deposits due to vendor bankruptcy filings in the amounts of $8.5 million for the year ended December 31, 2023 as a result of those two vendors filing for Chapter 11 bankruptcy.
These events are continuing to develop and it is not possible to predict, at this time, every risk that they may pose to us, our service providers, or the cryptocurrency industry as a whole. A perceived lack of stability in the cryptocurrency exchange market and the closure or temporary shutdown of cryptocurrency exchanges due to business failure, hackers or malware, government-mandated regulation, or fraud, may reduce confidence in cryptocurrency networks and result in greater volatility in cryptocurrency values. These potential consequences of a cryptocurrency exchange's failure could adversely affect an investment in us.

It may be illegal now, or in the future, to acquire, own, hold, sell, or use cryptocurrency, participate in blockchains or utilize similar cryptocurrency in one or more countries, the ruling of which would adversely affect us.
As cryptocurrency has grown in both popularity and market size, governments around the world have reacted differently to cryptocurrency; certain governments have deemed them illegal, and others have allowed their use and trade without restriction, while in some jurisdictions, such as in the United States, subject to extensive and evolving regulatory requirements. Until recently, little, or no regulatory attention has been directed toward cryptocurrency by U.S. federal and state governments, foreign governments, and self-regulatory agencies. As cryptocurrency has grown in popularity and in market size, the Federal Reserve Board, U.S. Congress, and certain U.S. agencies have begun to examine cryptocurrency in more detail.
One or more countries, including but not limited to China, which have taken harsh regulatory action in the past, may take regulatory actions in the future that could severely restrict the right to acquire, own, hold, sell, or use cryptocurrency or to exchange for fiat currency. In many nations, particularly in China, it is illegal to accept payment in cryptocurrency for consumer transactions and banking institutions are barred from accepting deposits of cryptocurrency. Such restrictions may adversely affect us as the large-scale use of cryptocurrency as a means of exchange is presently confined to certain regions globally. Such circumstances could have a material adverse effect on our ability to continue as a going concern or to pursue our strategy at all, which could have a material adverse effect on our business, prospects, or operations, and potentially the value of Bitcoin that we mine or otherwise acquire or hold for our own account, and harm investors.
Investors may not have the same protections that exist for traditional stock exchanges.
Traditional stock exchanges have listing requirements and vet issuers, requiring them to be subjected to rigorous listing standards and rules, and monitor investors transacting on such platform for fraud and other improprieties. Depending on a ledger-based platform's controls and the other policies of the ledger-based platform on which a given cryptocurrency trades, such cryptocurrency may not benefit from the protections afforded to traditional stock exchanges. For ledger-based platforms that do not provide sufficient protections, there is a risk of fraud and manipulation. These factors may decrease liquidity or volume of a given ledger-based platform or of the cryptocurrency industry in general or may otherwise increase volatility of investment securities or other assets trading on a ledger-based system. Such potential decreased liquidity or volume, or increase in volatility may adversely affect us, and could have a material adverse effect on our business, prospects, or operations and potentially the value of Bitcoin that we mine or otherwise acquire or hold for our own account and harm investors.
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
There is a risk that some or all of our Bitcoin that we own could be lost or stolen. Cryptocurrency is stored in sites commonly referred to as “wallets” by holders of cryptocurrency which may be accessed to exchange a holder’s cryptocurrency. Access to our Bitcoin could also be restricted by cybercrime (such as a denial of service attack). Cold storage refers to any cryptocurrency wallet that is not connected to the Internet. Cold storage is generally more secure than hot storage, but is not ideal for quick or regular transactions and we may experience lag time in our ability to respond to market fluctuations in the price of our Bitcoin. We expect to hold our Bitcoin in a combination of insured institutional custody services and multi signature cold storage wallets, and maintain secure backups to reduce the risk of malfeasance, but the risk of loss of our Bitcoin cannot be wholly eliminated. Any restrictions on access to our Bitcoin due to cybercrime or other reasons could limit our ability to convert cryptocurrency to cash, potentially resulting in liquidity issues. Currently, we have Bitcoin wallets custodied by Bitgo and Coinbase (each, a “Custodian” and together, the “Custodians”). All of our wallets held by the Custodians are cold wallets. Such arrangements are governed by each Custodian’s terms of service, and we do not have an agreement with either Custodian other than such terms of service. When we decide to sell Bitcoin, we transfer it from our digital wallets held by the applicable Custodian to our trading account wallet, which is held by us. We do not currently have a specific policy for how or when to sell Bitcoin for fiat currency to fund our operations for growth or through what exchange we do so, or whether we should hold our mining rewards for investment purposes. Currently, our Bitcoin is not held for long periods of time and it is generally sold nearly immediately in order to fund our operations. Transfers through Bitgo over a certain size require video conference verification to ensure that the request came from one of our authorized signors, and that we in fact authorized the transfer in question.
Hackers or malicious actors may launch attacks to steal, compromise or secure cryptocurrency. As we increase in size, we may become a more appealing target of hackers, malware, cyber-attacks, or other security threats. Any of these events may adversely affect our operations and, consequently, our investments and profitability. The loss or destruction of a private key required to access our digital wallets may be irreversible and we may be denied access for all time to our Bitcoin holdings or the holdings of others held in those compromised wallets. Our loss of access to our private keys or a data loss relating to our digital wallets could adversely affect our investments and assets.
Cryptocurrency is controllable only by the possessor of both the unique public and private keys relating to the local or online digital wallet in which they are held, which wallet’s public key or address is reflected in the network’s public blockchain. To the extent such private keys are lost, destroyed, or otherwise compromised, we will be unable to access our Bitcoin rewards and such private keys may not be capable of being restored by any network. Any loss of private keys relating to digital wallets used to store our Bitcoin could have a material adverse effect on our ability to continue as a going concern or to pursue our new strategy at all, which could have a material adverse effect on our business, prospects, or operations and potentially the value of Bitcoin that we mine or otherwise acquire or hold for our own account.
Incorrect or fraudulent cryptocurrency transactions may be irreversible.
Cryptocurrency transactions are irrevocable and stolen or incorrectly transferred cryptocurrency may be irretrievable. As a result, any incorrectly executed or fraudulent cryptocurrency transactions could adversely affect our investments and assets. Cryptocurrency transactions are not, from an administrative perspective, reversible without the consent and active participation of the recipient of the cryptocurrency from the transaction. Once a transaction has been verified and recorded in a block that is added to a blockchain, an incorrect transfer of a cryptocurrency or a theft thereof generally will not be reversible and we may not have sufficient recourse to recover our losses from any such transfer or theft. It is possible that, through computer or human error, or through theft or criminal action, our Bitcoin rewards could be transferred in incorrect amounts or to unauthorized third parties, or to uncontrolled accounts. Further, at this time, there is no specifically enumerated U.S. or foreign governmental, regulatory, investigative or prosecutorial authority or mechanism through which to bring an action or complaint regarding missing or stolen cryptocurrency. In the event of a loss, we would be reliant on existing private investigative entities to investigate any such loss of our Bitcoin. To the extent that we are unable to recover our losses from such action, error or theft, such events could have a material adverse effect on our ability to continue as a going concern or to pursue our new strategy at all, which could have a material adverse effect on our business, prospects, or operations of and potentially the value of Bitcoin that we mine or otherwise acquire or hold for our own account.

Our interactions with a blockchain may expose us to specially designated nationals or blocked persons or cause us to violate provisions of law that did not contemplate distributed ledger technology.
The Office of Financial Assets Control of the U.S. Department of Treasury (“OFAC”) requires us to comply with its sanction program and not conduct business with persons named on its specially designated nationals list. However, because of the pseudonymous nature of blockchain transactions, we may inadvertently and without our knowledge engage in transactions with persons named on OFAC's specially designated nationals list. Our policy prohibits any transactions with such specially designated national individuals, but we may not be adequately capable of determining the ultimate identity of the individual with whom we transact with respect to selling cryptocurrency. We do not directly sell Bitcoin to individuals; rather our custodial partners sell Bitcoin on our behalf. We require that our custodial partners who sell our cryptocurrency to have standard industry anti-money laundering (AML), know your customer (KYC) and OFAC policies. To the extent government enforcement authorities literally enforce these and other laws and regulations that are impacted by decentralized distributed ledger technology, we may be subject to investigation, administrative or court proceedings, and monetary fines and penalties, which could harm our reputation.
The price of cryptocurrency may be affected by the sale of cryptocurrency by other vehicles investing in cryptocurrency or tracking cryptocurrency markets.
The mathematical protocols under which cryptocurrency is mined permit the creation of a limited, predetermined amount of currency, while others have no limit established on total supply. To the extent that other vehicles investing in cryptocurrency or tracking cryptocurrency markets form and come to represent a significant proportion of the demand for a cryptocurrency, large redemptions of the securities of those vehicles and the subsequent sale of such cryptocurrency by such vehicles could negatively affect the price and value of the cryptocurrency inventory we hold. Such events could have a material adverse effect on our ability to continue as a going concern or to pursue our new strategy at all, which could have a material adverse effect on our business, prospects, or operations and potentially the value of Bitcoin that we mine or otherwise acquire or hold for our own account.
Bitcoin is subject to halving, and our Bitcoin mining operations may generate less revenue as a result.
At mathematically predetermined intervals, the number of new Bitcoin awarded for solving a block is cut in half, which is referred to as “halving.” Bitcoin halving occurred in April 2024, at which time the block rewards for Bitcoin halved from 6.25 to 3.125. While we cannot predict the exact date of the next halving, as it is predicated on factors such as the block height and the network hashrate, halving happens every 210,000 blocks, and the next Bitcoin halving is expected to occur in 2028. While Bitcoin prices have historically increased around these halving events, there is no guarantee that the price change will be favorable or would compensate for the reduction in mining rewards. If a corresponding and proportionate increase in the price of Bitcoin does not follow the upcoming or future halving events, the revenue we earn from our Bitcoin mining operations would see a decrease, which could have a material adverse effect on our results of operations and financial condition.
The maximum number of Bitcoins that may be released into circulation is 21 million, and the number of Bitcoin currently in circulation is approximately 19.9 million. As the number of Bitcoin available to be mined narrows, we expect the fees for Bitcoin transactions to increase. Eventually, once the majority of Bitcoin is mined and in circulation, we expect to see revenue from transaction fees to exceed the revenue from mining Bitcoin. Once this occurs, we may need to find additional ways to increase our revenue, which could include entering into other areas within the cryptocurrency industry.
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
There is no guarantee that price fluctuations of cryptocurrency will compensate for the reduction in mining reward. If a corresponding and proportionate increase in the trading price of a cryptocurrency or a proportionate decrease in mining difficulty does not follow the decrease in rewards, the revenue we earn from our Bitcoin mining operations could see a corresponding decrease, which would have a material adverse effect on our business and operations.
The value of cryptocurrency may be subject to pricing risk and has historically been subject to wide swings.
Cryptocurrency market prices, which have historically been volatile and are impacted by a variety of factors (including those discussed below), are determined primarily using data from various exchanges, over-the-counter markets, and derivative platforms. Furthermore, such prices may be subject to factors such as those that impact commodities, more so than business activities, which could be subjected to additional influence from fraudulent or illegitimate actors, real or perceived scarcity, and political, economic, regulatory, or other conditions. Pricing may be the result of, and may continue to result in, speculation regarding future appreciation in the value of cryptocurrency, inflating and making its market prices more volatile or creating “bubble” type risks for cryptocurrency.
We may not be able to realize the benefits of forks. Forks in a cryptocurrency network may occur in the future which may affect the value of cryptocurrency held by us.
To the extent that a significant majority of users and miners on a cryptocurrency network install software that changes the cryptocurrency network or properties of a cryptocurrency, including the irreversibility of transactions and limitations on the mining of new cryptocurrency, the cryptocurrency network would be subject to new protocols and software. However, if less than a significant majority of users and miners on the cryptocurrency network consent to the proposed modification, and the modification is not compatible with the software prior to its modification, the consequence would be what is known as a “fork” of the network, with one prong running the pre-modified software and the other running the modified software. The effect of such a fork would be the existence of two versions of the cryptocurrency running in parallel, yet lacking interchangeability and necessitating exchange-type transactions to convert currencies between the two forks. A fork in a cryptocurrency could adversely affect our business because we may not be able to realize the economic benefit of a fork, either immediately or ever, which could adversely affect our business. If we hold a cryptocurrency at the time of a hard fork into two cryptocurrencies, industry standards would dictate that we would be expected to hold an equivalent amount of the old and new assets following the fork. However, we have not in the past, and have no plans in the future, to use or participate in forks, and, as a result, we may not realize the economic benefit of a new asset created by a fork. Additionally, laws, regulations or other factors may prevent us from benefiting from the new asset.

If a malicious actor or botnet obtains control in excess of 50% of the processing power active on any cryptocurrency network, it is possible that such actor or botnet could manipulate the blockchain in a manner that adversely affects an investment in us.
If a malicious actor or botnet (a volunteer or hacked collection of computers controlled by networked software coordinating the actions of the computers) obtains a majority of the processing power dedicated to mining on any cryptocurrency network, it may be able to alter the blockchain by constructing alternate blocks if it is able to solve for such blocks faster than the remainder of the miners on the blockchain can add valid blocks. In such alternate blocks, the malicious actor or botnet could control, exclude, or modify the ordering of transactions, though it could not generate new cryptocurrency or transactions using such control. Using alternate blocks, the malicious actor could “double-spend” its own cryptocurrency (i.e., spend the same cryptocurrency in more than one transaction) and prevent the confirmation of other users’ transactions for so long as it maintains control. To the extent that such malicious actor or botnet does not yield its majority control of the processing power or the cryptocurrency community does not reject the fraudulent blocks as malicious, reversing any changes made to the blockchain may not be possible. Such changes could adversely affect an investment in us.
The approach towards and possible crossing of the 50% threshold indicate a greater risk that a single mining pool could exert authority over the validation of cryptocurrency transactions. To the extent that the cryptocurrency ecosystems do not act to ensure greater decentralization of cryptocurrency mining processing power, the feasibility of a malicious actor obtaining more than 50% of the processing power on any cryptocurrency network (e.g., through control of a large mining pool or through hacking such a mining pool) will increase, which may adversely impact an investment in us.
Cryptocurrency, including those maintained by or for us, may be exposed to cybersecurity threats and hacks.
As with any computer code generally, flaws in cryptocurrency codes may be exposed by malicious actors. Several errors and defects have been found previously, including those that disabled some functionality for users and exposed users’ information. Exploitation of flaws in the source code that allow malicious actors to take or create money have previously occurred. Despite our efforts and processes to prevent breaches, our devices, as well as our miners, computer systems and those of third parties that we use in our operations, are vulnerable to cybersecurity risks, including cyberattacks such as viruses and worms, phishing attacks, denial-of-service attacks, physical or electronic break-ins, employee theft or misuse, and similar disruptions from unauthorized tampering with our miners and computer systems or those of third parties that we use in our operations. Such events could have a material adverse effect our business, prospects, or operations and potentially the value of Bitcoin that we mine or otherwise acquire or hold for our own account.
Malicious cyber-attacks, attempted cybersecurity breaches, and other adverse events affecting our operational systems or infrastructure, or those of third parties, could disrupt our businesses and cause losses.
Despite defensive measures we have taken to protect, detect, respond, and recover from cyber threats, we experience cybersecurity threats and incidents from time to time, and it is possible that such defensive measures will be unsuccessful in mitigating a cybersecurity event. These events may arise from external factors such as governments, organized crime, hackers, and other third parties such as infrastructure-support providers and application developers, or may originate internally from an employee or service provider to whom we have granted access to our computer systems. If our security measures are breached, our business would suffer and we could incur material liability. Because techniques used to obtain unauthorized access or to sabotage computer systems change frequently and generally are not recognized until launched against a target, we may be unable to anticipate these techniques or to implement adequate preventive measures.
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
Our cash and other sources of liquidity may not be sufficient to fund our operations and there is substantial doubt about our ability to continue as a going concern within 12 months from the date of issuance of our financial statements and we may not be successful in raising additional capital necessary to meet expected increases in working capital needs, and if we raise additional funding through sales of equity or equity-based securities your shares will be diluted.
Management has projected that based on our recurring losses, negative cash flows from operating activities, and our hashing rate at December 31, 2024, cash on hand may not be sufficient to allow us to continue operations and there is substantial doubt about our ability to continue as a going concern within 12 months from the date of issuance of our financial statements if we are unable to raise additional funding for operations. We expect our working capital needs to increase in the future as we continue to expand and enhance our operations. Included in our working capital is an investment in equity securities that we can liquidate as needed to assist in funding our operations. Our ability to raise additional funds for working capital through equity or debt financings or other sources may depend on the financial success of our business and successful implementation of our key strategic initiatives, financial, economic and market conditions and other factors, some of which are beyond our control. We require additional capital and if we are unsuccessful in raising that capital at a reasonable cost and at the required times, or at all, we may not be able to continue our business operations in the cryptocurrency mining industry or we may be unable to advance our growth initiatives, either of which could adversely impact our business, financial condition and results of operations. In an effort to mitigate these risks we expect to take steps to lower our cost of mining and also refresh our mining fleet to increase our mining efficiency.
Significant changes from our current forecasts, including but not limited to: (i) shortfalls from projected mining earning levels; (ii) increases in operating costs; (iii) decreases in the value of cryptocurrency; and (iv) if we do not maintain compliance with the requirements of The Nasdaq Capital Market (“Nasdaq”) and/or we do not maintain our listing with Nasdaq could have a material adverse impact on our ability to access the level of funding necessary to continue its operations at current levels. These factors, among others, should they occur may result in our inability to continue as a going concern within 12 months from the date of issuance of our financial statements The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business and do not include any adjustments that might result from the outcome of this uncertainty.
We have a history of net losses. We may not achieve or maintain profitability.
We have limited non-recurring revenues derived from operations. We have a history of net losses, and we expect to continue to incur net losses and we may not achieve or maintain profitability. We may see continued losses during 2025 and as a result of these and other factors, we may not be able to achieve, sustain or increase profitability in the near future.
We are subject to many risks common to early-stage enterprises, including under-capitalization, cash shortages, limitations with respect to personnel, financial, and other resources. There is no assurance that we will be successful in achieving a return on shareholders’ investment and the likelihood of success must be considered considering our stage of operations.
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
As of December 31, 2024 we had warrants outstanding for the purchase of up to 10,512,988 common shares having a weighted-average exercise price of $10.86 per share. The sale of our common shares upon exercise of our outstanding warrants, or the sale of a significant amount of the common shares issued or issuable upon exercise of the warrants in the open market, or the perception that these sales may occur, could cause the market price of our common shares to decline or become highly volatile.
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
The market price for our common shares is volatile and subject to wide fluctuations in response to numerous factors, many of which are beyond our control, including the following:
•price and volume fluctuations in the overall stock market, the cryptocurrency market, and of Bitcoin mining stocks from time to time;
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
If the trading price of our common shares fails to comply with the continued listing requirements of Nasdaq, we would face possible delisting, which would result in a limited public market for our common shares and make obtaining future debt or equity financing more difficult for us.
Companies listed on Nasdaq are subject to delisting for, among other things, failure to maintain a minimum closing bid price of $1.00 per share for 30 consecutive business days pursuant to Nasdaq Listing Rule 5550(a)(2) and 5810(c)(3)(A) (the “Nasdaq Listing Rules”).
On March 6, 2025, we received a notice from the Nasdaq Listing Qualifications Department of the Nasdaq Stock Market LLC stating that the bid price of our common shares for the last 30 consecutive trading days had closed below the minimum $1.00 per share required for continued listing under Listing Rule 5550(a)(2) (the “Listing Rule”). We have a period of 180 calendar days, or until September 2, 2025, to regain compliance with the Listing Rule.
If we cannot comply with the Nasdaq Listing Rules, our common shares would be subject to delisting and would likely trade on the over-the-counter market. If our common shares were to trade on the over-the-counter market, selling our common shares could be more difficult because smaller quantities of shares would likely be bought and sold, transactions could be delayed, and security analysts’ coverage of us may be reduced. In addition, broker-dealers have certain regulatory burdens imposed upon them, which may discourage broker-dealers from effecting transactions in our common shares, further limiting the liquidity of our common shares. As a result, the market price of our common shares may be depressed, and you may find it more difficult to sell our common shares. Such delisting from Nasdaq and continued or further declines in our share price could also greatly impair our ability to raise additional necessary capital through equity or debt financing.
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
We are subject to reporting and other obligations under applicable Canadian securities laws, SEC rules and the rules of Nasdaq. These reporting and other obligations, including National Instrument 52-102 - Continuous Disclosure Obligations and National Instrument 52-109 - Certification of Disclosure in Issuers’ Annual and Interim Filings, place significant demands on our management, administrative, operational, and accounting resources. Moreover, any failure to maintain effective internal controls could cause us to fail to meet our reporting obligations or result in material misstatements in our consolidated financial statements. If we cannot provide reliable financial reports or prevent fraud, our reputation and operating results could be materially harmed, which could also cause investors to lose confidence in our reported financial information, which could result in a lower trading price of our common shares.
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
There is also an ongoing risk that we may be treated as a Passive Foreign Investment Company (“PFIC”), for U.S. federal income tax purposes. A non-U.S. corporation generally will be considered to be a PFIC for any taxable year in which 75% or more of its gross income is passive income, or 50% or more of the average value of its assets are considered “passive assets” (generally, assets that generate passive income). This determination is highly factual, and will depend upon, among other things, our market valuation and future financial performance. Based on current business plans and financial expectations, we do not believe we were a PFIC for our tax year ended December 31, 2024, and based on current business plans and financial expectations, we expect that we will not be a PFIC for our current tax year ending December 31, 2025 or for the foreseeable future. If we were to be classified as a PFIC for any future taxable year, holders of our common shares who are U.S. taxpayers would be subject to adverse U.S. federal income tax consequences.
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
Our articles permit the issuance of an unlimited number of common shares, and shareholders will have no preemptive rights in connection with such further issuances. With limited exceptions, we are generally not restricted from issuing additional common shares, including any securities that are convertible into or exchangeable for, or that represent the right to receive, common shares. The market price of our common shares could decline as a result of sales of common shares or securities that are convertible into or exchangeable for, or that represent the right to receive, common shares after this offering or the perception that such sales could occur.
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
Our Board of Directors oversees management’s processes for identifying and mitigating risks, including cybersecurity risks, to help align our risk exposure with our strategic objectives. Our Chief Executive Officer is responsible for assessing and managing cybersecurity risks, responding to any cybersecurity incidents and reporting any such incidents to our Board of Directors, and periodically briefs our Board of Directors on our cybersecurity and information security posture and on any cybersecurity incidents deemed to have a moderate or higher business impact. In the event of a material cybersecurity incident, our cybersecurity consultant has extensive information technology and program management experience. We believe that we have implemented a governance structure and processes that are equipped to assess, identify, manage and report cybersecurity risks. Refer to “Item 1A. Risk Factors” for a discussion of certain of the cybersecurity risks that our business is subject to. As a smaller reporting company, with respect to compliance with Form 8-K incident disclosure requirements, we were required to comply with the reporting requirements beginning June 15, 2024.
Item 2. Properties
We are a remote-first company, meaning our employees have the option to work remotely. As a result of this strategy, we do not maintain a corporate headquarters. We believe that our remote working strategy is adequate to meet our needs for the immediate future, and that, should we need physical office space, suitable space will be available in the future.
Item 3. Legal Proceedings
For a discussion of our legal proceedings, see Note 16. Commitments and Contingencies to our Consolidated Financial Statements.
Item 4. Mine Safety Disclosures
Not applicable.

PART II
Item 5. Market For Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Our common shares are listed on The Nasdaq Capital Market under the symbol “ANY”. As of March 24, 2025, we had approximately 35 shareholders of record and beneficial owners of our common shares.
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
Overview
In January 2022, we commenced operations of our Bitcoin mining business and are dedicated to becoming a leader in the blockchain and cryptocurrency industry. We have established and continue to grow an enterprise-scale mining operation through the procurement of mining equipment and partnering with experienced service providers. In addition to Bitcoin mining, through December 28, 2023, we delivered data management and desktop and application virtualization solutions through hybrid cloud, cloud and on premise implementations by its reseller network. We achieved this through a combination of containerized applications, virtual desktops, virtual storage and physical hyper-converged platforms. On December 28, 2023, we sold our Service and Product segment which included HVE ConneXions and Unified ConneXions.
We obtain Bitcoin as a result of our mining operations, and when necessary we sell Bitcoin to support our operations and strategic growth. We mine Bitcoin in Missouri, Texas and Iowa, which these states do not have any material state-specific regulatory restrictions on the mining of Bitcoin. However, it is possible that these states or other states in which we may seek to operate may create laws that would impede Bitcoin mining. We do not currently plan to engage in regular trading of Bitcoin other than sales to convert our Bitcoin into U.S. dollars. Decisions to hold or sell our Bitcoin is currently determined by management by analyzing forecasts and monitoring the market in real time. We have a hybrid treasury strategy to hold Bitcoin when possible, and sell to fund working capital requirements.
As of December 31, 2024, we owned approximately 14,000 miners, of which approximately 6,300 were in service, and a total hashrate capacity of 0.76 exahash per second (“EH/s”). We are strategizing for our future growth by refreshing a significant portion of our fleet with newer-generation machines to bolster efficiency and developing a 8 megawatt (“MW”) site in Iowa. Vertically integrating with self owned facilities, like the Iowa site, allows us to reduce our reliance on third-parties and decrease our overall cost to mine a Bitcoin. As a result of our strategic changes, during the third and fourth quarter of 2024 mining production decreased as we focused on our long-term strategic goals of transitioning to lower-cost hosting sites, vertically integrating to own our own sites, and refreshing our fleet with newer-generation machines.

As of December 31, 2024, we held approximately 14.9 Bitcoin. The fair value of our Bitcoin as of December 31, 2024 was approximately $1.4 million on our consolidated balance sheet. We account for Bitcoin as indefinite-lived intangible assets. Effective January 1, 2024, we early adopted ASU 2023-08, Intangibles - Goodwill - and Other - Crypto Assets (Subtopic 350-60): Accounting For and Disclosure of Crypto Assets (“ASU 2023-08”) and recorded a $20,000 decrease to the opening balance of accumulated deficit and an increase to cryptocurrency. The new guidance requires Bitcoin to be valued at fair value each reporting period with changes in fair value recorded in operating expenses in the consolidated statement of operations. The fair value of Bitcoin is measured using the period-end closing price from the Company’s principal market. When Bitcoin is sold, the gains and losses from such transactions are measured as the difference between the cash proceeds and the carrying basis of the Bitcoin as determined on a first in-first out (“FIFO”) basis and are recorded within the same line item, Change in fair value of Bitcoin, in the consolidated statements of operations.
Recent Key Events
•On March 7, 2025, we reached a settlement with Gryphon Digital Mining, Inc. to resolve all claims against each other on mutually satisfactory terms that will result in the complete dismissal of the outstanding litigation. We were required to make no payments under the settlement agreement.
•On March 10, 2025, our new 8 MW hosting site in Iowa was energized.
•On March 6, 2025, we received a notice from the Nasdaq Listing Qualifications Department of the Nasdaq Stock Market LLC stating that the bid price of our common shares for the last 30 consecutive trading days had closed below the minimum $1.00 per share required for continued listing under Listing Rule 5550(a)(2) (the “Listing Rule”). We have a period of 180 calendar days, or until September 2, 2025, to regain compliance with the Listing Rule.
•On January 29, 2025, we granted 1,684,783 restricted stock units with a fair value of $1.5 million and vesting periods of two years. On March 4, 2025, we canceled 927,310 RSUs that were granted on January 29, 2025.
~~•~~On January 21, 2025, we issued 507,000 common shares for the exercise of pre-funded warrants issued in November 2024.
•On January 16, 2025, we ended our hosting agreement with Rebel Mining Company, LLC (the “Rebel Hosting Agreement”) and agreed to a termination and settlement amount of $2.4 million payable to us in satisfaction of all obligations of the Rebel Hosting Agreement, and it constitutes a final settlement of all amounts owed by either party.
•On January 3, 2025, we entered into a sales agreement (the “AGP Agreement”) with A.G.P./Alliance Global Partners (the “Sales Agent”). In accordance with the terms of the AGP Agreement, we may offer and sell from time to time through or to the Sales Agent, as agent or principal, the Company's common shares having an aggregate offering price of up to $8.0 million. Subsequent to December 31, 2024, we sold 210,448 common shares for approximately $0.1 million of net proceeds under the AGP Agreement.
Results of Operations - Comparison of Years Ended December 31, 2024 and 2023
Revenue
We had revenue of $16.6 million during 2024 compared to $21.9 million during 2023. The $5.3 million decrease in revenue is due to the decrease of $3.1 million in revenues from our Bitcoin mining operation and a decrease of $2.2 million in service and product. The Bitcoin mining revenue decreased primarily due to one of our previous hosting providers taking approximately 3,300, or 22%, of our mining machines offline in the third quarter of 2024 to relocate them and the majority of such machines are still pending redeployment. In addition, beginning the third quarter of 2024, we are in the process of removing our older mining equipment and replacing it with newer generation machines. This is expected to be an ongoing process through 2025, which may result in further fluctuations in exahash. There was also a decrease in revenues of $2.2 million related to our former Service and Product segment which was sold in December 2023.

Operating Expenses
Cost of Revenue (exclusive of depreciation and amortization expense)
For the years ended December 31, 2024 and 2023, direct cost of revenues were $13.4 million and $15.9 million, respectively, representing a decrease of $2.5 million primarily due to lower hosting fees due to machines being taken offline to be relocated and the transition of removing older mining machines and replacing them with newer generation machines, as well the prior year disposal of our Service and Product segment.
Sales and Marketing Expense
Sales and marketing expenses were nil and $0.9 million for the years ended December 31, 2024 and 2023, respectively. The decrease of $0.9 million was due to the sale of our Service and Product segment in December 2023 and we no longer have sales and marketing expenses.
Research and Development Expense
Research and development expenses were nil and $1.0 million for the years ended December 31, 2024 and 2023, respectively. The decrease of $1.0 million was due to the sale of our Service and Product segment in December 2023 and we no longer have research and development expense.
General and Administrative Expense
General and administrative expenses were $12.4 million and $15.8 million for the years ended December 31, 2024 and 2023, respectively. The decrease of $3.4 million was primarily due to a decrease of $1.2 million in legal fees associated with the 2023 litigation with Core Scientific Inc. and Gryphon Digital Mining Inc., a decrease of $0.9 million related to operating costs for our former special purpose acquisition company which no longer exists for 2024, a $0.7 million decrease associated with outside services related to our expansion into the cryptocurrency industry, a decrease of $0.6 million for employee and related expenses, a decrease of $0.4 million in investor relations, and a decrease of $0.3 million in insurance cost. These decreases were offset by an increase of $0.5 million in share-based compensation primarily related to awards to certain executives, and a $0.3 million increase in costs related to strategic business growth.
Depreciation and Amortization Expense
Depreciation and amortization expense was $7.1 million and $6.2 million for the years ended December 31, 2024 and 2023, respectively. The increase of $0.9 million was primarily due to depreciation related to our Bitcoin mining machines.
Loss on Disposal of Property and Equipment
Loss on disposal of property and equipment was $3.5 million and $1.0 million for the years ended December 31, 2024 and 2023, respectively, and related to the sale of mining equipment. We sold 3,263 and 3,336 miners during the years ended December 31, 2024 and 2023, respectively, for proceeds of $1.0 million and $4.5 million, respectively.
Impairment of Property and Equipment
Impairment of property and equipment was $1.1 million and nil for the years ended December 31, 2024 and 2023, respectively, and related to idle mining equipment not expected to return to use.
Impairment of Other Assets
Impairment of other assets was $1.1 million and nil for the years ended December 31, 2024 and 2023, respectively, and primarily related to a $0.9 million impairment to our prepaid service fees held by Rebel Mining Company, and a $0.2 million impairment for an uncollectible other receivable.

Change in Fair Value of Bitcoin
Change in fair value of Bitcoin was $0.7 million and nil for the years ended December 31, 2024 and 2023, respectively. Effective January 1, 2024, we early adopted ASU 2023-08 and recorded a $20,000 decrease to the opening balance of accumulated deficit and an increase to digital assets. The gain in the year ended December 31, 2024 is the change in fair value of the Bitcoin held, as well as the gains and losses from when the Bitcoin was sold. Sale transactions are measured as the difference between the cash proceeds and the carrying basis of the Bitcoin as determined on a FIFO basis.
Provision for Losses on Deposits Due to Vendor Bankruptcy Filings
Provision for losses on deposits due to vendor bankruptcy filings was nil and $8.5 million for the years ended December 31, 2024 and 2023, respectively, and in the prior year is primarily as a result of two vendors filing for Chapter 11 bankruptcy.
Impairment of Acquired Intangible Assets
Impairment of acquired intangible assets were nil and $3.0 million for the years ended December 31, 2024 and 2023, respectively. For the year ended December 31, 2023, an impairment charge of $1.7 million was recorded for carbon credits held for future use due to a certain vendor who was not able to perform under terms of the agreement. In addition, an impairment charge of $1.2 million was recorded for one supplier agreement due to an adverse change in the business climate which indicated that an impairment triggering event occurred.
Realized Gain on Sale of Bitcoin
Realized gain on sale of Bitcoin was nil and $1.1 million for the years ended December 31, 2024 and 2023, respectively, and was due to the sale of Bitcoin and the difference between the sales proceeds from the Bitcoin and the carrying amount. Typically gains are higher when Bitcoin prices are increasing over a holding period. Effective January 1, 2024, we early adopted ASU 2023-08, and in accordance with the new guidance we no longer report impairment of Bitcoin and realized gain on sale of Bitcoin separately. Instead, current period comparable information is reported in the line item Change in fair value of Bitcoin in the consolidated statement of operations.
Impairment of Bitcoin
Impairment of Bitcoin was nil and $0.7 million for the years ended December 31, 2024 and 2023, respectively. Effective January 1, 2024, we early adopted ASU 2023-08, and in accordance with the new guidance we no longer report impairment of Bitcoin and realized gain on sale of Bitcoin separately. Instead, current period comparable information is reported in the line item Change in fair value of Bitcoin in the consolidated statement of operations.
Non-Operating Income and Expenses
Investment Income
Investment income was $9.0 million and nil for the years ended December 31, 2024 and 2023, respectively. In 2024, investment income related to a $4.1 million realized gain on the partial sale of our equity investment in Core Scientific Inc., and a $4.9 million unrealized gain on our equity investment in Core Scientific Inc.
Other Income, Net
Other income, net, was $3.1 million and $1.1 million for the years ended December 31, 2024 and 2023, respectively. In 2024, other income, net, primarily related to $2.9 million for the early termination of a hosting agreement and a $0.2 million fair value adjustment for warrant liabilities. In 2023, other income, net, primarily related to a $1.0 million fair value adjustment for warrant liabilities, and $0.2 million in interest income from previously restricted funds that were held in a trust, offset by $0.1 million in other miscellaneous expenses.
Gain on Deconsolidation of Special Purpose Acquisition Company
Gain on deconsolidation of MEOA, our SPAC, was nil and $6.1 million for the years ended December 31, 2024 and 2023, respectively. On December 19, 2023, our 3,162,500 shares of MEOA’s Class B common stock were cancelled, eliminating our ownership of MEOA, and we recognized a $6.1 million gain related to the deconsolidation of MEOA.

Interest Expense
Interest expense was nil and $1.2 million for the years ended December 31, 2024 and 2023, respectively. In the current year we had no interest expense and the prior year was related to $1.0 million for warrants issued with our LDA convertible debt and $0.2 million of debt costs and interest expense.
Gain on Disposal of Service and Product Segment- Related Party
Gain on disposal of Service and Product segment was nil and $0.7 million for the years ended December 31, 2024 and 2023, respectively. On December 28, 2023, Sphere 3D and Joseph O’Daniel (“Purchaser”), entered into a share purchase agreement under which we sold our Service and Product segment, which included HVE ConneXions and Unified ConneXions, for $1.00 and the transfer of outstanding assets and liabilities. As a result of the share purchase agreement, the Purchaser, who served as our President, resigned effective December 28, 2023. We recognized a noncash gain of $0.7 million related to the transfer of net liabilities to the Purchaser.
Liquidity and Capital Resources
Our principal sources of liquidity are our existing cash, cash equivalents and available-for-sale equity securities. We expect to fund our operations going forward with existing cash resources, anticipated revenue from our Bitcoin mining operation, and cash that we may raise through future financing transactions. At December 31, 2024, we had cash and cash equivalents of $5.4 million compared to $0.6 million at December 31, 2023. As of December 31, 2024, we had working capital of $13.9 million, reflecting an increase in current assets of $4.3 million and a decrease in current liabilities of $1.5 million primarily related to an increase in cash and the unrealized gain on our investment in equity securities. Cash management continues to be a priority and we are phasing out high-cost hosting contracts, leveraging our access to capital, and reducing our overall mining costs.
At-the-Market Offering Program. On January 3, 2025, we entered into a sales agreement (the “AGP Agreement”) with A.G.P./Alliance Global Partners (the “Sales Agent”). In accordance with the terms of the AGP Agreement, we may offer and sell from time to time through or to the Sales Agent, as agent or principal, the Company's common shares having an aggregate offering price of up to $8.0 million (the “Placement Shares”). The AGP Agreement can be terminated by either party by giving two days written notice. We expect that any proceeds received from the facility will be used primarily for working capital and general corporate purposes and in furtherance of our corporate strategy which may include to accelerate efficiency, for the purchase/upgrade of the Company’s mining fleet, and vertical integration of infrastructure.
Neither us nor the Sales Agent are obligated to sell any Placement Shares pursuant to the AGP Agreement. Subject to the terms and conditions of the AGP Agreement, the Sales Agent will use commercially reasonable efforts, consistent with its normal trading and sales practices and applicable state and federal law, rules and regulations and the rules of The Nasdaq Capital Market (“Nasdaq”), to sell the Placement Shares from time to time based upon our instructions, including any price, time or size limits or other customary parameters or conditions we may impose. Sales of the Placement Shares, if any, will be made on Nasdaq at market prices by any method permitted by law deemed to be an “at the market offering” as defined in Rule 415 of the Securities Act of 1933, as amended.
Securities Purchase Agreement. On November 19, 2024, we entered into a Securities Purchase Agreement with a single institutional investor pursuant to which we issued and sold (i) 2,350,000 common shares of the Company (the “Shares”), and (ii) pre-funded warrants (the “Pre-Funded Warrants”) to purchase up to 1,875,353 of our common shares (such offering, the “Registered Offering”). The Shares had a purchase price of $1.42 per share; and the Pre-Funded Warrants had a purchase price of $1.4199 per share, have an exercise price of $0.0001 per share, are exercisable immediately, and will expire when exercised in full. The net proceeds from the Registered Offering, after deducting the placement agent's fees and other offering expenses payable by us, was approximately $5.4 million.
Management has projected that based on our recurring losses, negative cash flows from operating activities, and our hashing rate at December 31, 2024, cash on hand may not be sufficient to allow us to continue operations and there is substantial doubt about our ability to continue as a going concern within 12 months from the date of issuance of our financial statements if we are unable to raise additional funding for operations. We expect our working capital needs to increase in the future as we continue to expand and enhance our operations. Included in our working capital is an investment in equity securities that we can liquidate as needed to assist in funding our operations. Our ability to raise additional funds for working capital through equity or debt financings or other sources may depend on the financial success of our business and successful implementation of our key strategic initiatives, financial, economic and market conditions and other factors, some of which are beyond our control. We require additional capital and if we are unsuccessful in raising that capital at a reasonable cost and at the required times, or at all, we may not be able to continue our business operations in the cryptocurrency mining industry or we may be unable to advance our growth initiatives, either of which could adversely impact our business, financial condition and results of operations. In an effort to mitigate these risks we expect to take steps to lower our cost of mining and also refresh our mining fleet to increase our mining efficiency.
Significant changes from our current forecasts, including but not limited to: (i) shortfalls from projected mining earning levels; (ii) increases in operating costs; (iii) decreases in the value of cryptocurrency; and (iv) if we do not maintain compliance with the requirements of Nasdaq and/or we do not maintain our listing with Nasdaq could have a material adverse impact on our ability to access the level of funding necessary to continue its operations at current levels. These factors, among others, should they occur may result in our inability to continue as a going concern within 12 months from the date of issuance of our financial statements. The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business and do not include any adjustments that might result from the outcome of this uncertainty.
The following table shows a summary of our cash flows (used in) provided by operating activities, investing activities and financing activities (in thousands):

	Year Ended December 31,
	2024	2023
Net cash used in operating activities	$(4,576)	$(6,582)
Net cash provided by investing activities	$4,028	$2,561
Net cash provided by financing activities	$5,387	$3,064
Net cash used in operating activities. The use of cash during 2024 was primarily a result of our net loss of $9.5 million, offset by $6.4 million in noncash items, which primarily included an unrealized gain on investment in equity securities, realized gain on investment in equity securities, depreciation and amortization, share-based compensation expense, impairment of property and equipment, loss on disposal of property and equipment, impairment of other assets, change in fair value of Bitcoin, Bitcoin issued for services, and change in fair value of warrant liabilities.
Net cash provided by investing activities. During 2024, we received $11.4 million from proceeds from the sale of investment in equity securities and $1.5 million from proceeds from the sale of Bitcoin, offset by $7.1 million of payments for the purchase of property and equipment consisting of newer generation mining machines and $1.8 million in payments for construction in progress primarily for the mining site we have partnered with Simple Mining LLC to acquire and operate. During 2023, we sold 3,336 miners originally included in mining equipment, for cash proceeds of $4.5 million, our SPAC received $10.3 million from the redemption of the trust account and paid $10.4 million for the redemption of the redeemable non-controlling interest related to MEOA, and we paid $1.6 million towards Bitcoin mining machines and shipping costs.
Net cash provided by financing activities. During 2024, we received $5.4 million, net, from the issuance of common shares and warrants. During 2023, we received $3.0 million from the issuance of preferred shares and warrants, $0.8 million, net, from the issuance of a convertible note, and $0.6 million from the exercise of stock options. These inflows were offset by $1.3 million of payments made on our convertible debt which was paid in full in August 2023.
Contractual Commitments
Construction in Progress
In September 2024, we entered into a letter of intent with Simple Mining LLC (“Simple Mining”) to build-out a 12.5 MW site in Iowa with Simple Mining managing the build-out of the infrastructure for the new mining site. Due to delays in permitting and timeline, we shifted to a different site, under the same construct and power cost assumptions, reducing the overall capacity from 12.5 MW to 8 MW. For the year ended December 31, 2024, we have made payments of $1.4 million towards the infrastructure.

Subsequent to December 31, 2024, we incurred additional costs of $1.4 million towards the infrastructure of the new 8 MW mining site in Iowa. The 8 MW site was energized on March 10, 2025. In March 2025, we entered into a Managed Services Agreement with Simple Mining to operate the site on our behalf.
Off-Balance Sheet Information
During the ordinary course of business, we may provide standby letters of credit to third parties as required for certain transactions initiated by us. As of December 31, 2024, we have no standby letters of credit outstanding.
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
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
As a “smaller reporting company” as defined by Item 10 of Regulation S-K, we are not required to provide the information required by this Item.
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

Based on our evaluation under the framework in Internal Control-Integrated Framework, our Chief Executive Officer and Chief Financial Officer concluded that our internal control over financial reporting was effective as of December 31, 2024. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. In addition, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions and that the degree of compliance with the policies or procedures may deteriorate.
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
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the last fiscal quarter ended December 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information
During the three months ended December 31, 2024, no director or officer adopted or terminated any Rule 10b5-1 trading arrangement or non-rule 10b5-1 trading arrangement (as such terms are defined pursuant to Item 408 of Regulation S-K).
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.
PART III
Item 10. Directors, Executive Officers and Corporate Governance
The information required by this item is incorporated by reference to the definitive Proxy Statement for our 2025 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after December 31, 2024.
Insider Trading Policy: We have adopted an Insider Trading Policy which governs the purchase, sale, and/or other dispositions of our securities by directors, officers, employees, and other covered persons and is designed to promote compliance with insider trading laws, rules, and regulations, and listing standards applicable to us. A copy of our Insider Trading Policy is filed as Exhibit 19.1 to this Annual Report.
Item 11. Executive Compensation
The information required by this item is incorporated by reference to the definitive Proxy Statement for our 2025 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after December 31, 2024.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this item is incorporated by reference to the definitive Proxy Statement for our 2025 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after December 31, 2024.
Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by this item is incorporated by reference to the definitive Proxy Statement for our 2025 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after December 31, 2024.
Item 14. Principal Accounting Fees and Services
The information required by this item is incorporated by reference to the definitive Proxy Statement for our 2025 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after December 31, 2024.

PART IV
Item 15. Exhibit and Financial Statement Schedules
(a) Documents filed as part of this report.
(1) Financial Statements.
(2) Financial Statement Schedules.
Schedules not listed above have been omitted because they are not applicable or are not required or the information required to be set forth therein is included in the consolidated financial statements or notes thereto.
(3) Exhibits.
List of Exhibits required by Item 601 of Regulation S-K. See part (b) below.

(b) Exhibits

Exhibit		Filed	Incorporated by Reference
Number	Description	Herewith	Form	File No.	Date Filed

3.1	Certificate and Articles of Amalgamation		6-K	001-36532	3/25/2015

3.2	Certificate of Amendment to the Articles of Amalgamation of the Company		6-K	001-36532	7/17/2017

3.3	Certificate of Amendment to the Articles of Amalgamation of the Company		8-K	001-36532	10/2/2018

3.4	Certificate of Amendment to the Articles of Amalgamation of the Company		8-K	001-36532	11/5/2018

3.5	Certificate of Amendment to the Articles of Amalgamation of the Company		8-K	001-36532	11/14/2018

3.6	Certificate of Amendment to the Articles of Amalgamation of the Company		8-K	001-36532	7/12/2019

3.7	Certificate of Amendment to the Articles of Amalgamation of the Company		8-K	001-36532	11/8/2019

3.8	Certificate of Amendment to the Articles of Amalgamation of the Company		8-K	001-36532	5/8/2020

3.9	Certificate of Amendment to the Articles of Amalgamation of the Company		8-K	001-36532	9/29/2020

3.10	Certificate of Amendment to the Articles of Amalgamation of the Company		6-K	001-36532	1/7/2021

3.11	Certificate of Amendment to the Articles of Amalgamation of the Company		6-K	001-36532	7/15/2021

3.12	Certificate of Amendment to the Articles of Amalgamation of the Company		6-K	001-36532	10/4/2021

3.13	Certificate of Amendment to the Articles of Amalgamation of the Company		8-K	001-36532	6/28/2023

3.14	By-Law No. 1, as Amended		6-K	001-36532	7/17/2017

3.15	By-Law No. 1 Amending Agreement		6-K	001-36532	2/1/2022

3.16	By-Law No. 1 Amending Agreement		8-K	001-36532	1/13/2023

3.17	By-Law No. 2		6-K	001-36532	5/12/2017

4.1	Specimen certificate evidencing Common Shares		F-3	333-210735	4/13/2016

4.2	Description of Securities	X

4.6	Form of Warrant		6-K	001-36532	9/9/2021

4.8	Common Share Purchase Warrant issued by the Company to LDA Capital Limited on April 17, 2023		8-K	001-36532	4/21/2023

4.9	Form of Warrant		8-K	001-36532	8/14/2023

4.10	Form of Warrant		8-K/A	001-36532	8/23/2023

4.11	Senior Secured Convertible Promissory Note, dated September 14, 2020, between the Company and Rainmaker Worldwide Inc.		8-K	001-36532	9/18/2020

10.1+	Sphere 3D Corp. 2015 Performance Incentive Plan, as amended		S-8	333-279866	5/31/2024

10.2+	Form of Inducement Restricted Stock Unit Award Agreement		S-8	333-209251	2/1/2016

10.3+	Form of Executive Inducement Restricted Stock Unit Award Agreement		S-8	333-209251	2/1/2016

Exhibit		Filed	Incorporated by Reference
Number	Description	Herewith	Form	File No.	Date Filed
10.4+	Form of Executive Stock Option Agreement		10-K	001-36532	3/21/2018

10.5+	Sphere 3D Corp. Employee Stock Purchase Plan, as amended		S-8	333-205236	1/29/2018

10.6+	Form of Officer and Director Indemnity Agreement		10-K	001-36532	4/1/2019

10.7+	Employment Agreement between Sphere 3D Corp. and Patricia Trompeter dated January 15, 2024		8-K	001-36532	1/19/2024

10.8+	Amending Agreement between the Company and Patricia Trompeter dated March 18, 2024		8-K	001-36532	3/29/2024

10.9+	Second Amending Agreement between the Company and Patricia Trompeter dated March 27, 2024		8-K	001-36532	3/29/2024

10.10+	Employment Agreement between the Company and Kurt Kalbfleisch dated March 27, 2024		8-K	001-36532	3/29/2024

10.11	Purchase Agreement, dated July 31, 2021, by and among Sphere 3D Corp. and Hertford Advisors Ltd.		6-K	001-36532	8/6/2021

10.12	Amended and Restated Agreement between Sphere 3D Corp. and the Hertford Group		8-K	001-36532	8/14/2023

10.13#	Future Sales and Purchase Agreement between FuFu Technology Limited and Sphere 3D, dated July 30, 2021		F-4	333-262011	1/5/2022

10.14#	Supplemental Agreement to Future Sales and Purchase Agreement between FuFu Technology Limited and Sphere 3D Corp, dated September 17, 2021		F-4	333-262011	1/5/2022

10.15#	Amendment to Future Sales and Purchase Agreement (Third Supplemental Agreement) between Sphere 3D Corp. and Ethereal Tech Pte. Ltd (formerly known as FuFu Technology Limited) dated October 19, 2022		6-K	001-36532	10/21/2022

10.16	Securities Purchase Agreement, by and among Sphere 3D Corp. and the investors identified on the signature pages thereto, dated September 2, 2021		6-K	001-36532	9/9/2021

10.17#	Sub-License and Delegation Agreement, between Gryphon Digital Mining, Inc. and Sphere 3D Corp., dated as of October 5, 2021		F-4	333-262011	1/5/2022

10.18	Amendment No. 1 to Sub-License and Delegation Agreement, between Gryphon Digital Mining, Inc. and Sphere 3D Corp., dated as of December 29, 2021		6-K	001-36532	1/5/2022

10.19	Sales and Purchase Agreement dated February 3, 2022 between Sphere 3D Corp. and NuMiner Global, Inc.		6-K	001-36532	2/4/2022

10.20	Securities Purchase Agreement between Sphere 3D Corp. and LDA Capital Limited, dated April 17, 2023		8-K	001-36532	4/21/2023

10.21	Form of Purchase Agreement dated August 23, 2023		8-K/A	001-36532	8/23/2023

10.22	Form of Securities Purchase Agreement dated November 19, 2024		8-K	001-36532	11/21/2024

10.23	Placement Agent Agreement entered into by and between Sphere 3D Corp. and the Placement Agent, dated November 19, 2024		8-K	001-36532	11/21/2024

10.24	Sales Agreement, dated as of January 3, 2025, by and between Sphere 3D Corp. and A.G.P./Alliance Global Partners		8-K	001-36532	1/3/2025

10.25#	Master Agreement between Sphere 3D Corp. and Compute North LLC (as assigned to GC Data Center Granbury, LLC) dated June 3, 2022		S-3/A	001-36532	7/24/2024

10.26#	Hosting Agreement between Sphere 3D Corp. and Lancium, FS 25, LLC dated February 8, 2023		S-3/A	001-36532	7/24/2024

Exhibit		Filed	Incorporated by Reference
Number	Description	Herewith	Form	File No.	Date Filed

10.27#	Master Hosting Services Agreement between Sphere 3D Corp. and Rebel Mining Company, LLC dated April 4, 2023		S-3/A	001-36532	7/24/2024

10.28#	Hosting Agreement between Sphere 3D Corp. and Joshi Petroleum, LLC dated October 18, 2023		S-3/A	001-36532	7/24/2024

14.1	Code of Business Conduct and Ethics Policy		6-K	001-36532	4/1/2015

19.1	Sphere 3D Corp. Insider Trading Policy	X

21.1	Subsidiaries of Registrant	X

23.1	Consent of Independent Registered Public Accounting Firm	X
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

97.1	Executive Compensation Clawback Policy	X

101.INS	XBRL Instance Document - the instance document does not appear in the interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	X

101.SCH	XBRL Taxonomy Extension Schema	X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase	X

101.DEF	XBRL Taxonomy Extension Definition Linkbase	X

101.LAB	XBRL Taxonomy Extension Label Linkbase	X

101.PRE	XBRL Taxonomy Presentation Linkbase	X

104	Cover Page Interactive Data File (formatted as inline XBRL as contained in Exhibit 101)	X
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

Sphere 3D Corp.

/s/ Kurt L. Kalbfleisch
Kurt L. Kalbfleisch
Acting Chief Executive Officer and CFO
Date:   March 28, 2025
POWER OF ATTORNEY
Each person whose signature appears below constitutes and appoints Kurt L. Kalbfleisch severally as their attorney-in-fact, each with the power of substitution, for him in any and all capacities, to sign any amendments to this annual report on Form 10-K and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof. Pursuant to the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ KURT L. KALBFLEISCH	Acting Chief Executive Officer and Chief Financial Officer (Principal Executive Officer, Principal Financial and Accounting Officer)	March 28, 2025
Kurt L. Kalbfleisch

/s/ TIMOTHY HANLEY	Director	March 28, 2025
Timothy Hanley

/s/ SUSAN S. HARNETT	Director	March 28, 2025
Susan S. Harnett

/s/ DUNCAN J. MCEWAN	Director	March 28, 2025
Duncan J. McEwan

_______________________________________________

SPHERE 3D CORP.
For the Years Ended December 31, 2024 and 2023

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of
Sphere 3D Corp.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Sphere 3D Corp. and its subsidiaries (collectively, the “Company”) as of December 31, 2024 and 2023, and the related consolidated statements of operations, comprehensive loss, shareholders’ equity, and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.
Going Concern Matter
The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses from operations and does not expect to have sufficient cash on hand to fund its operations that raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.
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

Bitcoin Mining Revenue
As disclosed in Note 2 to the consolidated financial statements, the Company accounts for revenue in accordance with Topic 606, Revenue from Contracts with Customers. The Company provides a service to perform hash calculations to third-party operated mining pools and in exchange for providing the service, the Company earns non-cash consideration in the form of bitcoin based on the Full-Pay-Per-Share (“FPPS”) payout method set forth by the mining pool operators. Bitcoin mining revenue is comprised of the block reward and transaction fees earned by the Company net of the mining pool fees charged by the mining pool operators. During the years ended December 31, 2024 and 2023, the Company recognized bitcoin mining revenue of approximately $16.6 million and $19.7 million, respectively.
We identified the auditing of mining revenue as a critical audit matter due to the nature and extent of audit effort required to perform audit procedures over the Company’s hash calculation service provided to the mining pool operators, the associated contractual payouts including the blockchain contractual inputs, the Company’s valuation of bitcoin received from the mining pool operators and evaluating the results of those procedures.
The primary procedures we performed to address this critical audit matter included the following:
•We independently confirmed with mining pool operators the significant contractual terms utilized in the determination of mining revenue, total mining rewards earned by the Company, and the Company’s digital asset wallet addresses in which the rewards are deposited.
•Using the Company’s digital asset wallet addresses confirmed by the mining pool operators, we reconciled the mining revenue earned from and paid by the mining pool operators against on-chain transactions independently obtained from the blockchain.
•We evaluated the reasonableness of the prices utilized by the Company to value bitcoin by obtaining independent bitcoin prices and comparing those to the prices used by the Company.
•We recalculated the Company’s recorded mining revenue per the calculation prescribed in the FPPS payout method, based on the hash calculation service provided to the mining pool operators, using independently obtained blockchain contractual inputs and independent bitcoin prices.
•We undertook an analytical review of total bitcoin mining revenue expected to be recognized by the Company by assessing the total hash rate contributed onto the network by the Company against total block rewards and transaction fees issued over the year.
•For the mining revenue generated through colocation facilities, we developed an expectation for the hash rate provided to the mining pool operators and the mining revenue earned, and compared our expectation to the amount recorded by the Company.

/s/ MaloneBailey, LLP
www.malonebailey.com
We have served as the Company’s auditor since 2022.
Houston, Texas
March 28, 2025

Sphere 3D Corp.
Consolidated Balance Sheets
(in thousands of U.S. dollars, except shares)

	December 31, 2024	December 31, 2023
Assets
Current assets:
Cash and cash equivalents	$5,425	$586
Bitcoin	1,394	986
Investment in equity securities	7,530	—
Other current assets	3,438	11,938
Total current assets	17,787	13,510
Property and equipment, net	21,967	24,166
Intangible assets, net	3,095	4,581
Other non-current assets	379	3,406
Total assets	$43,228	$45,663
Liabilities, Temporary Equity and Shareholders’ Equity
Current liabilities:
Accounts payable	$1,167	$2,374
Accrued liabilities	1,299	1,179
Accrued payroll and employee compensation	1,398	1,482
Other current liabilities	31	311
Total current liabilities	3,895	5,346
Commitments and contingencies (Note 16)
Temporary equity:
Series H preferred shares, no par value, unlimited shares authorized, 161 and 43,515 shares issued and outstanding at December 31, 2024 and 2023, respectively	18	13,794

Shareholders’ equity:
Common shares, no par value; unlimited shares authorized, 25,453,327 and 15,373,616 shares issued and outstanding as of December 31, 2024 and 2023, respectively	497,957	475,702
Accumulated other comprehensive loss	(1,821)	(1,808)
Accumulated deficit	(456,821)	(447,371)
Total shareholders’ equity	39,315	26,523
Total liabilities, temporary equity, and shareholders’ equity	$43,228	$45,663
See accompanying notes to consolidated financial statements.

Sphere 3D Corp.
Consolidated Statements of Operations
(in thousands of U.S. dollars, except share and per share amounts)

	Year Ended December 31,
	2024	2023
Revenues:
Bitcoin mining revenue	$16,608	$19,730
Service and product revenue	—	2,176
Total revenues	16,608	21,906
Operating costs and expenses:
Cost of Bitcoin mining revenue (exclusive of depreciation and amortization shown below)	13,378	15,031
Cost of service and product revenue	—	913
Sales and marketing	—	948
Research and development	—	1,026
General and administrative	12,445	15,825
Depreciation and amortization	7,113	6,190
Loss on disposal of property and equipment	3,545	960
Impairment of property and equipment	1,146	—
Impairment of other assets	1,074	—
Change in fair value of Bitcoin	(682)	—
Provision for losses on deposits due to vendor bankruptcy filings	—	8,509
Impairment of acquired intangible assets	—	2,952
Realized gain on sale of Bitcoin	—	(1,131)
Impairment of Bitcoin	—	682
Total operating expenses	38,019	51,905
Loss from operations	(21,411)	(29,999)
Other income (expense):
Investment income	8,980	—
Other income, net	3,111	1,062
Gain on deconsolidation of SPAC	—	6,140
Interest expense	—	(1,183)
Gain on disposal of service and product segment - related party	—	663
Net loss before taxes	(9,320)	(23,317)
Provision for income taxes	150	13
Net loss	(9,470)	(23,330)
Less: Non-controlling interest - income	—	76
Net loss attributable to common shareholders	$(9,470)	$(23,406)

Net loss per share:
Basic and diluted	$(0.48)	$(1.93)
Shares used in computing net loss per share:
Basic and diluted	19,801,626	12,129,302
See accompanying notes to consolidated financial statements.

Sphere 3D Corp.
Consolidated Statements of Comprehensive Loss
(in thousands of U.S. dollars)

	Year Ended December 31,
	2024	2023
Net loss	$(9,470)	$(23,330)
Other comprehensive loss:
Foreign currency translation adjustment	(13)	(9)
Total other comprehensive loss	(13)	(9)
Comprehensive loss	$(9,483)	$(23,339)
See accompanying notes to consolidated financial statements.

Sphere 3D Corp.
Consolidated Statements of Shareholders’ Equity
(in thousands of U.S. dollars, except shares)

	Common Shares		Accumulated Other Comprehensive Loss	Accumulated Deficit	Non-controlling Interest	Total Shareholders' Equity
	Shares	Amount
Balance at January 1, 2023	9,804,609	456,402	(1,799)	(419,732)	(306)	34,565
Cumulative adjustment from adoption of ASU 2016-13	—	—	—	(3,821)	—	(3,821)
Issuance of common share warrants, net	—	1,130	—	—	—	1,130
Issuance of common shares for conversion of preferred shares	4,714,560	14,559	—	—	—	14,559
Issuance of common shares for settlement of liabilities	89,654	214	—	—	—	214
Issuance of common shares pursuant to the vesting of restricted stock units	410,988	—	—	—	—	—
Exercise of warrants	123,806	411	—	—	—	411
Exercise of stock options	229,999	556	—	—	—	556
Share-based compensation	—	2,430	—	—	—	2,430
Non-controlling interest	—	—	—	—	230	230
Remeasurement of redeemable non-controlling interest	—	—	—	(412)	—	(412)
Other comprehensive loss	—	—	(9)	—	—	(9)
Net (loss) income	—	—	—	(23,406)	76	(23,330)
Balance at December 31, 2023	15,373,616	475,702	(1,808)	(447,371)	—	26,523
Cumulative adjustment from adoption of ASU 2023-08	—	—	—	20	—	20
Issuance of common shares for conversion of preferred shares	6,193,416	13,775	—	—	—	13,775
Issuance of common shares and warrants, net	2,350,000	5,387	—	—	—	5,387
Issuance of common shares pursuant to the vesting of restricted stock units	1,055,345	—	—	—	—	—
Exercise of warrants	281,353	—	—	—	—	—
Issuance of common shares for settlement of liabilities	199,597	255	—	—	—	255
Share-based compensation	—	2,838	—	—	—	2,838
Other comprehensive loss	—	—	(13)	—	—	(13)
Net loss	—	—	—	(9,470)	—	(9,470)
Balance at December 31, 2024	25,453,327	$497,957	$(1,821)	$(456,821)	$—	$39,315
See accompanying notes to consolidated financial statements.

Sphere 3D Corp.
Consolidated Statements of Cash Flows
(in thousands of U.S. dollars)

	Year Ended December 31,
	2024	2023
Operating activities:
Net loss	$(9,470)	$(23,330)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	7,113	6,190
Unrealized gain on investment in equity securities	(4,917)	—
Realized gain on sale of investment in equity securities	(4,063)	—
Loss on disposal of property and equipment	3,545	960
Impairment of property and equipment	1,146	—
Share-based compensation	2,838	2,430
Impairment of other assets	1,074	—
Change in fair value of Bitcoin	(682)	—
Bitcoin issued for services	538	1,562
Change in fair value of warrant liabilities	(174)	(976)
Provision for losses on deposits made due to vendor bankruptcy filings	—	8,509
Gain on deconsolidation of SPAC	—	(6,140)
Impairment of acquired intangible assets	—	2,952
Realized gain on sale of Bitcoin	—	(1,131)
Warrants issued with convertible debt	—	976
Impairment of Bitcoin	—	682
Gain on disposal of service and product segment - related party	—	(663)
Issuance of common shares and warrants for settlement of liabilities	—	214
Extinguishment of debt	—	63
Noncash lease cost	—	56
Changes in operating assets and liabilities:
Proceeds from sale of Bitcoin	14,842	19,326
Mining of Bitcoin	(16,608)	(19,730)
Accounts receivable	—	94
Accounts payable and accrued liabilities	(262)	2,573
Accrued payroll and employee compensation	171	822
Other assets	453	(2,512)
Other liabilities	(120)	491
Net cash used in operating activities	(4,576)	(6,582)
Investing activities:
Proceeds from sale of equity investment	11,450	—
Payments for purchase of property and equipment	(8,944)	(1,561)
Proceeds from sale of Bitcoin	1,522	—
Redemption of non-controlling interest	—	(10,410)
Redemption of cash in trust account	—	10,297
Proceeds from sale of property and equipment	—	4,468
Cash related to deconsolidation of SPAC	—	(204)
Cash related to disposal of service and product segment	—	(29)
Net cash provided by investing activities	$4,028	$2,561
See accompanying notes to consolidated financial statements.

Sphere 3D Corp.
Consolidated Statements of Cash Flows (continued)
(in thousands of U.S. dollars)

	Year Ended December 31,
	2024	2023
Financing activities:
Proceeds from issuance of common shares and warrants	$5,495	$—
Payments for issuance costs for common shares and warrants	(108)	—
Proceeds from issuance of preferred shares and warrants	—	3,048
Payments for convertible debt	—	(1,285)
Proceeds from convertible debt, net of debt issuance costs	—	779
Proceeds from exercise of stock options	—	556
Payments for cost of preferred shares and warrants	—	(34)
Net cash provided by financing activities	5,387	3,064
Net increase (decrease) in cash, and cash equivalents	4,839	(957)
Cash, cash equivalents, and restricted cash, beginning of year	586	1,543
Cash, and cash equivalents, end of year	$5,425	$586

Supplemental disclosures of cash flow information:
Cash paid for income taxes	$2	$16
Cash paid for interest	$—	$323
Supplemental disclosures of noncash investing and financing activities:
Settlement of prepaid hosting services deposit with equity securities	$10,000	$—
Property and equipment exchanged for settlement of liabilities	$825	$—
Issuance of common shares for settlement of liabilities	$255	$—
Exercise of warrants	$—	$411

See accompanying notes to consolidated financial statements.

Sphere 3D Corp.
Notes to Consolidated Financial Statements
1.Organization and Business
Sphere 3D Corp. was incorporated under the Business Corporations Act (Ontario) on May 2, 2007 as T.B. Mining Ventures Inc. On March 24, 2015, the Company completed a short-form amalgamation with a wholly-owned subsidiary. In connection with the short-form amalgamation, the Company changed its name to “Sphere 3D Corp.” Any reference to the “Company”, “Sphere 3D”, “we”, “our”, “us”, or similar terms refers to Sphere 3D Corp. and its subsidiaries. In January 2022, the Company commenced operations of its Bitcoin mining business and is dedicated to becoming a leader in the blockchain and cryptocurrency industry. The Company has established and plans to continue to grow an enterprise-scale mining operation through the procurement of mining equipment and partnering with experienced service providers. On December 28, 2023, the Company sold its Service and Product segment which included HVE ConneXions and Unified ConneXions.
Going Concern
Management has projected that based on our recurring losses, negative cash flows from operating activities, and our hashing rate at December 31, 2024, cash on hand may not be sufficient to allow the Company to continue operations and there is substantial doubt about the Company’s ability to continue as a going concern within 12 months from the date of issuance of the financial statements if we are unable to raise additional funding for operations. We expect our working capital needs to increase in the future as we continue to expand and enhance our operations. Included in our working capital is an investment in equity securities that we can liquidate as needed to assist in funding our operations. Our ability to raise additional funds for working capital through equity or debt financings or other sources may depend on the financial success of our business and successful implementation of our key strategic initiatives, financial, economic and market conditions and other factors, some of which are beyond our control. We require additional capital and if we are unsuccessful in raising that capital at a reasonable cost and at the required times, or at all, we may not be able to continue our business operations in the cryptocurrency mining industry or we may be unable to advance our growth initiatives, either of which could adversely impact our business, financial condition and results of operations. In an effort to mitigate these risks we expect to take steps to lower our cost of mining and also refresh our mining fleet to increase our mining efficiency.
Significant changes from the Company’s current forecasts, including but not limited to: (i) shortfalls from projected mining earning levels; (ii) increases in operating costs; (iii) decreases in the value of cryptocurrency; and (iv) if we do not maintain compliance with the requirements of The Nasdaq Capital Market (“Nasdaq”) and/or we do not maintain our listing with Nasdaq could have a material adverse impact on the Company’s ability to access the level of funding necessary to continue its operations at current levels. These factors, among others, should they occur may result in the Company’s inability to continue as a going concern within 12 months from the date of issuance of the financial statements. The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business and do not include any adjustments that might result from the outcome of this uncertainty.
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
Foreign Currency Translation
The financial statements of the Company’s foreign subsidiary, for which the functional currency is the local currency, is translated into U.S. dollars using the exchange rate at the consolidated balance sheet date for assets and liabilities and a weighted-average exchange rate during the year for revenue, expenses, gains and losses. Translation adjustments are recorded as accumulated other comprehensive income (loss) within shareholders’ equity. Gains or losses from foreign currency transactions are recognized in the consolidated statements of operations. Such transactions resulted in a minimal loss for both the years ended December 31, 2024 and 2023.
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
Bitcoin
Bitcoin is included in current assets in the consolidated balance sheets as the Company has the ability to sell it in a highly liquid marketplace, and the sale of Bitcoin is used to fund operating expenses to support operations. Bitcoin is expected to be realized in cash or sold during the Company’s normal operating cycle. Bitcoin held are accounted for as intangible assets with indefinite useful lives. Bitcoin awarded to the Company through its mining activities was included within operating activities on the consolidated statements of cash flows. The proceeds from the sale of Bitcoin are included within operating or investing activities in the consolidated statements of cash flows depending on the length of time the Bitcoin is held. The Company adopted ASU 2023-08 effective January 1, 2024, which requires Bitcoin to be valued at fair value at the end of each reporting period with changes in fair value recorded in operating expenses in the consolidated statements of operations. The fair value of Bitcoin is measured using the period-end closing price from the Company’s principal market. When Bitcoin is sold, the gains and losses from such transactions are measured as the difference between the cash proceeds and the carrying basis of the Bitcoin as determined on a first in-first out (“FIFO”) basis and are recorded within the same line item, Change in Fair Value of Bitcoin, in the consolidated statements of operations.
Prior to the adoption of ASU 2023-08, Bitcoin was accounted as an indefinite-lived asset and recorded at cost less impairment. An impairment analysis was performed daily to determine if the fair value of Bitcoin was lower than the carrying value for Bitcoin until the Bitcoin was disposed of or until the end of the reporting period, whichever came first. The fair value of Bitcoin was determined on a nonrecurring basis based on the lowest intraday quoted price as reported in the Company’s principal market. If the carrying value of the Bitcoin exceeded the fair value, an impairment loss had occurred with respect to those Bitcoin in the amount equal to the difference between their carrying values and the fair value determined. Impairment losses were recognized in operating expenses in the consolidated statements of operations in the period in which the impairment was identified. The impaired Bitcoin were written down to their fair value at the time of impairment and this new cost basis would not be adjusted upward for any subsequent increase in fair value. Gains were not recorded until realized upon sale or disposition.

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
Supplier agreements are amortized on a straight-line basis over their economic lives of five years as this method most closely reflects the pattern in which the economic benefits of the assets will be consumed.
Impairment of Intangible Assets
The Company performs regular reviews of intangible assets to determine if any event has occurred that may indicate that intangible assets with finite useful lives and other long-lived assets are potentially impaired. Triggering events for impairment reviews may be indicators such as adverse industry or economic trends, restructuring actions, lower projections of profitability, or a sustained decline in the Company's market capitalization. Intangible assets are quantitatively assessed for impairment, if necessary, by comparing their estimated fair values to their carrying values. If the carrying value exceeds the fair value, the difference is recorded as an impairment.
Warrants
The Company accounts for warrants as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance. Warrants that meet the definition of a derivative financial instrument and the equity scope exception are classified as equity and are not subject to remeasurement provided that the Company continues to meet the criteria for equity classification. Warrants that are classified for liabilities are accounted for at fair value on the consolidated balance sheets, subject to remeasurement at each balance sheet date with changes in fair value recognized in other income, net in the consolidated statements of operations. Warrant liabilities include a common share purchase warrant issued in connection with previously outstanding convertible debt.
The classification of warrants, including whether warrants should be recorded as liabilities or as equity, is re-assessed at the end of each reporting period. The fair value of liability-classified warrants is determined using the Black-Scholes options pricing model (“Black-Scholes model”) which includes Level 3 inputs.
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

The Company is engaged with Bitcoin mining pool operators, its customers, to provide a service to perform hash calculations for the mining pool operator, which is the Company’s only performance obligation. Providing hash calculation services is an output of the Company’s ordinary activities. The Company has service agreements with Foundry Digital LLC and Luxor Technology Corporation, each a cryptocurrency mining pool operator, to provide a service to perform hash calculations. In exchange for providing the service, the Company is entitled to Full Pay Per Share (“FPPS”), which is a fractional share of the fixed Bitcoin award the mining pool operator receives, plus a fractional share of the transaction fees attached to that blockchain less net Bitcoin fees due to the mining pool operator over the measurement period, as applicable. The pay-outs received are based on the expected value from the block reward plus the transaction fee reward, regardless of whether the mining pool operator successfully records a block to the blockchain.
The Company’s fractional share is based on a contractual formula, which primarily calculates the hashrate provided to the mining pool as a percentage of total network hashrate and other inputs. The contracts, which are less than 24 hours and continuously renew throughout the day, are terminable at any time by either party without compensation and the Company’s enforceable right to compensation only begins when the Company starts providing the service to the mining pool operator, which begins daily at midnight Universal Time Coordinated (“UTC”). The terms, conditions, and compensation are at the current market rates, and accordingly the renewal option is not a material right. The contract arises at the point that the Company provides hash calculation services to the mining pool operator, which is the beginning of the contract day at midnight UTC time (contract inception), as customer consumption is in tandem with daily earnings of delivery of the service. According to the customer contract, daily earnings are calculated from midnight-to-23:59:59 UTC time, and the payout is made one hour later at 1:00 AM UTC time.
The Company satisfies its performance obligation over time with daily settlement in Bitcoin. The Company’s performance is completed as it transfers the hashrate computations over the continuously renewed contract periods, which are less than 24 hours. The Company has full control of the mining equipment utilized in the mining pool and if the Company determines it will increase or decrease the processing power of its machines and/or fleet (i.e., for repairs or when power costs are excessive) the service provided to the customer will be adjusted.
The transaction consideration the Company receives is noncash consideration in the form of Bitcoin, which the Company measures at fair value at contract inception, midnight UTC time. The noncash consideration is variable, since the amount of block reward earned depends on the amount of hash calculation services, the amount of transaction fees awarded, and operator fees over the same period. The Company does not constrain this variable consideration because it is probable that a significant reversal in the amount of revenue recognized from the contract will not occur when the uncertainty is subsequently resolved and recognizes the noncash consideration on the same day that control is transferred, which is the same day as contract inception. The fair value used to calculate the noncash consideration is based on the Bitcoin spot price in the Company’s principal market at the beginning of the day (midnight UTC time) at contract inception. Expenses associated with running the Bitcoin mining operations, such as hosting, operating supplies, utilities, and monitoring services are recorded as cost of revenues.
Operating Segment
Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker (“CODM”), or decision–making group, in deciding how to allocate resources and assess performance. The Company’s CODM is the Chief Executive Officer. The Company operates as one operating segment and uses net income as measures of profit or loss on a consolidated basis in making decisions regarding resource allocation and performance assessment. Additionally, the Company’s CODM regularly reviews the Company’s expenses on a consolidated basis. The financial metrics used by the CODM help make key operating decisions, such as determination of capital expenditure purchases and significant acquisitions and allocation of budget between cost of revenues and general and administrative expenses. The measure of segment assets is reported on the consolidated balance sheet as total consolidated assets. The significant expense categories regularly provided to the CODM include cost of revenue, general and administrative expenses, depreciation and amortization, impairment of property and equipment, and change in fair value of Bitcoin. These expense categories are reported as separate line items in the consolidated statements of operations.

Change in Reportable Segment
Previously, the Company operated in two reportable business segments: Bitcoin Mining and Service and Product. On December 28, 2023, the Company sold its Service and Product segment. Commencing with the three months ended March 31, 2024, Service and Product no longer met the quantitative requirements for a reportable segment, and the CODM ceased analyzing the performance of the Company’s legacy service and product operations. As such, the Service and Product Segment has been eliminated as a separate reportable segment.
Income Taxes
The Company provides for income taxes utilizing the asset and liability approach of accounting for income taxes. Under this approach, deferred taxes represent the future tax consequences expected to occur when the reported amounts of assets and liabilities are recovered or paid. The provision for income taxes generally represents income taxes paid or payable for the current year plus the change in deferred taxes during the year. Deferred taxes result from differences between the financial and tax basis of the Company's assets and liabilities and are adjusted for changes in tax rates and tax laws when changes are enacted. Valuation allowances are recorded to reduce deferred tax assets when a judgment is made that it is considered more likely than not that a tax benefit will not be realized. A decision to record a valuation allowance results in an increase in income tax expense or a decrease in income tax benefit. If the valuation allowance is released in a future period, income tax expense will be reduced accordingly.
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
Concentration Risk
The Company is subject to credit risk from its cash and cash equivalents and investment in equity securities. The Company maintains its cash and cash equivalent balances with two major commercial banks and its equity securities with one other financial institution. Deposits held with the financial institutions exceed the amount of insurance provided on such deposits. We are exposed to credit risk in the event of a default by the financial institutions holding the Company’s cash, cash equivalents and equity securities to the extent recorded on the consolidated balance sheets. The accounts offered by the custodian of the Company’s Bitcoin are not insured by the Federal Deposit Insurance Corporation (FDIC). The Company has not experienced any losses in such accounts.
The Company has certain customers who individually represented 10% or more of the Company’s revenue. During the years ended December 31, 2024 and 2023, revenue is concentrated with two mining pool operators, Foundry Digital LLC and Luxor Technology Corporation, and all Bitcoin resided with one custodian.
The Company is dependent on a small number of Bitcoin mining equipment suppliers to provide a supply of new generation Bitcoin mining machines. The growth in the Company’s business is directly related to increased demand for hosting services and Bitcoin which is dependent in large part on the availability of new generation mining machines offered for sale at a price conducive to profitable Bitcoin mining. As more companies seek to enter the mining industry, the demand for machines may outpace supply and create mining machine equipment shortages. The Company currently does not have an agreement with its suppliers to purchase additional machines, and therefore there is no guarantee that the Company will be able to purchase machines on terms acceptable to it.

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
Adoption and Pending Adoption of Recent Accounting Pronouncements
From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board (“FASB”) that are adopted by the Company as of the specified effective date. If not discussed, the Company believes that the impact of recently issued standards, which are not yet effective, will not have a material impact on the Company’s consolidated financial statements upon adoption.
In November 2024, the FASB issued accounting standards update (“ASU”) No. 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses. The guidance is to improve the disclosure of expenses in commonly presented expense captions. The new guidance requires a public entity to provide tabular disclosure, on an annual and interim basis, of amounts for the following expense categories: (1) purchases of inventory, (2) employee compensation, (3) depreciation and (4) intangible asset amortization, as included in each relevant expense caption. A relevant expense caption is an expense caption presented on the face of the income statement that contains any of the expense categories noted. The guidance is effective for 2027 annual reporting, and in the first quarter of 2028 for interim reporting, with early adoption permitted, to be applied on a prospective basis, with retrospective application permitted. The Company will adopt the guidance when it becomes effective, in its 2027 annual reporting and each quarter thereafter, on a prospective basis. The Company is evaluating the impact the updated guidance will have on its disclosures.
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which requires more detailed income tax disclosures. The guidance requires entities to disclose disaggregated information about their effective tax rate reconciliation as well as expanded information on income taxes paid by jurisdiction. The guidance is effective for fiscal year 2025 annual reporting, with early adoption permitted, to be applied on a prospective basis, with retrospective application permitted. The Company will adopt the guidance when it becomes effective, in its 2025 annual reporting, on a prospective basis. The Company is evaluating the impact the updated guidance will have on its disclosures.
In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (“ASU 2023-07”), which requires public entities with a single reportable segment to provide all the disclosures required by this standard and all existing segment disclosures in Topic 280 on an interim and annual basis, including new requirements to disclose significant segment expenses that are regularly provided to the chief operating decision maker (“CODM”) and included within the reported measure(s) of a segment's profit or loss, the amount and composition of any other segment items, the title and position of the CODM, and how the CODM uses the reported measure(s) of a segment's profit or loss to assess performance and decide how to allocate resources. The new guidance also clarifies that if the CODM uses more than one measure of a segment’s profit or loss, one or more of those measures may be reported and requires that a public entity that has a single reportable segment provide all the disclosures required by the amendments in the guidance and all existing segment disclosures. The Company adopted the guidance in its 2024 annual reporting on a retrospective basis.

In December 2023, the FASB issued ASU 2023-08, Intangibles - Goodwill - and Other - Crypto Assets (Subtopic 350-60): Accounting For and Disclosure of Crypto Assets (“ASU 2023-08”), which requires that an entity measure cryptocurrency at fair value in the statement of financial position each reporting period and recognize changes from remeasurement in net income. The amendments also require that an entity provide enhanced disclosures for both annual and interim reporting periods to provide investors with relevant information to analyze and assess the exposure and risk of significant individual cryptocurrency holdings. In addition, fair value measurement aligns the accounting required for holders of cryptocurrency with the accounting for entities that are subject to certain industry-specific guidance and eliminates the requirement to test those assets for impairment, thereby reducing the associated cost and complexity of applying the current guidance. The Company’s cryptocurrency is within the scope of the new guidance and the transition requires a cumulative-effect adjustment as of the beginning of the current fiscal year for any difference between the carrying amount of the Company’s Bitcoin and fair value. Effective January 1, 2024, the Company early adopted ASU 2023-08 and recorded a $20,000 decrease to the opening balance of accumulated deficit and an increase to Bitcoin.
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
Assets and Liabilities that are Measured at Fair Value on a Recurring Basis
The Company’s financial instruments include cash equivalents, investment in equity securities, accounts payable, accrued liabilities, and warrant liabilities. Fair value estimates of these instruments are made at a specific point in time, based on relevant market information. These estimates may be subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. The carrying amount of cash equivalents, accounts payable and accrued liabilities are generally considered to be representative of their respective fair values because of the short-term nature of those instruments.

The following tables provide a summary of the Company’s assets and liabilities that are measured at fair value on a recurring basis (in thousands):

	December 31, 2024
	Fair Value	Level 1	Level 2	Level 3
Assets:
Investment in equity securities	$7,530	$7,530	$—	$—
Bitcoin	1,394	1,394	—	—
Total	$8,924	$8,924	$—	$—
Liabilities:
Warrant liabilities	$31	$—	$—	$31

	December 31, 2023
Liabilities:	Fair Value	Level 1	Level 2	Level 3

Warrant liabilities	$205	$—	$—	$205
The Company’s investment is in publicly held equity securities which have readily determinable fair values. During the year ended December 31, 2024, the Company recognized an unrealized gain of $4.9 million within other income (expense) in its consolidated statements of operations related to the fair value change of the investment in equity securities. During the year ended December 31, 2024, the Company recognized a realized gain of $4.1 million within other income (expense) in its consolidated statements of operations related to the sale of equity securities.
The fair value of the warrant liabilities was measured using a Black Scholes valuation model with the following assumptions:

	December 31, 2024	December 31, 2023
Common share price	$0.94	$3.47
Expected volatility	125.0%	120.0%
Risk-free interest rate	4.2%	4.2%
The following table presents the activities of warrant liabilities that are measured at fair value (in thousands):

Warrant liability as of January 1, 2023	$864
Issuance of LDA warrant	976
Change in fair value MEOA warrant	(864)
Noncash exercise of LDA warrant	(411)
Change in fair value LDA warrant	(112)
Retired LDA warrant	(248)
Warrant liability as of December 31, 2023	205
Change in fair value LDA warrant	(174)
Warrant liability as of December 31, 2024	$31

Assets and Liabilities that are Measured at Fair Value on a Nonrecurring Basis
The Company's non-financial assets such as property and equipment and intangible assets are recorded at fair value when an impairment is recognized or at the time acquired in an asset acquisition or business combination measured using significant unobservable inputs (Level 3). As discussed in Note 8, Certain Balance Sheet Items, during the year ended December 31, 2024, the Company recorded impairment charges associated with property and equipment and reduced the carrying amount of such assets subject to the impairment to their estimated fair value. As discussed in Note 9 - Intangible Assets, during the year ended December 31, 2023, the Company recorded impairment charges associated with acquired intangible assets and reduced the carrying amount of such assets subject to the impairment to their estimated fair value.
5.Bitcoin
The following table presents the activities of Bitcoin (in thousands):

Balance at January 1, 2023	$1,695
Revenue recognized from Bitcoin mined	19,730
Proceeds from sale of Bitcoin	(18,195)
Bitcoin issued for services	(1,562)
Impairment loss	(682)
Balance at December 31, 2023	986
Cumulative effect upon adoption of ASU 2023-08	20
Revenue recognized from Bitcoin mined	16,608
Proceeds from sale of Bitcoin	(16,364)
Bitcoin issued for services	(538)
Change in fair value of Bitcoin	682
Balance at December 31, 2024	$1,394
The following table presents Bitcoin holdings (in thousands except for number of Bitcoin):

December 31, 2024
Number of Bitcoin held	14.9
Carrying basis of Bitcoin	$1,450
For the year ended December 31, 2024, the Company had a realized gain of approximately $0.7 million on the sale of Bitcoin.
All additions of Bitcoin were generated by the Company’s Bitcoin mining operations. All dispositions of Bitcoin were the result of sales on the open market and used to fund the Company’s operations. The Company's Bitcoin holdings are not subject to sale restrictions and do not serve as collateral for any agreements. As of December 31, 2024 and 2023, the Company held no other cryptocurrency.

6.Special Purpose Acquisition Company
In April 2021, the Company sponsored a special purpose acquisition company (“SPAC”), Minority Equality Opportunities Acquisition Inc. (“MEOA”), through the Company's wholly owned subsidiary, Minority Equality Opportunities Acquisition Sponsor, LLC (“SPAC Sponsor”). MEOA’s purpose is to focus initially on transactions with companies that are minority owned businesses. On July 3, 2023, MEOA announced that it did not complete an initial business combination on or prior to June 30, 2023, the deadline by which it must have completed an initial business combination. As of the close of business on July 3, 2023, MEOA’s redeemable public shares were deemed cancelled and represented only the right to receive the redemption amount. MEOA instructed Continental Stock Transfer & Trust Company, the trustee of the trust account, to liquidate the redeemable securities held in the trust account. The redemption of MEOA’s redeemable public shares for $10.4 million was completed in the third quarter of 2023. The Company received no proceeds from the trust account.
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
7.Notes Receivable
Rainmaker Promissory Note
In September 2020, the Company entered into a Senior Secured Convertible Promissory Note with Rainmaker (the “Rainmaker Note”), pursuant to which the Company loaned Rainmaker the principal amount of $3.1 million. The Rainmaker Note is secured as a registered lien under the Uniform Commercial Code and the Personal Property Security Act (Ontario) against the assets of Rainmaker and bears interest at the rate of 10% per annum. The Company has the right, at any time, to convert all or any portion of the then outstanding and unpaid Rainmaker Note and interest into at the conversion price as defined in the Rainmaker Note. In July 2024, the Company and Rainmaker entered into Amendment No. 3 to the Rainmaker Note and the principal amount was revised to $4.4 million and the due date was extended to January 14, 2025, at which time all principal and accrued interest is due and payable. In January 2025, the Company and Rainmaker entered into Amendment No. 4 to the Rainmaker Note and the principal amount was revised to $4.6 million and the due date was extended to January 14, 2026.
On January 1, 2023, as a result of adopting ASU 2016-13, the Company recorded an allowance for credit losses of $3.8 million and reversed accrued interest of $0.1 million. As of December 31, 2024 and 2023, the Rainmaker Note balance, including accrued interest, was nil.
8.Certain Balance Sheet Items
The following table summarizes other current assets (in thousands):

	December 31,
	2024	2023
Bitcoin mining hosting deposit	$2,490	$10,000
Prepaid insurance	547	575
Prepaid services	270	193
Prepaid mining hosting services	100	980
Other	31	190
Other current assets	$3,438	$11,938
In January 2025, the Company terminated the Rebel Hosting Agreement and agreed to a settlement amount of $2.4 million, which is included in Bitcoin mining hosting deposit at December 31, 2024. The December 31, 2023 Bitcoin mining hosting deposit was settled by shares of Core Scientific’s common stock issued to the Company in January 2024 and was recorded as investment in equity securities.

The following table summarizes property and equipment, net (in thousands):

	December 31,
	2024	2023
Mining equipment	$27,214	$30,122
Construction in progress	1,750	—
Total	28,964	30,122
Accumulated depreciation	(6,997)	(5,956)
Property and equipment, net	$21,967	$24,166
Depreciation expense for property and equipment was $5.6 million and $4.2 million during the years ended December 31, 2024 and 2023, respectively.
The Company sold 3,263 and 3,336 miners during the years ended December 31, 2024 and 2023, respectively, that were included in mining equipment, for proceeds of $1.0 million and $4.5 million, respectively. The Company had a loss on the sale of miners of $3.5 million and $1.0 million during the years ended December 31, 2024 and 2023, respectively.
Construction in Progress
In September 2024, the Company and Simple Mining LLC (“Simple Mining”) entered into a letter of intent to build-out a 12.5 MW site in Iowa, with Simple Mining managing the build-out of the infrastructure for the new mining site, subsequently modified to an 8 MW site. As of December 31, 2024, the Company made payments of $1.4 million towards the infrastructure for the new mining site.
The remaining amount in construction in progress relates to equipment open to be determined deployment.
Impairment of Property and Equipment
For the year ended December 31, 2024, the Company recorded an impairment to property and equipment related to idle mining equipment not expected to return to use. The Company compared the indicated fair value to the carrying value of the mining equipment, and as a result of the analysis, an impairment charge of $1.1 million was recorded for the year ended December 31, 2024. The estimated fair value of the Company’s miners is classified in Level 3 of the fair value hierarchy. The Company incurred no impairment charges for its mining equipment for the year ended December 31, 2023.
The following table summarizes other non-current assets (in thousands):

	December 31,
	2024	2023
Prepaid mining hosting services	$308	$3,402
Prepaid services	68	—
Other	3	4
Other non-current assets	$379	$3,406

9.Intangible Assets
The following table summarizes intangible assets, net (in thousands):

	December 31,
	2024	2023
Finite-lived intangible assets:
Supplier agreements	$37,525	$37,525
Capitalized development costs	—	103
Total finite-lived intangible assets	37,525	37,628
Accumulated amortization:
Supplier agreements	(34,430)	(32,944)
Capitalized development costs	—	(103)
Total accumulated amortization	(34,430)	(33,047)
Total intangible assets, net	$3,095	$4,581
Amortization expense of intangible assets was $1.5 million and $1.9 million for the years ended December 31, 2024 and 2023, respectively. Estimated amortization expense for intangible assets is approximately $1.5 million, $1.5 million, and $0.1 million in fiscal year 2026, 2027, and 2028, respectively.
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
10.Convertible Debt
On April 17, 2023, the Company entered into a Securities Purchase Agreement (the “LDA Purchase Agreement”) pursuant to which the Company issued to an investor, LDA Capital Limited (the “Investor”), a senior convertible promissory note having an aggregate principal amount of $1.0 million (the “LDA Note”), as amended April 25, 2023, and a common share purchase warrant (the “LDA Warrant”) to purchase up to 455,927 common shares of the Company (the “LDA Warrant Shares”). The Company received proceeds of approximately $0.8 million, which were net of fees associated with the transaction, on April 18, 2023 (the “Closing Date”). The LDA Note had a term of 24 months after issuance, and an interest rate of 7.5% per annum.
On August 14, 2023, in accordance with the terms of the LDA Purchase Agreement prepayment option, the Company repaid the full amount of the LDA Note, including interest and fees, in the amount of $1.3 million. As a result of the repayment, the Company redeemed from the holder of the LDA Warrant 40% of the then outstanding LDA Warrant, or 182,371 LDA Warrant Shares. At December 31, 2023, the balance of the LDA Note was nil. The Company recognized a loss on debt extinguishment of $63,000 which was included in the consolidated statement of operations in interest income and other expense, net.
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
11.Preferred Shares
Series H Preferred Shares
On October 1, 2021, the Company filed articles of amendment to create a series of preferred shares, being, an unlimited number of Series H Preferred Shares and to provide for the rights, privileges, restrictions and conditions attaching thereto. The Series H Preferred Shares are convertible provided (and only if and to the extent) that prior shareholder approval of the issuance of all Sphere 3D common shares issuable upon conversion of the Series H Preferred Shares has been obtained in accordance with the rules of Nasdaq, at any time from time to time, at the option of the holder thereof, into 142.857 Sphere 3D common shares for every Series H Preferred Share. Each holder of the Series H Preferred Shares, may, subject to prior shareholder approval, convert all or any part of the Series H Preferred Shares provided that after such conversion the common shares issuable, together with all the common shares held by the shareholder in the aggregate would not exceed 9.99% of the total number of outstanding common shares of the Company. Each Series H Preferred Share has a stated value of $1,000. The Series H Preferred Shares are non-voting and do not accrue dividends. These features include, in the event of the liquidation, dissolution or winding-up of the Company, whether voluntary or involuntary, deemed liquidation or any other distribution of the assets of the Company among its shareholders for the purpose of winding-up its affairs, the Series H Preferred Shares shall entitle each of the holders thereof to receive an amount equal to the Series H subscription price per Series H Preferred Share, as defined in the agreement, to be paid before any amount is paid or any assets of the Company are distributed to the holders of its common shares.
In November 2022, the Company entered into the Modified Hertford Agreement. Pursuant to the Modified Hertford Agreement, commencing January 1, 2023 and terminating on December 31, 2023, holders of Series H Preferred Shares were permitted to (a) convert Series H Preferred Shares in an aggregate amount up to or equal to 3.0% of the aggregate number of Series H Preferred Shares outstanding on the first day of each such month and (b) sell the resulting number (and no greater number) of such converted common shares within such month. Commencing January 1, 2024 and terminating on December 31, 2024, holders of Series H Preferred Shares were permitted to (a) convert Series H Preferred Shares in an aggregate amount up to or equal to 10.0% of the aggregate number of Series H Preferred Shares outstanding on the first day of each such month and (b) sell the resulting number (and no greater number) of such converted common shares within such month.
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
In accordance with the authoritative guidance for distinguishing liabilities from equity, the Company has determined that its Series H preferred shares carry certain redemption features beyond the control of the Company. Accordingly, the Series H Preferred Shares are presented as temporary equity. For the years ended December 31, 2024 and 2023, the Company issued 6,193,416 and 4,714,560 common shares, respectively, for the conversion of 43,354 and 33,002 Series H Preferred Shares, respectively. At December 31, 2024, there are no Series H Preferred Shares outstanding under the Modified Hertford Agreement or the Hertford Amendment.
12.Share Capital
Registered Direct Offering and Concurrent Private Placement
On November 19, 2024, Company entered into a Securities Purchase Agreement (the “2024 Purchase Agreement”) with a single institutional investor (the “Purchaser”) pursuant to which the Company issued and sold (i) 2,350,000 common shares of the Company (the “Shares”), and (ii) pre-funded warrants (the “Pre-Funded Warrants”) to purchase up to 1,875,353 of the Company's common shares (such offering, the “Registered Offering”). The Shares had a purchase price of $1.42 per share; and the Pre-Funded Warrants had a purchase price of $1.4199 per share, have an exercise price of $0.0001 per share, are exercisable immediately, subject to the beneficial ownership limitations, and will expire when exercised in full. The Pre-Funded Warrants may also be exercised, in whole or in part, by means of cashless exercise pursuant to the terms in the warrant agreement. A holder will not have the right to exercise any portion of the Pre-Funded Warrants if the holder (together with its affiliates) would beneficially own in excess of 4.99% of the number of the Company's common shares outstanding immediately after giving effect to the exercise, as such percentage ownership is determined in accordance with the terms of the Pre-Funded Warrants. However, upon notice from the holder to the Company as described in the 2024 Purchase Agreement, the holder may increase the beneficial ownership limitation, which may not exceed 9.99% of the number of the Company's common shares outstanding immediately after giving effect to the exercise of Pre-Funded Warrants.

In a concurrent private placement (the “Private Placement” and together with the Registered Offering, the “Offerings”), the Company also agreed to issue to the same Purchaser warrants to purchase up to 4,225,353 of its common shares (the “Common Warrants”). The Common Warrants have an exercise price of $1.50 per share, will be exercisable commencing six months from the date of issuance, and will expire on May 21, 2030. The Common Warrants may also be exercised, in whole or in part, by means of cashless exercise pursuant to the terms in the warrant agreement. The Common Warrants contain standard anti-dilution adjustments to the exercise price including for share splits, share dividends, rights offerings and pro rata distributions. Similar to the Pre-Funded Warrants, a holder will not have the right to exercise any portion of the Common Warrants if the holder (together with its affiliates) would beneficially own in excess of 4.99% of the number of the Company's common shares outstanding immediately after giving effect to the exercise, as such percentage ownership is determined in accordance with the terms of the Common Warrants. However, upon notice from the holder to the Company as described in the 2024 Purchase Agreement, the holder may increase the beneficial ownership limitation, which may not exceed 9.99% of the number of the Company's common shares outstanding immediately after giving effect to the exercise of Common Warrants.
The Registered Offering gross proceeds was $6.0 million, and net proceeds after deducting the placement agent's fees and other offering expenses paid by the Company, was approximately $5.4 million. A.G.P./Alliance Global Partners (“Placement Agent”) acted as the sole placement agent in connection with the Offerings pursuant to a Placement Agent Agreement, dated as of November 19, 2024, between the Company and the Placement Agent (the “Placement Agent Agreement”). Pursuant to the Placement Agent Agreement, the Placement Agent was paid a 7.0% commission and reimbursement of certain Placement Agent expenses for an aggregate amount of approximately $0.5 million. The Company paid an additional $0.1 million of costs related to the Offerings. The Company expects to use the net proceeds from the Offerings to accelerate efficiency and for the purchase or upgrade of the Company's Bitcoin mining fleet, vertical integration of infrastructure, as well as general corporate purposes.
In connection with the Offerings, the Company amended existing warrants to purchase up to 142,857 common shares of the Company, with an exercise price of $66.50 per share, that were previously issued to the Purchaser participating in the Offerings. Effective at the closing date of the Offerings, such existing warrants were amended to reduce the exercise price to $1.50 per share, change the initial exercise date to May 21, 2025, and change the expiration date to May 21, 2030. All the other terms of the prior warrants will remain unchanged. The Company accounted for the reduced exercise price and amended expiration date of the existing warrants as a modification. As the nature of the modification was to induce exercise and raise additional capital, the modification was accounted for as an equity issuance cost on the date the offer was accepted by the Purchaser, equal to the excess fair value of the modified warrants post modification of $0.2 million. The existing warrants after the modification continue to remain classified within equity in accordance with authoritative guidance after the amendment.
The Company assessed the terms of the Pre-Funded Warrants and Common Warrants (together the “Offering Warrants”) issued in connection with the Registered Offering and determined that these should be classified as equity instruments. Furthermore, the exercise and settlement provisions of the Offering Warrants do not preclude equity classification. Accordingly, the Offering Warrants were determined to be equity classified. The proceeds from the Registered Offering were allocated to each of the equity instruments issued based on their relative fair values and recorded in common shares on the consolidated balance sheets.
The fair value of the Common Warrants was calculated using a Black-Scholes model. The relative fair value assigned to the Common Warrants was approximately $2.6 million.
For the year ended December 31, 2024, the Pre-Funded Warrants to purchase 281,353 common shares were exercised.
On June 28, 2023, the Company filed an Articles of Amendment to effect a share consolidation (also known as a reverse stock split) of its issued and outstanding common shares on a one-for-seven basis. The share consolidation was effective on June 28, 2023.

Unlimited authorized shares of common shares at no par value are available to the Company. At December 31, 2024, the Company had the following outstanding warrants to purchase common shares:

Date issued	Contractual life (years)	Exercise price	Number outstanding	Expiration
September 2021	5.0	$66.50	1,471,441	September 8, 2026
February 2022	5.0	$28.00	14,286	February 7, 2027
February 2022	5.0	$35.00	14,286	February 7, 2027
February 2022	5.0	$42.00	14,286	February 7, 2027
April 2023	3.0	$1.342	73,556	April 17, 2026
August 2023	3.0	$2.75	800,000	August 11, 2026
August 2023	3.0	$2.75	2,162,922	August 23, 2026
November 2024	5.5	$1.50	142,858	May 21, 2030
November 2024	5.5	$1.50	4,225,353	May 21, 2030
November 2024	—	$0.0001	1,594,000	(1)
			10,512,988
_______________
(1) These Pre-Funded Warrants have no contractual life and expire when exercised in full.
13.Equity Incentive Plan
As of December 31, 2024, a total of 1,204,004 common shares are authorized for issuance with respect to awards granted under the 2015 Plan. In addition, the share limit will automatically increase on the first trading day in January of each calendar year during the term of the 2015 Plan by an amount equal to the lesser of (i) 10% of the total number of common shares issued and outstanding on December 31 of the immediately preceding calendar year, or (ii) such number of common shares as may be established by the Board. The 2015 Plan authorizes the board of directors to grant stock and options awards to directors, employees and consultants. As of December 31, 2024, the Company had approximately 399,000 share-based awards available for future grant.
The Company’s Employee Stock Purchase Plan (“ESPP”) authorizes the purchase of up to 5,357 common shares by employees under the plan. As of December 31, 2024 and 2023, there were no offering periods available to employees.
Stock Options
The following table summarizes option activity during the year ended December 31, 2024:

	Shares Subject to Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Outstanding — January 1, 2024	395,241	$6.34
Granted	371,465	$2.16
Exercised	—	$—
Forfeited	(323,536)	$3.21
Outstanding — December 31, 2024	443,170	$5.11	4.3	$—
Vested and expected to vest — December 31, 2024	443,170	$5.11	4.3	$—
Exercisable — December 31, 2024	283,035	$6.16	3.9	$—
The weighted average grant date fair values of options granted during the years ended December 31, 2024 and 2023 were $1.67 per share and $0.58 per share, respectively. For the year ended December 31, 2023, the intrinsic value for stock options exercised was $0.1 million. Cash received from stock option exercises for the year ended December 31, 2023 was approximately $0.6 million.

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

	Year Ended December 31,
	2024	2023
Expected volatility	124.3-126.1%	81.8-84.0%
Expected term (in years)	3.5	0.5
Risk-free interest rate	4.1-4.6%	5.3-5.5%
Dividend yield	—	—
Restricted Stock Units
The following table summarizes RSU activity during the year ended December 31, 2024:

	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding — January 1, 2024	58,929	$9.51
Granted	1,757,250	$1.72
Vested and released	(1,055,345)	$1.97
Forfeited	—	$—
Outstanding — December 31, 2024	760,834	$1.98
Vested and unreleased — December 31, 2024	105,469	$1.87
The estimated fair value of RSUs was based on the closing market value of the Company’s common shares on the date of grant. RSUs typically vest over a period of one year to three years from the original date of grant. The total grant date fair value of RSUs vested during the years ended December 31, 2024 and 2023 was approximately $2.3 million and $1.7 million, respectively. The fair value of RSUs vested during the years ended December 31, 2024 and 2023 was approximately $1.6 million and $0.7 million, respectively.
Restricted Stock Awards
The Company granted restricted stock awards (“RSA”) to certain employees and consultants in lieu of cash payment for services performed. The estimated fair value of the RSAs was based on the market value of the Company’s common shares on the date of grant. The RSAs were fully vested on the date of grant. The fair value of the RSAs vested during the years ended December 31, 2024 and 2023 was approximately $0.3 million and $0.2 million, respectively.
The following table summarizes RSA activity during the year ended December 31, 2024:

	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding — January 1, 2024	—	$—
Granted	199,597	$1.28
Vested	(199,597)	$1.28
Outstanding — December 31, 2024	—	$—

Share-Based Compensation Expense
The Company recorded the following compensation expense related to its share-based compensation awards (in thousands):

	Year Ended December 31,
	2024	2023
Sales and marketing	$—	$103
General and administrative	2,838	2,327
Total share-based compensation expense	$2,838	$2,430
Total unrecognized estimated compensation cost by type of award and the weighted-average remaining requisite service period over which such expense is expected to be recognized (in thousands, unless otherwise noted):

	December 31, 2024
	Unrecognized Expense	Remaining Weighted-Average Recognition Period (years)
RSUs	$985	0.9
Stock options	$75	0.3
14.Net Loss per Share
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
The Company included the outstanding 1,594,000 Pre-Funded Warrants issued in November 2024 in the computation of basic and diluted shares outstanding as the stated exercise price is not substantive.
Anti-dilutive common share equivalents excluded from the computation of diluted net loss per share were as follows:

	December 31,
	2024	2023
Common share purchase warrants	8,918,988	5,842,354
Options and RSUs outstanding	1,204,004	454,170
Preferred shares	23,000	6,216,422
15.Income Taxes
The Company is subject to taxation in Canada and in the United States (“U.S.”). Sphere 3D Corp. is a Canadian entity that files tax returns in Canada and the U.S. as it carries on a trade or business in various states in the United States. The Company's tax returns for calendar year 2017 and forward are subject to examination by the Canadian tax authorities. The Company's tax returns for fiscal year 2022 and forward are subject to examination by the U.S. federal and state tax authorities.
The Company recognizes the impact of an uncertain income tax position on its income tax return at the largest amount that is “more likely than not” to be sustained upon audit by the relevant taxing authority. An uncertain tax position will not be recognized if it has less than a 50% likelihood of being sustained.

At December 31, 2024, there were no unrecognized tax benefits. The Company believes it is reasonably possible that, within the next 12 months, the amount of unrecognized tax benefits may remain unchanged. The Company recognizes interest and penalties related to unrecognized tax benefits in its provision for income taxes. The Company had no material accrual for interest and penalties on its consolidated balance sheets at December 31, 2024 and 2023, and recognized no interest and/or penalties in the consolidated statements of operations for the years ended December 31, 2024 and 2023.
The components of loss before income taxes were as follows (in thousands):

	Year Ended December 31,
	2024	2023
Domestic	$(9,320)	$(22,962)
Foreign	—	(355)
Total	$(9,320)	$(23,317)
A reconciliation of income taxes computed by applying the federal statutory income tax rate of 26.5% to loss before income taxes to the total income tax provision (benefit) reported in the accompanying consolidated statements of operations is as follows (in thousands):

	Year Ended December 31,
	2024	2023
Income tax at statutory rate	$(2,470)	$(6,179)
State income taxes, net of federal benefit	82	—
Foreign rate differential	(1,801)	(78)
Change in valuation allowance	48,752	12,150
Tax impact of U.S. permanent establishment	(44,819)	—
Share-based compensation expense	651	1,938
Change to provision and other true-ups	(446)	(4,250)
Tax impact of divestiture	—	(246)
Tax impact of deconsolidation of SPAC	—	(1,627)
Impairment of investment	—	(1,639)
Other differences	201	(56)
Provision for income taxes	$150	$13
Deferred income taxes reflect the net effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities are shown below. A valuation allowance has been recorded, as realization of such assets is uncertain.

Deferred income taxes are comprised as follows (in thousands):

	December 31,
	2024	2023
Deferred tax assets:
Net operating loss and capital loss carryforwards	$109,300	$62,575
Intangible assets	25,912	16,118
Provision for losses on deposits due to vendor bankruptcy filings	332	6,513
Share-based compensation	511	83
Provision for losses on notes receivable	2,096	1,017
Impairment of investments	6,976	3,850
Other	1,014	2,491
Deferred tax assets, gross	146,141	92,647
Valuation allowance for deferred tax assets	(137,208)	(88,456)
Deferred tax assets, net of valuation allowance	8,933	4,191
Deferred tax liabilities:
Property and equipment	(7,630)	(4,191)
Investment in equity securities	(1,303)	—
Deferred tax liabilities	(8,933)	(4,191)
Net deferred tax assets (liabilities)	$—	$—
Net deferred tax liabilities is included in other non-current liabilities. At December 31, 2024, the Company had U.S. net operating loss carryforwards of $168.8 million, which do not expire and will be carried forward indefinitely until utilized. At December 31, 2024, the Company had Canadian net operating loss carryforwards of $260.9 million. These carryforwards will begin expiring December 31, 2031, unless previously utilized. The Company also has net capital loss carryforwards in Canada of $33.7 million, which are available indefinitely to offset taxable capital gains.
16.Commitments and Contingencies
Hosting Agreements
On April 19, 2024, the Company entered into a Master Hosting Agreement with Simple Mining LLC (“Simple Mining”) for rack space, network services, electrical connections, routine facility maintenance, and technical support of certain of the Company’s mining equipment. On September 25, 2024, the Company entered into Amendment No. 2 to the Master Hosting Agreement (“Simple Mining Hosting”) for certain of the Company’s mining machines to be hosted at Simple Mining’s facility in Iowa. The Simple Mining Hosting agreement has a term of two years and can be terminated by the Company with 30 days advance notice. On September 25, 2024, the Company entered into Amendment No. 3 to the Master Hosting Agreement (“Simple Mining XP Hosting”) for certain of the Company’s mining machines to be racked at Simple Mining’s facility in Iowa until the new facility Simple Mining and the Company are partnering on is completed, see Note 8 Construction in Progress section for additional details. The Simple Mining XP Hosting agreement can be terminated by the Company with 30 days advance notice. The Company paid Simple Mining a deposit of $0.1 million in 2024 and an additional deposit of $0.5 million in 2025, collectively representing 30 days of estimated service fees. During the years ended December 31, 2024 and 2023, the Company incurred aggregate costs under the Simple Mining Hosting and Simple Mining XP Hosting agreements of 1.7 million and nil, respectively.

On October 18, 2023, the Company entered into a Hosting Agreement with Joshi Petroleum, LLC (the “Joshi Hosting Agreement”) for rack space, network services, electrical connections, routine facility maintenance, and technical support of certain of the Company’s mining equipment. The Joshi Hosting Agreement has an initial term of three years with subsequent one year renewal periods until either party provides written notice to the other party of its desire to avoid and given renewal term at least 30 days in advance of the conclusion of the prior initial term or renewal period. As required by the Joshi Hosting Agreement, the Company paid a deposit of $0.3 million representing the last two months of estimated service fees. During the years ended December 31, 2024 and 2023, the Company incurred costs under the Joshi Hosting Agreement of $1.6 million and $0.1 million, respectively.
On April 4, 2023, the Company entered into a Master Hosting Services Agreement with Rebel Mining Company, LLC (the “Rebel Hosting Agreement”) for rack space, network services, electrical connections, routine facility maintenance, and technical support of certain of the Company’s mining equipment. The Rebel Hosting Agreement has a term of three years with subsequent one year renewal periods. As required by the Rebel Hosting Agreement, the Company paid a deposit of $2.6 million representing the last two months of estimated service fees. During the years ended December 31, 2024 and 2023, the Company incurred costs under the Rebel Hosting Agreement of $3.7 million and $5.3 million, respectively. During the year ended December 31, 2023, costs incurred under the Rebel Hosting Agreement of $3.0 million were paid through the Gryphon MSA and are included in the Gryphon MSA costs below. On October 6, 2023, the Company terminated the Gryphon MSA, and the Company paid costs under the Rebel Hosting Agreement directly. During the year ended December 31, 2024, the Company recorded a $0.9 million impairment to prepaid service fees held by Rebel Mining Company and is included in impairment of other assets on the consolidated statement of operations. On January 16, 2025, the Company terminated the Rebel Hosting Agreement and agreed to a settlement amount of $2.4 million, which is included in other current assets, payable to the Company in satisfaction of all obligations of the Rebel Hosting Agreement and it constitutes a final settlement of all amounts owed by either party of the Rebel Hosting Agreement.
On February 8, 2023, the Company entered into a Hosting Agreement with Lancium FS 25, LLC (the “Lancium Hosting Agreement”) for rack space, network services, electrical connections, routine facility maintenance, and technical support of certain of the Company’s mining equipment. The Lancium Hosting Agreement had a term of two years with subsequent one year renewal periods. As required by the Lancium Hosting Agreement, the Company paid a deposit of $0.2 million representing a partial payment towards the last two months of estimated service fees. During the years ended December 31, 2024 and 2023, the Company incurred costs under the Lancium Hosting Agreement of $3.0 million and $1.9 million, respectively. During the year ended December 31, 2023, costs incurred under the Lancium Hosting Agreement of $1.2 million were paid through the Gryphon MSA and are included in the Gryphon MSA costs below. On October 6, 2023, the Company terminated the Gryphon MSA, and the Company paid costs under the Lancium Hosting Agreement directly. On November 15, 2024, both parties terminated the Lancium Hosting Agreement, which resulted in the return of the deposit, and waiving of outstanding service fees in exchange for the mining equipment in immersion. The Company recorded a $2.3 million loss on equipment retained by Lancium, as agreed upon in the Termination Agreement, which is included in loss on disposal of property and equipment on the consolidated statement of operations.
On June 3, 2022, the Company entered into a Master Agreement with Compute North LLC (the “Compute North MA”) for, the colocation, management, and other services of certain of the Company’s mining equipment. In December 2022, the Compute North MA was assigned to GC Data Center Granbury, LLC (the “GC Data Center MA”). In the first quarter of 2024, Marathon Digital Holdings acquired GC Data Center Granbury Equity Holdings, LLC and assumed the GC Data Center MA. The GC Data Center MA had a term of five years beginning December 2022. The monthly service fee was payable based on the actual hashrate performance of the equipment per miner type per location as a percentage of the anticipated monthly hashrate per miner type. As required by the service agreement, the Company paid a deposit of $0.5 million representing the last two months of monthly service fees. The Company incurred costs under the GC Data Center MA of $2.7 million and $5.1 million during the years ended December 31, 2024 and 2023, respectively. During the year ended December 31, 2023, costs incurred under the GC Data Center MA of $2.2 million were paid through the Gryphon MSA and are included in the Gryphon MSA costs below. On October 6, 2023, the Company terminated the Gryphon MSA, and the Company paid costs under the GC Data Center MA directly. On August 28, 2024, the Company and GC Data Center Granbury, LLC (the “Host”) mutually entered into a termination agreement effective August 31, 2024, and the Host paid a termination fee to the Company of $3.0 million to settle all matters pertaining to the GC Data Center MA including all services and deposit prepayment for estimated services fees, which is included within other income (expense) in its consolidated statements of operations.

On August 19, 2021, the Company entered into a Master Services Agreement (the “Gryphon MSA”) with Gryphon Digital Mining, Inc. (“Gryphon”), under which Gryphon agreed to be the exclusive provider of any and all management services for all of the Company’s blockchain and cryptocurrency-related operations including but not limited to services relating to all mining equipment owned, purchased, leased, operated, or otherwise controlled by the Company at any location (collectively, the “Services”) unless the Gryphon MSA is terminated by the Company. As consideration for the Gryphon MSA, Gryphon received the equivalent of 22.5% of the net operating profit, as defined in the Gryphon MSA, of all of the Company’s blockchain and cryptocurrency related operations as a management fee. In addition, any costs Gryphon incurred on the Company's behalf were reimbursed to Gryphon as defined in the Gryphon MSA. On October 6, 2023, in accordance with the cure period, the Company terminated the Gryphon MSA. During the year ended December 31, 2023, the Company paid costs under the Gryphon MSA of $8.4 million.
Hosting Sub-License
On October 5, 2021, the Company entered into a Sub-License and Delegation Agreement (“Hosting Sub-Lease”) by and between Gryphon and the Company, which assigned to the Company certain Master Services Agreement, dated as of September 12, 2021 (the “Core Scientific MSA”), by and between Core Scientific, Inc. (“Core Scientific”), and Gryphon and Master Services Agreement Order #2 (“Order 2”). On December 29, 2021, the Company and Gryphon entered into Amendment No. 1 to the Sub-Lease Agreement (the “Sub-Lease Amendment”) to provide Gryphon the right to recapture the usage of up to 50% of the hosting capacity to be managed by Core Scientific. The agreement allowed for approximately 230 MW of carbon neutral Bitcoin mining hosting capacity to be managed by Core Scientific as hosting partner. On October 31, 2022, the Company filed an arbitration request against Core Scientific regarding the Hosting Sub-Lease. The Company requested that certain advanced deposits paid be refunded back to it as a result of the modification to the Company’s machine purchase agreement with FuFu Technology Limited (now Ethereal Tech Pte. Ltd.). In December 2022, Core Scientific filed Chapter 11 bankruptcy.
During the year ended December 31, 2023, the Company incurred costs under the Sub-Lease Amendment of $0.6 million. The costs incurred under the Sub-Lease Amendment were paid through the Gryphon MSA and included in the Gryphon MSA costs above. During the year ended December 31, 2023, the Company had $8.2 million of expense included in provision for losses on deposits due to vendor bankruptcy filings on the consolidated statements of operations.
On January 16, 2024, the Company reached a settlement agreement (the “Settlement Agreement”) with Core Scientific for $10.0 million of Core Scientific’s equity, which was approved by a United States Bankruptcy Judge as part of Core Scientific’s emergence from bankruptcy. The Settlement Agreement includes access to potential additional funds for interest as well as an additional equity pool if the value of Core Scientific’s equity decreases below plan value in the 18 months after the date of the Settlement Agreement commensurate with the other unsecured creditors. On January 23, 2024, the Company received 2,050,982 shares of Core Scientific Inc. common stock trading under the Nasdaq symbol CORZ, which was included in investment in equity securities.
Letters of credit
During the ordinary course of business, the Company provides standby letters of credit to third parties as required for certain transactions initiated by the Company. As of December 31, 2024, the Company had no outstanding standby letters of credit.
Waxahachie Lease
In January 2022, the Company entered into a lease agreement for administrative offices and research facilities located in Waxahachie, Texas (the “Waxahachie Lease”) for approximately 3,600 square feet and has a term of five years. Occupancy was established in November 2022. The Company also paid a pro rata share of operating costs, insurance costs, utilities and real property taxes. On December 28, 2023, the Company sold its Service and Product segment and the Company is no longer subject to the Waxahachie Lease. Rent expense (cash paid) for the operating lease was $86,000 for the year ended December 31, 2023.

Greenwich Lease
On July 11, 2022, the Company entered into a lease agreement for administrative offices located in Greenwich, Connecticut (the “Greenwich Lease”) for approximately 4,200 square feet. The Greenwich Lease began July 11, 2022 and expired on July 31, 2023. The Company elected the short-term lease exception for the accounting of this lease. Rent expense was approximately $0.1 million for the year ended December 31, 2023.
Extended Warranty
Changes in the liability for deferred revenue associated with extended warranties and service contracts were as follows (in thousands):

Deferred Revenue
Liability at January 1, 2023	139
Revenue recognized during the period	(121)
Change in liability for warranties issued during the period	163
Liabilities sold	(181)
Liability at December 31, 2023	$—
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
On April 7, 2023, the Company filed a suit against Gryphon in the U.S. District Court for the Southern District of New York. The Company alleges, among other things, that Gryphon materially breached its obligations to the Company, both its contractual duties under the Gryphon Master Services Agreement (the “Gryphon MSA”) dated August 19, 2021, and its fiduciary duties, including as a custodian of the Company’s assets. On August 22, 2023, Gryphon asserted counterclaims alleging breach of contract, breach of the implied covenant of good faith and fair dealing, negligence in managing its computer systems, and defamation. On November 7, 2023, Gryphon voluntarily dismissed its defamation claim. Gryphon has amended its complaint several times, and on December 14, 2023, added a second breach of contract claim predicated on another alleged breach of the Gryphon MSA. On February 2, 2024, the Company filed a partial motion to dismiss the second breach of contract claim, the negligence claim, and the breach of the implied covenant claim for failure to state a claim. On February 16, 2024, the court so-ordered a stipulation agreed to by the parties dismissing the second breach of contract claim, the negligence claim, and the breach of the implied covenant claim with prejudice. The so-ordered stipulation expressly preserved the Company’s ability to seek the recovery of its costs and attorney’s fees incurred in connection with the dismissed claims. The Company disputes the allegations against it.
On March 7, 2025, the Company entered into a settlement agreement with Gryphon pursuant to which all claims were resolved on mutually acceptable terms. The Company was required to make no payments under the settlement agreement. The parties filed a stipulation of dismissal with prejudice, resulting in the dismissal of the case.
17.Segment Information
The Company’s CODM is the Chief Executive Officer. The Company operates as one operating segment and uses net income as measures of profit or loss on a consolidated basis in making decisions regarding resource allocation and performance assessment. Additionally, the Company’s CODM regularly reviews the Company’s expenses on a consolidated basis. The financial metrics used by the CODM help make key operating decisions, such as determination of capital expenditure purchases and significant acquisitions and allocation of budget between cost of revenues and general and administrative expenses. The measure of segment assets is reported on the consolidated balance sheet as total consolidated assets. The significant expense categories regularly provided to the CODM include cost of revenue, general and administrative expenses, depreciation and amortization, impairment of property and equipment, and change in fair value of Bitcoin. These expense categories are reported as separate line items in the consolidated statements of operations.
The Bitcoin Mining segment generates revenue through its Bitcoin mining activities. The Company generates its Bitcoin mining revenue from two mining pool operators. The Company’s revenue from Bitcoin mining is generated in the United States.
Previously, the Company operated in two reportable business segments: Bitcoin Mining and Service and Product. On December 28, 2023, the Company sold its Service and Product segment. Commencing with the three months ended March 31, 2024, Service and Product no longer met the quantitative requirements for a reportable segment, and the CODM ceased analyzing the performance of the Company’s legacy service and product operations. As such, the Service and Product Segment has been eliminated as a separate reportable segment.
18.Subsequent Events
Iowa Mining Site
Subsequent to December 31, 2024, the Company incurred additional costs of $1.4 million towards the infrastructure of the new 8 MW mining site in Iowa. The cost of infrastructure to the Company for the Iowa mining site was $2.8 million. In March 2025, the Company entered into a Managed Services Agreement with Simple Mining to operate the site on its behalf.
At-the-Market Offering Program
On January 3, 2025, the Company entered into a sales agreement (the “AGP Agreement”) with A.G.P./Alliance Global Partners (the “Sales Agent”). In accordance with the terms of the AGP Agreement, the Company may offer and sell from time to time through or to the Sales Agent, as agent or principal, the Company's common shares having an aggregate offering price of up to $8.0 million (the “Placement Shares”). The AGP Agreement can be terminated by either party by giving two days written notice.
Neither the Company nor the Sales Agent are obligated to sell any Placement Shares pursuant to the AGP Agreement. Subject to the terms and conditions of the AGP Agreement, the Sales Agent will use commercially reasonable efforts, consistent with its normal trading and sales practices and applicable state and federal law, rules and regulations and the rules of Nasdaq, to sell the Placement Shares from time to time based upon the Company’s instructions, including any price, time or size limits or other customary parameters or conditions the Company may impose. Sales of the Placement Shares, if any, will be made on Nasdaq at market prices by any method permitted by law deemed to be an “at the market offering” as defined in Rule 415 of the Securities Act of 1933, as amended. Subsequent to December 31, 2024, the Company has sold 210,448 common shares for approximately $0.1 million of net proceeds under the AGP Agreement.
Issuance of Common Shares
On January 21, 2025, the Company issued 507,000 common shares for the exercise of Pre-Funded Warrants.
Equity Incentive Plan Grants
On January 29, 2025, the Company granted 1,684,783 RSUs with a fair value of $1.5 million and vesting periods of two years. On March 4, 2025, the Company canceled 927,310 RSUs that were granted on January 29, 2025.
Sale of Property and Equipment
On January 31, 2025, the Company sold 950 miners included in property and equipment for proceeds of $0.3 million. The Company had a loss on the sale of miners of $0.8 million.