Form 10-Q
period 2025-03-31
Sphere 3D Corp.
filed 2025-05-14
CIK 1591956

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025
or
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of May 5, 2025, there were 26,457,905 shares of the registrant’s common shares outstanding.

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements.
Sphere 3D Corp.
Condensed Consolidated Balance Sheets
(in thousands of U.S. dollars, except shares)
(unaudited)

	March 31, 2025	December 31, 2024
Assets
Current assets:
Cash and cash equivalents	$2,787	$5,425
Bitcoin	1,873	1,394
Investment in equity securities	3,880	7,530
Other current assets	1,177	3,438
Total current assets	9,717	17,787
Property and equipment, net	20,990	21,967
Intangible assets, net	2,724	3,095
Other non-current assets	844	379
Total assets	$34,275	$43,228
Liabilities, Temporary Equity and Shareholders’ Equity
Current liabilities:
Accounts payable	$1,709	$1,167
Accrued liabilities	1,541	1,299
Accrued payroll and employee compensation	298	1,398
Other current liabilities	3	31
Total current liabilities	3,551	3,895
Commitments and contingencies (Note 12)
Temporary equity:
Series H preferred shares, no par value, unlimited shares authorized, 161 shares issued and outstanding as of March 31, 2025 and December 31, 2024	18	18

Shareholders’ equity:
Common shares, no par value; unlimited shares authorized, 26,178,282 and 25,453,327 shares issued and outstanding as of March 31, 2025 and December 31, 2024, respectively	498,136	497,957
Accumulated other comprehensive loss	(1,824)	(1,821)
Accumulated deficit	(465,606)	(456,821)
Total shareholders’ equity	30,706	39,315
Total liabilities, temporary equity, and shareholders’ equity	$34,275	$43,228
See accompanying notes to condensed consolidated financial statements.

Sphere 3D Corp.
Condensed Consolidated Statements of Operations
(in thousands of U.S. dollars, except share and per share amounts)
(unaudited)

	Three Months Ended March 31,
	2025	2024
Revenues:
Bitcoin mining revenue	$2,817	$6,946

Operating costs and expenses:
Cost of revenue (exclusive of depreciation and amortization shown below)	2,194	4,307
General and administrative	3,169	3,452
Depreciation and amortization	1,606	1,821
Loss on disposal of property and equipment	808	—
Change in fair value of Bitcoin	228	(768)
Total operating costs and expenses	8,005	8,812
Loss from operations	(5,188)	(1,866)
Other income (expense):
Investment loss	(3,650)	(2,740)
Other income, net	53	129
Net loss	$(8,785)	$(4,477)

Net loss per share:
Basic	$(0.32)	$(0.27)
Diluted	$(0.32)	$(0.27)
Shares used in computing net loss per share:
Basic	27,204,351	16,576,914
Diluted	27,204,351	16,576,914
See accompanying notes to condensed consolidated financial statements.

Sphere 3D Corp.
Condensed Consolidated Statements of Comprehensive Loss
(in thousands of U.S. dollars)
(unaudited)

	Three Months Ended March 31,
	2025	2024

Net loss	$(8,785)	$(4,477)
Other comprehensive loss:
Foreign currency translation adjustment	(3)	(3)
Total other comprehensive loss	(3)	(3)
Comprehensive loss	$(8,788)	$(4,480)
See accompanying notes to condensed consolidated financial statements.

Sphere 3D Corp.
Condensed Consolidated Statements of Shareholders’ Equity
(in thousands of U.S. dollars, except shares)
(unaudited)

	Common Shares		Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Shareholders' Equity
	Shares	Amount
Balance at January 1, 2025	25,453,327	$497,957	$(1,821)	$(456,821)	$39,315
Issuance of common shares	210,448	108	—	—	108
Issuance of common shares pursuant to vesting of restricted stock units, net of shares withheld for income taxes	7,507	—	—	—	—
Exercise of warrants	507,000	—	—	—	—
Share-based compensation	—	71	—	—	71
Other comprehensive loss	—	—	(3)	—	(3)
Net loss	—	—	—	(8,785)	(8,785)
Balance at March 31, 2025	26,178,282	$498,136	$(1,824)	$(465,606)	$30,706

	Common Shares		Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Shareholders' Equity
	Shares	Amount
Balance at January 1, 2024	15,373,616	$475,702	$(1,808)	$(447,371)	$26,523
Cumulative adjustment from adoption of ASU 2023-08	—	—	—	20	20
Issuance of common shares for conversion of preferred shares	2,422,710	4,327	—	—	4,327
Share-based compensation	—	1,086	—	—	1,086
Other comprehensive loss	—	—	(3)	—	(3)
Net loss	—	—	—	(4,477)	(4,477)
Balance at March 31, 2024	17,796,326	$481,115	$(1,811)	$(451,828)	$27,476

See accompanying notes to condensed consolidated financial statements.

Sphere 3D Corp.
Condensed Consolidated Statements of Cash Flows
(in thousands of U.S. dollars)
(unaudited)

	Three Months Ended March 31,
	2025	2024
Operating activities:
Net loss	$(8,785)	$(4,477)
Adjustments to reconcile net loss to net cash used in operating activities:
Unrealized loss on investment in equity securities	3,650	2,740
Depreciation and amortization	1,606	1,821
Share-based compensation	71	1,086
Change in fair value of Bitcoin	228	(768)
Loss on disposal of property and equipment	808	—
Change in fair value of warrant liabilities	(28)	(129)
Bitcoin issued for services	—	538
Changes in operating assets and liabilities:
Proceeds from sale of Bitcoin	—	6,533
Mining of Bitcoin	(2,817)	(6,946)
Accounts payable and accrued liabilities	496	(413)
Accrued payroll and employee compensation	(1,100)	203
Other assets and liabilities, net	1,793	(246)
Net cash used in operating activities	(4,078)	(58)
Investing activities:
Proceeds from sale of Bitcoin	2,110	1,522
Payments for purchase of property and equipment	(1,025)	—
Proceeds from sale of property and equipment	247	—
Net cash provided by investing activities	1,332	1,522
Financing activities:
Proceeds from issuance of common shares, net	108	—
Net cash provided by financing activities	108	—
Net (decrease) increase in cash and cash equivalents	(2,638)	1,464
Cash and cash equivalents, beginning of period	5,425	586
Cash and cash equivalents, end of period	$2,787	$2,050

Supplemental disclosures of non-cash investing and financing activities:
Amounts accrued for purchases of property and equipment	$357	$—
Property and equipment exchanged for settlement of liabilities	$69	$—
Settlement of prepaid hosting services deposit with equity securities	$—	$10,000
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
Going Concern
Management has projected that based on our recurring losses, negative cash flows from operating activities, and our hashing rate at March 31, 2025, cash on hand may not be sufficient to allow the Company to continue operations and there is substantial doubt about the Company’s ability to continue as a going concern within 12 months from the date of issuance of our financial statements if we are unable to raise additional funding for operations. We expect our working capital needs to increase in the future as we continue to expand and enhance our operations. Included in our working capital is an investment in equity securities that we can liquidate as needed to assist in funding our operations. Our ability to raise additional funds for working capital through equity or debt financings or other sources may depend on the financial success of our business and successful implementation of our key strategic initiatives, financial, economic and market conditions and other factors, some of which are beyond our control. We require additional capital and if we are unsuccessful in raising that capital at a reasonable cost and at the required times, or at all, we may not be able to continue our business operations in the cryptocurrency mining industry or we may be unable to advance our growth initiatives, either of which could adversely impact our business, financial condition and results of operations. In an effort to mitigate these risks we expect to take steps to lower our cost of mining and also refresh our mining fleet to increase our mining efficiency.
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

2.Summary of Significant Accounting Policies
Principles of Consolidation
The condensed consolidated financial statements of the Company have been prepared by management in accordance with accounting principles generally accepted in the United States of America (“GAAP”), applied on a basis consistent for all periods. Accordingly, they do not include all of the information and disclosures required by U.S. GAAP for a complete set of financial statements. These condensed consolidated financial statements and notes thereto should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, filed with the Securities and Exchange Commission on March 28, 2025. In the opinion of management, all adjustments of a normal recurring nature considered necessary for a fair presentation have been included. The results of operations of any interim period are not necessarily indicative of the results of operations to be expected for the full fiscal year. These condensed consolidated financial statements include the accounts of the Company and its subsidiaries. All intercompany balances and transactions have been appropriately eliminated in consolidation.
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
Foreign Currency Translation
The financial statements of the Company’s foreign subsidiary, for which the functional currency is the local currency, is translated into U.S. dollars using the exchange rate at the consolidated balance sheet date for assets and liabilities and a weighted-average exchange rate during the year for revenue, expenses, gains and losses. Translation adjustments are recorded as accumulated other comprehensive income (loss) within shareholders’ equity. Gains or losses from foreign currency transactions are recognized in the condensed consolidated statements of operations. Such transactions resulted in minimal losses for the three months ended March 31, 2025 and 2024.
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
Investment in Equity Securities
The Company’s investments are in publicly held equity securities which have readily determinable fair values. These equity investments are recorded at fair value with unrealized holding gains and losses recorded in other income or expense in the consolidated statements of operations.

Bitcoin
Bitcoin is included in current assets in the consolidated balance sheets as the Company has the ability to sell it in a highly liquid marketplace, and the sale of Bitcoin is used to fund operating expenses to support operations. Bitcoin is expected to be realized in cash or sold during the Company’s normal operating cycle. Bitcoin held are accounted for as intangible assets with indefinite useful lives. Bitcoin awarded to the Company through its mining activities was included within operating activities on the consolidated statements of cash flows. The proceeds from the sale of Bitcoin are included within operating or investing activities in the consolidated statements of cash flows depending on the length of time the Bitcoin is held. Bitcoin is valued at fair value at the end of each reporting period with changes in fair value recorded in operating expenses in the consolidated statements of operations. The fair value of Bitcoin is measured using the period-end closing price from the Company’s principal market. When Bitcoin is sold, the gains and losses from such transactions are measured as the difference between the cash proceeds and the carrying basis of the Bitcoin as determined on a first in-first out (“FIFO”) basis and are recorded within the same line item, Change in Fair Value of Bitcoin, in the consolidated statements of operations.
Property and Equipment
Property and equipment primarily consists of mining equipment and infrastructure and is stated at cost, including purchase price, shipping and custom fees, and is depreciated using the straight-line method over the estimated useful lives of the assets, generally five years to ten years.
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

The Company is engaged with Bitcoin mining pool operators, its customers, to provide a service to perform hash calculations for the mining pool operator, which is the Company’s only performance obligation. Providing hash calculation services is an output of the Company’s ordinary activities. The Company has a service agreement with Foundry Digital LLC, a cryptocurrency mining pool operator, to provide a service to perform hash calculations. In exchange for providing the service, the Company is entitled to Full Pay Per Share (“FPPS”), which is a fractional share of the fixed Bitcoin award the mining pool operator receives, plus a fractional share of the transaction fees attached to that blockchain less net Bitcoin fees due to the mining pool operator over the measurement period, as applicable. The pay-outs received are based on the expected value from the block reward plus the transaction fee reward, regardless of whether the mining pool operator successfully records a block to the blockchain.
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
Comprehensive Income (Loss)
Comprehensive income (loss) and its components encompass all changes in equity other than those arising from transactions with shareholders, including net loss and foreign currency translation adjustments, and is disclosed in the condensed consolidated statements of comprehensive loss.
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

The Company has certain customers who individually represented 10% or more of the Company’s revenue. Revenue is concentrated with one mining pool operator, Foundry Digital LLC, and all Bitcoin resided with one custodian. In the prior year, the Company also had a service agreement with an additional mining pool operator, Luxor Technology Corporation.
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
Operating Segment
Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker (“CODM”), or decision–making group, in deciding how to allocate resources and assess performance. The Company’s CODM is the Chief Executive Officer. The Company operates as one operating segment and uses net income or loss as a measure of profit or loss on a consolidated basis in making decisions regarding resource allocation and performance assessment. Additionally, the Company’s CODM regularly reviews the Company’s expenses on a consolidated basis. The financial metrics used by the CODM help make key operating decisions, such as determination of capital expenditure purchases and significant acquisitions and allocation of budget between cost of revenues and general and administrative expenses. The measure of segment assets is reported on the consolidated balance sheet as total consolidated assets. The significant expense categories regularly provided to the CODM include cost of revenue, general and administrative expenses, depreciation and amortization, impairment of property and equipment, and change in fair value of Bitcoin. These expense categories are reported as separate line items in the consolidated statements of operations.
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
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which requires more detailed income tax disclosures. The guidance requires entities to disclose disaggregated information about their effective tax rate reconciliation as well as expanded information on income taxes paid by jurisdiction. The guidance is effective for fiscal year 2025 annual reporting, with early adoption permitted, to be applied on a prospective basis, with retrospective application permitted. The Company will apply the guidance in its 2025 annual reporting, on a prospective basis. The Company is evaluating the impact the updated guidance will have on its disclosures.
3.Fair Value Measurements
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

The following tables provide a summary of the assets and liabilities that are measured at fair value on a recurring basis (in thousands):

	March 31, 2025
	Fair Value	Level 1	Level 2	Level 3
Assets:
Investment in equity securities	$3,880	$3,880	$—	$—
Bitcoin	1,873	1,873	—	—
Total	$5,753	$5,753	$—	$—
Liabilities:
Warrant liabilities	$3	$—	$—	$3

	December 31, 2024
	Fair Value	Level 1	Level 2	Level 3
Assets:
Investment in equity securities	$7,530	$7,530	$—	$—
Bitcoin	1,394	1,394	—	—
Total	$8,924	$8,924	$—	$—
Liabilities:
Warrant liabilities	$31	$—	$—	$31
The Company’s investment is in publicly held equity securities which have readily determinable fair values. During the three months ended March 31, 2025 and 2024, the Company recognized an unrealized loss of $3.7 million and gain of $2.7 million, respectively, within other income (expense) in its consolidated statements of operations related to the fair value change of the investment in equity securities.
The fair value of the warrant liabilities was measured using a Black Scholes valuation model with the following assumptions:

	March 31, 2025	December 31, 2024
Common share price	$0.40	$0.94
Expected volatility	95.0%	125.0%
Risk-free interest rate	4.0%	4.2%
The following table presents the activities of warrant liabilities that are measured at fair value (in thousands):

Warrant liability as of January 1, 2025	$31
Change in fair value	(28)
Warrant liability as of March 31, 2025	$3
Assets and Liabilities that are Measured at Fair Value on a Nonrecurring Basis
The Company's non-financial assets such as property and equipment and intangible assets are recorded at fair value when an impairment is recognized or at the time acquired in an asset acquisition or business combination measured using significant unobservable inputs (Level 3).

4.Bitcoin
The following table presents the activities of Bitcoin (in thousands):

Balance at January 1, 2025	$1,394
Revenue recognized from Bitcoin mined	2,817
Proceeds from sale of Bitcoin	(2,110)
Change in fair value of Bitcoin	(228)
Balance at March 31, 2025	$1,873
The following table presents Bitcoin holdings (in thousands except for number of Bitcoin):

	March 31, 2025	December 31, 2024
Number of Bitcoin held	22.7	14.9
Carrying basis of Bitcoin	$2,047	$1,450
For the three months ended March 31, 2025 and 2024, the Company had a realized loss of $0.1 million and a realized gain of $0.7 million, respectively, on the sale of Bitcoin.
All additions of Bitcoin were generated by the Company’s Bitcoin mining operations. All dispositions of Bitcoin were the result of sales on the open market and used to fund the Company’s operations. The Company's Bitcoin holdings are not subject to sale restrictions and do not serve as collateral for any agreements. As of March 31, 2025 and December 31, 2024, the Company held no other cryptocurrency.
5.    Note Receivable
Rainmaker Promissory Note
In September 2020, the Company entered into a Senior Secured Convertible Promissory Note with Rainmaker Worldwide Inc. (the “Rainmaker Note”), pursuant to which the Company loaned Rainmaker Worldwide Inc. (“Rainmaker”) the principal amount of $3.1 million. The Rainmaker Note is secured as a registered lien under the Uniform Commercial Code and the Personal Property Security Act (Ontario) against the assets of Rainmaker and bears interest at the rate of 10.0% per annum. In January 2025, the Company and Rainmaker entered into Amendment No. 4 to the Rainmaker Note and the principal amount was revised to $4.6 million and the due date was extended to January 14, 2026, at which time all principal and accrued interest is due and payable. The Company has the right, at any time, to convert all or any portion of the then outstanding and unpaid Rainmaker Note and interest into shares of Rainmaker common stock at the conversion price as defined in the Rainmaker Note. All amounts related to the Rainmaker Note have been fully reserved in prior periods.

6.    Certain Balance Sheet Items
The following table summarizes other current assets (in thousands):

	March 31, 2025	December 31, 2024
Bitcoin mining hosting deposit	$490	$2,490
Prepaid insurance	365	547
Prepaid services	305	270
Prepaid mining hosting services	—	100
Other	17	31
Other current assets	$1,177	$3,438
In January 2025, the Company terminated the Rebel Hosting Agreement and agreed to a settlement amount of $2.4 million, which is included in Bitcoin mining hosting deposit at December 31, 2024.
The following table summarizes property and equipment, net (in thousands):

	March 31, 2025	December 31, 2024
Mining equipment	$26,784	$27,214
Infrastructure	1,516	—
Construction in progress	323	1,750
Total	28,623	28,964
Accumulated depreciation	(7,633)	(6,997)
Property and equipment, net	$20,990	$21,967
Depreciation expense for property and equipment was $1.2 million and $1.4 million for the three months ended March 31, 2025 and 2024, respectively.
For the three months ended March 31, 2025 and 2024, the Company sold 950 and no miners, respectively, that were included in mining equipment, for proceeds of $0.3 million and nil, respectively. The Company had a loss on the sale of miners of 0.8 million and nil during the three months ended March 31, 2025 and 2024, respectively.
In March 2025, the infrastructure for an 8 MW site in Iowa was completed, and the Company entered into a management services agreement with Simple Mining LLC (“Simple Mining”) to manage the mining site. The remaining amount in construction in progress relates to equipment open to be determined deployment.
For the three months ended March 31, 2025 and 2024, the Company did not incur any impairment charges for its property and equipment.
The following table summarizes other non-current assets (in thousands):

	March 31, 2025	December 31, 2024
Prepaid mining hosting deposit	$773	$308
Prepaid services	67	68
Other	4	3
Other non-current assets	$844	$379

7.    Intangible Assets
The following table summarizes intangible assets, net (in thousands):

	March 31, 2025	December 31, 2024
Supplier agreements	$37,525	$37,525
Accumulated amortization	(34,801)	(34,430)
Intangible assets, net	$2,724	$3,095
Amortization expense for intangible assets was $0.4 million for both the three months ended March 31, 2025 and 2024.
Estimated amortization expense for intangible assets is approximately $1.1 million for the remainder of 2025 and $1.5 million and $0.1 million in fiscal year 2026 and 2027, respectively.
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
In accordance with the authoritative guidance for distinguishing liabilities from equity, the Company has determined that its Series H preferred shares carry certain redemption features beyond the control of the Company. Accordingly, the Series H Preferred Shares are presented as temporary equity. For the three months ended March 31, 2025 and 2024, the Company issued nil and 2,422,710 common shares for the conversion of nil and 16,959 Series H Preferred Shares, respectively.
9.Share Capital
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

Neither the Company nor the Sales Agent are obligated to sell any Placement Shares pursuant to the AGP Agreement. Subject to the terms and conditions of the AGP Agreement, the Sales Agent will use commercially reasonable efforts, consistent with its normal trading and sales practices and applicable state and federal law, rules and regulations and the rules of Nasdaq, to sell the Placement Shares from time to time based upon the Company’s instructions, including any price, time or size limits or other customary parameters or conditions the Company may impose. Sales of the Placement Shares, if any, will be made on Nasdaq at market prices by any method permitted by law deemed to be an “at the market offering” as defined in Rule 415 of the Securities Act of 1933, as amended. For the three months ended March 31, 2025, the Company issued 210,448 common shares for approximately $0.1 million net proceeds, under the AGP Agreement.
Pre-Funded Warrants
On November 19, 2024, Company issued pre-funded warrants (the “Pre-Funded Warrants”) to purchase up to 1,875,353 of the Company's common shares. The Pre-Funded Warrants had a purchase price of $1.4199 per share, have an exercise price of $0.0001 per share, are exercisable immediately, subject to the beneficial ownership limitations, and will expire when exercised in full. The Pre-Funded Warrants may also be exercised, in whole or in part, by means of cashless exercise pursuant to the terms in the warrant agreement. A holder will not have the right to exercise any portion of the Pre-Funded Warrants if the holder (together with its affiliates) would beneficially own in excess of 4.99% of the number of the Company's common shares outstanding immediately after giving effect to the exercise, as such percentage ownership is determined in accordance with the terms of the Pre-Funded Warrants. However, upon notice from the holder to the Company as described in the 2024 Purchase Agreement, the holder may increase the beneficial ownership limitation, which may not exceed 9.99% of the number of the Company's common shares outstanding immediately after giving effect to the exercise of Pre-Funded Warrants. For the three months ended March 31, 2025, the Pre-Funded Warrants to purchase 507,000 common shares were exercised. For the three months ended March 31, 2025, there was no other warrant activity.
Unlimited authorized shares of common shares at no par value are available to the Company. At March 31, 2025, the Company had the following outstanding warrants to purchase common shares:

Date issued	Contractual life (years)	Exercise price	Number outstanding	Expiration
September 2021	5	$66.50	1,471,441	September 8, 2026
February 2022	5	$28.00	14,286	February 7, 2027
February 2022	5	$35.00	14,286	February 7, 2027
February 2022	5	$42.00	14,286	February 7, 2027
April 2023	3	$1.342	73,556	April 17, 2026
August 2023	3	$2.75	800,000	August 11, 2026
August 2023	3	$2.75	2,162,922	August 23, 2026
November 2024	5.5	$1.50	142,858	May 21, 2030
November 2024	5.5	$1.50	4,225,353	May 21, 2030
November 2024	—	$0.0001	1,087,000	(1)
			10,005,988
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

	Three Months Ended March 31,
	2025	2024
Expected volatility	—	124.3%
Expected term (in years)	—	3.5
Risk-free interest rate	—	4.1%
Dividend yield	—	—
The following table summarizes option activity:

	Shares Subject to Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Options outstanding — January 1, 2025	443,170	$5.11
Granted	—	$—
Exercised	—	$—
Forfeited	(26,785)	$12.60
Options outstanding — March 31, 2025	416,385	$4.63	3.7	$—
Vested and expected to vest — March 31, 2025	416,385	$4.63	3.7	$—
Exercisable — March 31, 2025	283,085	$6.16	3.1	$—
The weighted average grant date fair values of options granted for the three months ended March 31, 2025 and 2024 was nil and $2.05 per share, respectively.
Restricted Stock Units
The following table summarizes RSU activity:

	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding — January 1, 2025	760,834	$1.98
Granted	1,784,783	$0.85
Vested and released	(11,719)	$1.36
Forfeited	(1,226,417)	$1.28
Outstanding — March 31, 2025	1,307,481	$1.10
Vested and unreleased — March 31, 2025	409,817	$1.37

The estimated fair value of RSUs was based on the closing market value of the Company’s common shares on the date of grant. RSUs typically vest over a period of 12 months to three years from the original date of grant. The total grant date fair value of RSUs vested for the three months ended March 31, 2025 and 2024 was approximately $0.4 million and $0.7 million, respectively. The fair value of RSUs vested for the three months ended March 31, 2025 and 2024 was approximately $0.2 million and $0.7 million, respectively.
Share-Based Compensation Expense
The Company recorded the following compensation expense related to its share-based compensation awards (in thousands):

	Three Months Ended March 31,
	2025	2024
General and administrative	$71	$1,086
Total share-based compensation expense	$71	$1,086
Total unrecognized estimated compensation cost by type of award and the weighted-average remaining requisite service period over which such expense is expected to be recognized (in thousands, unless otherwise noted):

	March 31, 2025
	Unrecognized Expense	Remaining Weighted-Average Recognition Period (years)
RSUs	$639	1.6
Stock options	$18	0.1
11.Net Loss per Share
Basic net loss per share is computed by dividing net loss applicable to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted net loss per share reflects the potential dilution of securities that could share in the earnings of an entity. The calculation of diluted net loss per share gives effect to common share equivalents; however, potential common shares are excluded if their effect is anti-dilutive. Common share purchase warrants, preferred shares, and options and RSUs outstanding are considered common share equivalents and are only included in the calculation of diluted earnings per common share when net income is reported and their effect is dilutive. For all periods presented, there is no difference in the number of shares used to calculate basic and diluted shares outstanding due to the Company’s net loss position.
The remaining outstanding 1,087,000 Pre-Funded Warrants issued in November 2024 are included in the computation of basic and diluted shares outstanding as the stated exercise price is not substantive.
Anti-dilutive common share equivalents excluded from the computation of diluted net loss per share were as follows:

	Three Months Ended March 31,
	2025	2024
Common share purchase warrants	8,918,988	5,842,354
Options and RSUs outstanding	1,403,893	1,950,262
Preferred shares	23,000	3,793,710

12.Commitments and Contingencies
Hosting Agreements
In April 2024, the Company entered into a Master Hosting Agreement with Simple Mining LLC (“Simple Mining”) for rack space, network services, electrical connections, routine facility maintenance, and technical support of certain of the Company’s mining equipment. On September 25, 2024, the Company entered into Amendment No. 2 to the Master Hosting Agreement (“Simple Mining Hosting”) for certain of the Company’s mining machines to be hosted at Simple Mining’s facility in Iowa. The Simple Mining Hosting agreement has a term of two years and can be terminated by the Company with 30 days advance notice. On September 25, 2024, the Company entered into Amendment No. 3 to the Master Hosting Agreement (“Simple Mining XP Hosting”) for certain of the Company’s mining machines to be racked at Simple Mining’s facility in Iowa. The Simple Mining XP Hosting agreement can be terminated by the Company with 30 days advance notice. The Company paid Simple Mining a deposit of $0.6 million representing 30 days of estimated service fees. For the three months ended March 31, 2025 and 2024, the Company incurred aggregate costs under the Simple Mining Hosting and Simple Mining XP Hosting agreements of $1.5 million and nil, respectively.
In October 2023, the Company entered into a Hosting Agreement with Joshi Petroleum, LLC (the “Joshi Hosting Agreement”) for rack space, network services, electrical connections, routine facility maintenance, and technical support of certain of the Company’s mining equipment. The Joshi Hosting Agreement has an initial term of three years with subsequent one year renewal periods until either party provides written notice to the other party of its desire to avoid and given renewal term at least 30 days in advance of the conclusion of the prior initial term or renewal period. As required by the Joshi Hosting Agreement, the Company paid a deposit of $0.3 million representing the last two months of estimated service fees. For both the three months ended March 31, 2025 and 2024, the Company incurred costs under the Joshi Hosting Agreement of $0.4 million.
In April 2023, the Company entered into a Master Hosting Services Agreement with Rebel Mining Company, LLC (the “Rebel Hosting Agreement”) for rack space, network services, electrical connections, routine facility maintenance, and technical support of certain of the Company’s mining equipment. The Rebel Hosting Agreement had a term of three years with subsequent one year renewal periods. On January 16, 2025, the Company terminated the Rebel Hosting Agreement and agreed to a settlement amount of $2.4 million payable to the Company in satisfaction of all obligations of the Rebel Hosting Agreement and it constitutes a final settlement of all amounts owed by either party of the Rebel Hosting Agreement. For the three months ended March 31, 2025 and 2024, the Company incurred costs under the Rebel Hosting agreements of $0.1 million and $1.5 million, respectively.
Management Agreement
In March 2025, the Company entered into a management services agreement with Simple Mining LLC (“Simple Mining”) to manage its 8 MW site in Iowa for a term of 12 months, renewable for subsequent one-year terms. Management services fees paid to Simple Mining for the three months ended March 31, 2025 was $12,000.
Letters of credit
During the ordinary course of business, the Company provides standby letters of credit to third parties as required for certain transactions initiated by the Company. As of March 31, 2025, the Company had no outstanding standby letters of credit.

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
13.Subsequent Events
On April 22, 2025, the Company granted a certain executive 1,000,000 RSUs, with a fair value of $0.5 million, and a vesting period of approximately two years.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
The following quarterly management’s discussion and analysis (“MD&A”) should be read in conjunction with our unaudited condensed consolidated financial statements and the accompanying notes of Sphere 3D Corp. (the “Company”) for the three months ended March 31, 2025. The condensed consolidated financial statements have been presented in United States (“U.S.”) dollars and have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). Unless the context otherwise requires, any reference to the “Company,” “Sphere 3D,” “we,” “our,” “us” or similar terms refers to Sphere 3D Corp. and its subsidiaries. Unless otherwise indicated, all references to “$” and “dollars” in this discussion and analysis mean U.S. dollars.
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
On March 6, 2025, we received a notice from the Nasdaq Listing Qualifications Department of the Nasdaq Stock Market LLC stating that the bid price of our common shares for the last 30 consecutive trading days had closed below the minimum $1.00 per share required for continued listing under Listing Rule 5550(a)(2). We have a period of 180 calendar days, or until September 2, 2025, to regain compliance with the Listing Rule.
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
As of March 31, 2025, we owned approximately 13,000 miners, of which approximately 6,400 were in service, and a total hashrate capacity of 0.82 exahash per second (“EH/s”). We are strategizing for our future growth by refreshing a significant portion of our fleet with newer-generation machines to bolster efficiency, and as of March 2025, we have a self-owned 8 megawatt (“MW”) facility in Iowa. Vertically integrating with self-owned facilities, like the Iowa site, allows us to reduce our reliance on third-parties and decrease our overall cost to mine a Bitcoin. As a result of our strategic changes, during the latter part of 2024 and ongoing, mining production has decreased as we focused on our long-term strategic goals of transitioning to lower-cost hosting sites, vertically integrating to own our own sites, and refreshing our fleet with newer-generation machines
In the first quarter of 2025, we mined 30.5 Bitcoin, which represented a slight decrease of 5.0% over the 32.1 Bitcoin we mined in the last quarter of 2024. The decrease was primarily due to our transition to lower-cost hosting sites and refreshing our fleet with newer-generation machines. Based on our existing operations and expected deployment of miners we have purchased, we anticipate having approximately 1.5 EH/s of total hashrate in operation during 2025. We plan to continue to acquire new generation miners as we expand our exahash. We do not have scheduled downtime for our miners. We periodically perform both scheduled and unscheduled maintenance on our miners. Depending on the type of repair, the miner may run at a reduced speed or be taken offline. We use multiple software programs to monitor the performance of our machines. The miners owned as of March 31, 2025 have an average efficiency (joules per terahash – “J/th”) of 26.9 J/th. The miner efficiency is an indication of how efficiently we can earn Bitcoin and minimize cost to run the miner. Currently, we intend only to mine Bitcoin and we hold no other cryptocurrency other than Bitcoin. We do not have any power purchase agreements for the supply of power.
As of March 31, 2025, we held approximately 22.7 Bitcoin. The fair value of our Bitcoin as of March 31, 2025 was approximately $1.9 million on our consolidated balance sheet.

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
We are engaged with a Bitcoin mining pool operator as our customer, to provide a service to perform hash calculations for the mining pool operator, which is our only performance obligation. Providing hash calculation services is an output of our ordinary activities. We have a service agreement with Foundry Digital LLC, a mining pool operator, to provide a service to perform hash calculations. In exchange for providing the service, we are entitled to Full Pay Per Share (“FPPS”), which is a fractional share of the fixed Bitcoin award the mining pool operator receives, plus a fractional share of the transaction fees attached to that blockchain less net Bitcoin fees due to the mining pool operator over the measurement period, as applicable. The pay-outs received are based on the expected value from the block reward plus the transaction fee reward, regardless of whether the mining pool operator successfully records a block to the blockchain. In the prior year, we also had a service agreement with an additional mining pool operator, Luxor Technology Corporation.
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
Recent Key Events
•On April 22, 2025, the Company granted a certain executive 1,000,000 RSUs, with a fair value of $0.5 million, and a vesting period of approximately two years.
Results of Operations
The First Quarter of 2025 Compared with the First Quarter of 2024
Revenue
For the first quarter of 2025 and 2024, we had revenues of $2.8 million and $6.9 million, respectively. The $4.1 million decrease in revenue is primarily due to one of our previous hosting providers taking approximately 3,300, or 22%, of our mining machines offline in the third quarter of 2024. In addition, beginning the third quarter of 2024, we are in the process of removing our older mining equipment and replacing them with newer generation machines. This is expected to be an ongoing process through the third quarter of 2025 which may result in further fluctuations in exahash. During the first quarter of 2025, all of our revenue was derived from Bitcoin mining.

Operating Expenses
Cost of Revenue (exclusive of depreciation and amortization expense)
For the first quarter of 2025 and 2024, direct cost of revenues were $2.2 million and $4.3 million, respectively. The $2.1 million decrease in cost of revenue was primarily due to lower hosting fees related to machines taken offline to be relocated and the transition of removing older mining machines and replacing them with newer generation machines.
General and Administrative Expense
General and administrative expenses were $3.2 million and $3.5 million for the first quarter of 2025 and 2024. The decrease of $0.3 million was due to a decrease of $1.0 million in share-based compensation primarily related to forfeited awards, a decrease of $0.3 million in employee and related expenses primarily related to a decrease in headcount, and a $0.2 million decrease in insurance and property tax expenses. These decreases were offset by an increase in legal fees of $0.8 million related to the Gryphon Digital Mining, Inc. litigation and an increase of $0.4 million in costs related to strategic business growth.
Depreciation and Amortization Expense
Depreciation and amortization expense was $1.6 million and $1.8 million for the first quarter of 2025 and 2024, respectively. The decrease of $0.2 million was primarily due to lessor depreciation related to our Bitcoin mining machines due to current year sales of machines and the impairment in the second quarter of 2024, resulting in a lower cost basis to be depreciated over the remaining useful life.
Loss on Disposal of Property and Equipment
Loss on disposal of property and equipment was $0.8 million and nil for the first quarter of 2025 and 2024, respectively, and related to the sale of mining equipment.
Change in Fair Value of Bitcoin
Change in fair value of Bitcoin was a loss of $0.2 million and a gain of $0.8 million for the first quarter of 2025 and 2024, respectively. The loss or gain is the change in fair value of the Bitcoin held, as well as the gains and losses from when the Bitcoin was sold.
Non-Operating Income and Expenses
Investment Loss
Investment loss was $3.7 million and $2.7 million for the first quarter of 2025 and 2024, respectively, and related to unrealized losses on our equity investment in Core Scientific Inc.
Liquidity and Capital Resources
Our principal sources of liquidity are our existing cash, cash equivalents and available-for-sale equity securities. We expect to fund our operations going forward with existing cash resources, anticipated revenue from our Bitcoin mining operation, and cash that we may raise through future financing transactions. At March 31, 2025, we had cash and cash equivalents of $2.8 million compared to cash and cash equivalents of $5.4 million at December 31, 2024. As of March 31, 2025, we had working capital of $6.2 million, reflecting a decrease of $7.7 million since December 31, 2024 primarily related to a decrease in cash and an unrealized loss on our investment in equity securities. Cash management continues to be a priority and we are phasing out high-cost hosting contracts, leveraging our access to capital, and reducing our overall mining costs.

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
Neither us nor the Sales Agent are obligated to sell any Placement Shares pursuant to the AGP Agreement. Subject to the terms and conditions of the AGP Agreement, the Sales Agent will use commercially reasonable efforts, consistent with its normal trading and sales practices and applicable state and federal law, rules and regulations and the rules of The Nasdaq Capital Market (“Nasdaq”), to sell the Placement Shares from time to time based upon our instructions, including any price, time or size limits or other customary parameters or conditions we may impose. Sales of the Placement Shares, if any, will be made on Nasdaq at market prices by any method permitted by law deemed to be an “at the market offering” as defined in Rule 415 of the Securities Act of 1933, as amended. For the three months ended March 31, 2025, the Company issued 210,448 common shares for approximately $0.1 million net proceeds, under the AGP Agreement.
Management has projected that based on our recurring losses, negative cash flows from operating activities, and our hashing rate at March 31, 2025, cash on hand may not be sufficient to allow us to continue operations and there is substantial doubt about our ability to continue as a going concern within 12 months from the date of issuance of our financial statements if we are unable to raise additional funding for operations. We expect our working capital needs to increase in the future as we continue to expand and enhance our operations. Included in our working capital is an investment in equity securities that we can liquidate as needed to assist in funding our operations. Our ability to raise additional funds for working capital through equity or debt financings or other sources may depend on the financial success of our business and successful implementation of our key strategic initiatives, financial, economic and market conditions and other factors, some of which are beyond our control. We require additional capital and if we are unsuccessful in raising that capital at a reasonable cost and at the required times, or at all, we may not be able to continue our business operations in the cryptocurrency mining industry or we may be unable to advance our growth initiatives, either of which could adversely impact our business, financial condition and results of operations. In an effort to mitigate these risks we expect to take steps to lower our cost of mining and also refresh our mining fleet to increase our mining efficiency.
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

The following table shows a summary of our cash flows (used in) provided by operating activities, investing activities, and financing activities (in thousands):

	Three Months Ended March 31,
	2025	2024
Net cash used in operating activities	$(4,078)	$(58)
Net cash provided by investing activities	$1,332	$1,522
Net cash provided by financing activities	$108	$—
Net cash used in operating activities. The use of cash during the first three months of 2025 was primarily a result of our net loss of $8.8 million, offset by $6.3 million in non-cash items, which primarily included an unrealized loss on investment in equity securities, depreciation and amortization, share-based compensation expense, loss on disposal of property and equipment, change in fair value of Bitcoin, and change in fair value of warrant liabilities.
Net cash provided by investing activities. During the first three months of 2025, we received $2.1 million from proceeds from the sale of Bitcoin, and $0.2 million for the sale of 950 miners originally included in mining equipment, offset by $1.0 million of payments for the purchase of property and equipment consisting of newer generation mining machines. During the first three months of 2024, we received $1.5 million from proceeds from the sale of Bitcoin.
Net cash provided by financing activities. For the first three months of 2025, we received $0.1 million of net proceeds from the issuance of common shares through our AGP Agreement.
Off-Balance Sheet Information
During the ordinary course of business, we may provide standby letters of credit to third parties as required for certain transactions initiated by us. As of March 31, 2025, we have no standby letters of credit outstanding.
Critical Accounting Estimates
The discussion and analysis of our financial condition and results of operations are based on our condensed consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles, or U.S. GAAP. The preparation of our condensed consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. We review our estimates on an ongoing basis. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results may differ from these estimates under different assumptions or conditions. Our significant accounting policies are outlined in Note 2 to the consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024.
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
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended March 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II - OTHER INFORMATION
Item 1.    Legal Proceedings.
For a discussion of our legal proceedings, see Note 12. Commitments and Contingencies to our Consolidated Financial Statements.
Item 1A. Risk Factors.
An investment in our Company involves a high degree of risk. In addition to the risk factors and other information included or incorporated by reference to this report, you should carefully consider each of the risk factors described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024, which is available on SEDAR at www.sedar.com and EDGAR at www.sec.gov. These risks and uncertainties are not the only ones we face. Additional risks and uncertainties not presently known to us or that we currently consider immaterial may also impair our business operations. If any of the risks occur, our business and financial results could be harmed and the trading price of our common shares could decline.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
None.
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
None.

Item 6. Exhibits.

Exhibit		Filed	Incorporated by Reference
Number	Description	Herewith	Form	File No.	Date Filed

3.1	Certificate and Articles of Amalgamation of the Company		6-K	001-36532	3/25/2015

3.2	Certificate of Amendment to the Articles of Amalgamation of the Company		6-K	001-36532	7/17/2017

3.3	Certificate of Amendment to the Articles of Amalgamation of the Company		8-K	001-36532	10/2/2018

3.4	Certificate of Amendment to the Articles of Amalgamation of the Company		8-K	001-36532	11/5/2018

3.5	Certificate of Amendment to the Articles of Amalgamation of the Company		8-K	001-36532	11/14/2018

3.6	Certificate of Amendment to the Articles of Amalgamation of the Company		8-K	001-36532	7/12/2019

3.7	Certificate of Amendment to the Articles of Amalgamation of the Company		8-K	001-36532	11/8/2019

3.8	Certificate of Amendment to the Articles of Amalgamation of the Company		8-K	001-36532	5/8/2020

3.9	Certificate of Amendment to the Articles of Amalgamation of the Company		8-K	001-36532	9/29/2020

3.10	Certificate of Amendment to the Articles of Amalgamation of the Company		6-K	001-36532	1/7/2021

3.11	Certificate of Amendment to the Articles of Amalgamation of the Company		6-K	001-36532	7/15/2021

3.12	Certificate of Amendment to the Articles of Amalgamation of the Company		6-K	001-36532	10/4/2021

3.13	Certificate of Amendment to the Articles of Amalgamation of the Company		8-K	001-36532	6/28/2023

3.14	By-law No. 1, as Amended		6-K	001-36532	7/17/2017

3.15	By-law No. 1 Amending Agreement		6-K	001-36532	2/1/2022

3.16	By-law No. 1 Amending Agreement		8-K	001-36532	1/13/2023

3.17	By-law No. 2		6-K	001-36532	5/12/2017

10.1	Sales Agreement, dated as of January 3, 2025, by and between Sphere 3D Corp. and A.G.P./Alliance Global Partners		8-K	001-36532	1/3/2025

31.1	Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

31.2	Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

Exhibit		Filed	Incorporated by Reference
Number	Description	Herewith	Form	File No.	Date Filed

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document	X

101.SCH	Inline XBRL Taxonomy Extension Schema	X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase	X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase	X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase	X

101.PRE	Inline XBRL Taxonomy Presentation Linkbase	X

104	Cover Page Interactive Data File (formatted as inline XBRL as contained in Exhibit 101)	X

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Sphere 3D Corp.

Date:	May 14, 2025	By:	/s/ Kurt L. Kalbfleisch
Kurt L. Kalbfleisch
Interim Chief Executive Officer and CFO
(Principal Executive Officer, Principal Financial and Accounting Officer)