Form 10-Q
period 2025-06-30
Sphere 3D Corp.
filed 2025-08-05
CIK 1591956

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025
or
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of July 31, 2025, there were 28,320,832 shares of the registrant’s common shares outstanding.

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements.
Sphere 3D Corp.
Condensed Consolidated Balance Sheets
(in thousands of U.S. dollars, except shares)
(unaudited)

	June 30, 2025	December 31, 2024
Assets
Current assets:
Cash and cash equivalents	$4,703	$5,425
Bitcoin	2,200	1,394
Investment in equity securities	3,414	7,530
Other current assets	1,000	3,438
Total current assets	11,317	17,787
Property and equipment, net	19,644	21,967
Intangible assets, net	2,353	3,095
Other non-current assets	1,104	379
Total assets	$34,418	$43,228
Liabilities, Temporary Equity and Shareholders’ Equity
Current liabilities:
Accounts payable	$339	$1,167
Accrued liabilities	963	1,299
Accrued payroll and employee compensation	388	1,398
Other current liabilities	2	31
Total current liabilities	1,692	3,895
Commitments and contingencies (Note 12)
Temporary equity:
Series H preferred shares, no par value, unlimited shares authorized, 161 shares issued and outstanding as of June 30, 2025 and December 31, 2024	18	18

Shareholders’ equity:
Common shares, no par value; unlimited shares authorized, 27,950,462 and 25,453,327 shares issued and outstanding as of June 30, 2025 and December 31, 2024, respectively	498,454	497,957
Accumulated other comprehensive loss	(1,807)	(1,821)
Accumulated deficit	(463,939)	(456,821)
Total shareholders’ equity	32,708	39,315
Total liabilities, temporary equity, and shareholders’ equity	$34,418	$43,228
See accompanying notes to condensed consolidated financial statements.

Sphere 3D Corp.
Condensed Consolidated Statements of Operations
(in thousands of U.S. dollars, except share and per share amounts)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Revenues:
Bitcoin mining revenue	$3,018	$4,666	$5,835	$11,612

Operating costs and expenses:
Cost of revenue (exclusive of depreciation and amortization shown below)	2,301	3,959	4,495	8,266
General and administrative	2,126	2,986	5,295	6,438
Depreciation and amortization	1,667	1,816	3,273	3,637
Impairment of property and equipment	—	860	—	860
Loss on disposal of property and equipment	51	691	859	691
Change in fair value of Bitcoin	(500)	65	(272)	(703)
Total operating costs and expenses	5,645	10,377	13,650	19,189
Loss from operations	(2,627)	(5,711)	(7,815)	(7,577)
Other income (expense):
Investment gain	4,309	7,791	659	5,051
Other (expense) income, net	(13)	46	40	175
Net income (loss) before taxes	1,669	2,126	(7,116)	(2,351)
Provision for income taxes	2	2	2	2
Net income (loss)	$1,667	$2,124	$(7,118)	$(2,353)

Net income (loss) per share:
Basic	$0.06	$0.11	$(0.26)	$(0.13)
Diluted	$0.06	$0.10	$(0.26)	$(0.13)
Shares used in computing net income (loss) per share:
Basic	27,700,956	18,711,718	27,454,024	17,644,315
Diluted	27,723,956	20,884,287	27,454,024	17,644,315
See accompanying notes to condensed consolidated financial statements.

Sphere 3D Corp.
Condensed Consolidated Statements of Comprehensive Income (Loss)
(in thousands of U.S. dollars)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024

Net income (loss)	$1,667	$2,124	$(7,118)	$(2,353)
Other comprehensive income (loss):
Foreign currency translation adjustment	17	(3)	14	(6)
Total other comprehensive income (loss)	17	(3)	14	(6)
Comprehensive income (loss)	$1,684	$2,121	$(7,104)	$(2,359)
See accompanying notes to condensed consolidated financial statements.

Sphere 3D Corp.
Condensed Consolidated Statements of Shareholders’ Equity
(in thousands of U.S. dollars, except shares)
(unaudited)

	Common Shares		Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Shareholders' Equity
	Shares	Amount
Balance at January 1, 2025	25,453,327	$497,957	$(1,821)	$(456,821)	$39,315
Issuance of common shares	210,448	108	—	—	108
Issuance of common shares pursuant to vesting of restricted stock units, net of shares withheld for income taxes	7,507	—	—	—	—
Exercise of pre-funded warrants	507,000	—	—	—	—
Share-based compensation	—	71	—	—	71
Other comprehensive loss	—	—	(3)	—	(3)
Net loss	—	—	—	(8,785)	(8,785)
Balance at March 31, 2025	26,178,282	498,136	(1,824)	(465,606)	30,706
Issuance of common shares pursuant to vesting of restricted stock units, net of shares withheld for income taxes	685,180	—	—	—	—
Exercise of pre-funded warrants	1,087,000	—	—	—	—
Share-based compensation	—	318	—	—	318
Other comprehensive income	—	—	17	—	17
Net income	—	—	—	1,667	1,667
Balance at June 30, 2025	27,950,462	$498,454	$(1,807)	$(463,939)	$32,708

	Common Shares		Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Shareholders' Equity
	Shares	Amount
Balance at January 1, 2024	15,373,616	$475,702	$(1,808)	$(447,371)	$26,523
Cumulative adjustment from adoption of ASU 2023-08	—	—	—	20	20
Issuance of common shares for conversion of preferred shares	2,422,710	4,327	—	—	4,327
Share-based compensation	—	1,086	—	—	1,086
Other comprehensive loss	—	—	(3)	—	(3)
Net loss	—	—	—	(4,477)	(4,477)
Balance at March 31, 2024	17,796,326	481,115	(1,811)	(451,828)	27,476
Issuance of common shares for conversion of preferred shares	1,621,140	2,811	—	—	2,811
Issuance of common shares for vested restricted stock units	717,858	—	—	—	—
Issuance of common shares for settlement of liabilities	199,597	255	—	—	255
Share-based compensation	—	772	—	—	772
Other comprehensive loss	—	—	(3)	—	(3)
Net income	—	—	—	2,124	2,124
Balance at June 30, 2024	20,334,921	$484,953	$(1,814)	$(449,704)	$33,435

See accompanying notes to condensed consolidated financial statements.

Sphere 3D Corp.
Condensed Consolidated Statements of Cash Flows
(in thousands of U.S. dollars)
(unaudited)

	Six Months Ended June 30,
	2025	2024
Operating activities:
Net loss	$(7,118)	$(2,353)
Adjustments to reconcile net loss to net cash used in operating activities:
Realized gain on sale of investment in equity securities	(3,137)	(512)
Unrealized loss (gain) on investment in equity securities	2,478	(4,539)
Depreciation and amortization	3,273	3,637
Share-based compensation	389	1,858
Change in fair value of Bitcoin	(272)	(703)
Loss on disposal of property and equipment	859	691
Change in fair value of warrant liabilities	(29)	(161)
Impairment of property and equipment	—	860
Bitcoin issued for services	—	538
Changes in operating assets and liabilities:
Proceeds from sale of Bitcoin	—	10,811
Mining of Bitcoin	(5,835)	(11,612)
Accounts payable and accrued liabilities	(1,252)	(1,027)
Accrued payroll and employee compensation	(1,010)	138
Other assets and liabilities, net	1,726	(980)
Net cash used in operating activities	(9,928)	(3,354)
Investing activities:
Proceeds from sale of investment in equity securities	4,775	5,509
Proceeds from sale of Bitcoin	5,301	1,522
Payments for purchase of property and equipment	(1,225)	—
Proceeds from sale of property and equipment	247	—
Net cash provided by investing activities	9,098	7,031
Financing activities:
Proceeds from issuance of common shares, net	108	—
Net cash provided by financing activities	108	—
Net (decrease) increase in cash and cash equivalents	(722)	3,677
Cash and cash equivalents, beginning of period	5,425	586
Cash and cash equivalents, end of period	$4,703	$4,263

Supplemental disclosures of non-cash investing and financing activities:
Amount accrued for purchases of property and equipment	$157	$—
Property and equipment exchanged for settlement of liabilities	$69	$—
Settlement of prepaid hosting services deposit with equity securities	$—	$10,000
Issuance of common shares for settlement of liabilities	$—	$255
Property and equipment sale proceeds receivable	$—	$186
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
Going Concern
Management has projected that based on our recurring losses, negative cash flows from operating activities, and our hashing rate at June 30, 2025, cash on hand may not be sufficient to allow the Company to continue operations and there is substantial doubt about the Company’s ability to continue as a going concern within 12 months from the date of issuance of our financial statements if we are unable to raise additional funding for operations. We expect our working capital needs to increase in the future as we continue to expand and enhance our operations. Included in our working capital is an investment in equity securities that we can liquidate as needed to assist in funding our operations. Our ability to raise additional funds for working capital through equity or debt financings or other sources may depend on the financial success of our business and successful implementation of our key strategic initiatives, financial, economic and market conditions and other factors, some of which are beyond our control. We require additional capital and if we are unsuccessful in raising that capital at a reasonable cost and at the required times, or at all, we may not be able to continue our business operations in the cryptocurrency mining industry or we may be unable to advance our growth initiatives, either of which could adversely impact our business, financial condition and results of operations. In an effort to mitigate these risks we expect to take steps to lower our cost of mining and also refresh our mining fleet to increase our mining efficiency.
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
Foreign Currency Translation
The financial statements of the Company’s foreign subsidiary, for which the functional currency is the local currency, is translated into U.S. dollars using the exchange rate at the consolidated balance sheet date for assets and liabilities and a weighted-average exchange rate during the year for revenue, expenses, gains and losses. Translation adjustments are recorded as accumulated other comprehensive income (loss) within shareholders’ equity. Gains or losses from foreign currency transactions are recognized in the condensed consolidated statements of operations. Such transactions resulted in minimal gains and losses for the three and six months ended June 30, 2025 and 2024.
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
Comprehensive Income (Loss)
Comprehensive income (loss) and its components encompass all changes in equity other than those arising from transactions with shareholders, including net income (loss) and foreign currency translation adjustments, and is disclosed in the condensed consolidated statements of comprehensive income (loss).
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
The following tables provide a summary of the assets and liabilities that are measured at fair value on a recurring basis (in thousands):

	June 30, 2025
	Fair Value	Level 1	Level 2	Level 3
Assets:
Investment in equity securities	$3,414	$3,414	$—	$—
Bitcoin	2,200	2,200	—	—
Total	$5,614	$5,614	$—	$—
Liabilities:
Warrant liabilities	$2	$—	$—	$2

	December 31, 2024
	Fair Value	Level 1	Level 2	Level 3
Assets:
Investment in equity securities	$7,530	$7,530	$—	$—
Bitcoin	1,394	1,394	—	—
Total	$8,924	$8,924	$—	$—
Liabilities:
Warrant liabilities	$31	$—	$—	$31

The Company’s investment is in publicly held equity securities which have readily determinable fair values. During the three and six months ended June 30, 2025, an unrealized gain of $1.2 million and unrealized loss of $2.5 million, respectively, was recognized within investment gain in the consolidated statements of operations related to the fair value change of the investment in equity securities. During the three and six months ended June 30, 2024, an unrealized gain of $7.3 million and $4.5 million, respectively, was recognized within investment gain in the consolidated statements of operations related to the fair value change of the investment in equity securities.
The fair value of the warrant liabilities was measured using a Black Scholes valuation model with the following assumptions:

	June 30, 2025	December 31, 2024
Common share price	$0.60	$0.94
Expected volatility	65.0%	125.0%
Risk-free interest rate	4.1%	4.2%
The following table presents the activities of warrant liabilities that are measured at fair value (in thousands):

Warrant liability as of January 1, 2025	$31
Change in fair value	(28)
Warrant liability as of March 31, 2025	3
Change in fair value	(1)
Warrant liability as of June 30, 2025	$2
Assets and Liabilities that are Measured at Fair Value on a Nonrecurring Basis
The Company's non-financial assets such as property and equipment and intangible assets are recorded at fair value when an impairment is recognized or at the time acquired in an asset acquisition or business combination measured using significant unobservable inputs (Level 3).
4.Bitcoin
The following table presents the activities of Bitcoin (in thousands):

Balance at January 1, 2025	$1,394
Revenue recognized from Bitcoin mined	5,835
Proceeds from sale of Bitcoin	(5,301)
Change in fair value of Bitcoin	272
Balance at June 30, 2025	$2,200
The following table presents Bitcoin holdings (in thousands except for number of Bitcoin):

	June 30, 2025	December 31, 2024
Number of Bitcoin held	20.5	14.9
Carrying basis of Bitcoin	$2,129	$1,450
For the three months ended June 30, 2025 and 2024, the Company had a realized gain of $0.3 million and a realized loss of $0.1 million, respectively, on the sale of Bitcoin. For the six months ended June 30, 2025 and 2024, the Company had a realized gain of $0.2 million and $0.6 million, respectively, on the sale of Bitcoin.

All additions of Bitcoin were generated by the Company’s Bitcoin mining operations. All dispositions of Bitcoin were the result of sales on the open market and used to fund the Company’s operations. The Company's Bitcoin holdings are not subject to sale restrictions and do not serve as collateral for any agreements. As of June 30, 2025 and December 31, 2024, the Company held no other cryptocurrency.
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
6.    Certain Balance Sheet Items
The following table summarizes other current assets (in thousands):

	June 30, 2025	December 31, 2024
Bitcoin mining hosting deposit	$730	$2,490
Prepaid insurance	113	547
Prepaid services	140	270
Prepaid mining hosting services	—	100
Other	17	31
Other current assets	$1,000	$3,438
In January 2025, the Company terminated the Rebel Hosting Agreement and agreed to a settlement amount of $2.4 million, which was included in Bitcoin mining hosting deposit at December 31, 2024.
The following table summarizes property and equipment, net (in thousands):

	June 30, 2025	December 31, 2024
Mining equipment	$26,709	$27,214
Infrastructure	1,516	—
Construction in progress	323	1,750
Total	28,548	28,964
Accumulated depreciation	(8,904)	(6,997)
Property and equipment, net	$19,644	$21,967
Depreciation expense for property and equipment was $1.3 million and $1.5 million for the three months ended June 30, 2025 and 2024, respectively. Depreciation expense for property and equipment was $2.5 million and $2.9 million for the six months ended June 30, 2025 and 2024, respectively.

For the six months ended June 30, 2025 and 2024, the Company sold 950 and 450 miners, respectively, that were included in mining equipment, for proceeds of $0.3 million and $0.2 million, respectively. The Company had a loss on the sale of miners of nil and $0.8 million during the three and six months ended June 30, 2025, respectively. The Company had a loss on the sale of miners of 0.7 million during both the three and six months ended June 30, 2024.
In March 2025, the infrastructure for an 8 MW site in Iowa was completed, and the Company entered into a management services agreement with Simple Mining LLC (“Simple Mining”) to manage the mining site. The remaining amount in construction in progress relates to equipment open to be determined deployment.
Impairment of Property and Equipment
For the three and six months ended June 30, 2025, the Company did not incur any impairment charges for its property and equipment. For the three and six months ended June 30, 2024, the Company recorded an impairment to property and equipment related to idle mining equipment not expected to return to use. The Company compared the indicated fair value to the carrying value of the mining equipment, and as a result of the analysis, an impairment charge of $0.9 million was recorded for the three and six months ended June 30, 2024. The estimated fair value of the Company’s mining equipment is classified in Level 3 of the fair value hierarchy.
The following table summarizes other non-current assets (in thousands):

	June 30, 2025	December 31, 2024
Prepaid mining hosting deposit	$773	$308
Utilities deposit	225	—
Prepaid services	102	68
Other	4	3
Other non-current assets	$1,104	$379
7.    Intangible Assets
The following table summarizes intangible assets, net (in thousands):

	June 30, 2025	December 31, 2024
Supplier agreements	$37,525	$37,525
Accumulated amortization	(35,172)	(34,430)
Intangible assets, net	$2,353	$3,095
Amortization expense for intangible assets was $0.4 million for both the three months ended June 30, 2025 and 2024. Amortization expense of intangible assets was $0.7 million for both the six months ended June 30, 2025 and 2024.
Estimated amortization expense for intangible assets is approximately $0.7 million for the remainder of 2025 and $1.5 million and $0.1 million in fiscal year 2026 and 2027, respectively.

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
In accordance with the authoritative guidance for distinguishing liabilities from equity, the Company has determined that its Series H preferred shares carry certain redemption features beyond the control of the Company. Accordingly, the Series H Preferred Shares are presented as temporary equity. For the six months ended June 30, 2025 and 2024, the Company issued nil and 4,043,850 common shares for the conversion of nil and 28,307 Series H Preferred Shares, respectively.
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
Neither the Company nor the Sales Agent are obligated to sell any Placement Shares pursuant to the AGP Agreement. Subject to the terms and conditions of the AGP Agreement, the Sales Agent will use commercially reasonable efforts, consistent with its normal trading and sales practices and applicable state and federal law, rules and regulations and the rules of Nasdaq, to sell the Placement Shares from time to time based upon the Company’s instructions, including any price, time or size limits or other customary parameters or conditions the Company may impose. Sales of the Placement Shares, if any, will be made on Nasdaq at market prices by any method permitted by law deemed to be an “at the market offering” as defined in Rule 415 of the Securities Act of 1933, as amended. For the three and six months ended June 30, 2025, the Company issued nil and 210,448 common shares, respectively, for nil and approximately $0.1 million net proceeds, respectively, under the AGP Agreement.

Pre-Funded Warrants
On November 19, 2024, Company issued pre-funded warrants (the “Pre-Funded Warrants”) to purchase up to 1,875,353 of the Company's common shares. The Pre-Funded Warrants had a purchase price of $1.4199 per share, have an exercise price of $0.0001 per share, are exercisable immediately, subject to the beneficial ownership limitations, and will expire when exercised in full. The Pre-Funded Warrants may also be exercised, in whole or in part, by means of cashless exercise pursuant to the terms in the warrant agreement. A holder will not have the right to exercise any portion of the Pre-Funded Warrants if the holder (together with its affiliates) would beneficially own in excess of 4.99% of the number of the Company's common shares outstanding immediately after giving effect to the exercise, as such percentage ownership is determined in accordance with the terms of the Pre-Funded Warrants. However, upon notice from the holder to the Company as described in the 2024 Purchase Agreement, the holder may increase the beneficial ownership limitation, which may not exceed 9.99% of the number of the Company's common shares outstanding immediately after giving effect to the exercise of Pre-Funded Warrants. For the three and six months ended June 30, 2025, the Pre-Funded Warrants to purchase 1,087,000 and 1,594,000 common shares were exercised. There are no Pre-Funded Warrants outstanding at June 30, 2025. For the three and six months ended June 30, 2025, there was no other warrant activity.
Unlimited authorized shares of common shares at no par value are available to the Company. At June 30, 2025, the Company had the following outstanding warrants to purchase common shares:

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
			8,918,988
10.Equity Incentive Plan
In May 2025, the shareholders approved the adoption of the Company’s 2025 Performance Incentive Plan (“2025 Plan”), initially authorizing the award of up to approximately 4.5 million common shares pursuant to the 2025 Plan. In addition, the share limit will automatically increase on the first trading day in January of each calendar year during the term of the 2025 Plan by an amount equal to the lesser of (i) 10% of the total number of common shares issued and outstanding on December 31 of the immediately preceding calendar year, or (ii) such number of common shares as may be established by the Board. The 2025 Plan authorizes the board of directors to grant stock and options awards to directors, employees and consultants.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Expected volatility	148.0%	126.1%	148.0%	124.3-126.1%
Expected term (in years)	3.5	3.5	3.5	3.5
Risk-free interest rate	4.0%	4.6%	4.0%	4.1-4.6%
Dividend yield	—	—	—	—
The following table summarizes option activity:

	Shares Subject to Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Options outstanding — January 1, 2025	443,170	$5.11
Granted	149,500	$0.79
Exercised	—	$—
Forfeited	(26,785)	$12.60
Options outstanding — June 30, 2025	565,885	$3.62	4.1	$—
Vested and expected to vest — June 30, 2025	565,885	$3.62	4.1	$—
Exercisable — June 30, 2025	416,385	$4.63	3.5	$—
The weighted average grant date fair values of options granted for the six months ended June 30, 2025 and 2024 was $0.67 and $1.67 per share, respectively.
Restricted Stock Units
The following table summarizes RSU activity:

	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding — January 1, 2025	760,834	$1.98
Granted	3,037,383	$0.73
Vested and released	(876,344)	$1.07
Forfeited	(1,226,417)	$1.28
Outstanding — June 30, 2025	1,695,456	$0.72
Vested and unreleased — June 30, 2025	101,451	$1.37
The estimated fair value of RSUs was based on the closing market value of the Company’s common shares on the date of grant. RSUs typically vest over a period of 12 months to three years from the original date of grant. The total grant date fair value of RSUs vested for the six months ended June 30, 2025 and 2024 was approximately $0.9 million and $1.6 million, respectively. The fair value of RSUs vested for the six months ended June 30, 2025 and 2024 was approximately $0.6 million and $1.2 million, respectively.

Share-Based Compensation Expense
The Company recorded the following compensation expense related to its share-based compensation awards (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
General and administrative	$318	$772	$389	$1,858
Total share-based compensation expense	$318	$772	$389	$1,858
Total unrecognized estimated compensation cost by type of award and the weighted-average remaining requisite service period over which such expense is expected to be recognized (in thousands, unless otherwise noted):

	June 30, 2025
	Unrecognized Expense	Remaining Weighted-Average Recognition Period (years)
RSUs	$1,041	1.5
Stock options	$92	0.9

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
A reconciliation of the numerators and denominators is as follows (in thousands, except share and per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Numerator:
Net income (loss) available to common shareholders	$1,667	$2,124	$(7,118)	$(2,353)
Denominator:
Weighted average common shares outstanding for basic income (loss) per share	27,700,956	18,711,718	27,454,024	17,644,315
Net effect of dilutive common share equivalents	23,000	2,172,569	—	—
Weighted average common shares outstanding for diluted net income (loss) per share	27,723,956	20,884,287	27,454,024	17,644,315
Net income (loss) per share:
Basic	$0.06	$0.11	$(0.26)	$(0.13)
Diluted	$0.06	$0.10	$(0.26)	$(0.13)
Anti-dilutive common share equivalents excluded from the computation of diluted net income (loss) per share were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Common share purchase warrants	8,918,988	5,842,354	8,918,988	5,842,354
Options and RSUs outstanding	2,261,341	1,700,910	2,261,341	1,700,910
Preferred shares	—	—	23,000	2,172,569

12.Commitments and Contingencies
Hosting Agreements
In April 2024, the Company entered into a Master Hosting Agreement with Simple Mining LLC (“Simple Mining”) for rack space, network services, electrical connections, routine facility maintenance, and technical support of certain of the Company’s mining equipment. On September 25, 2024, the Company entered into Amendment No. 2 to the Master Hosting Agreement (“Simple Mining Hosting”) for certain of the Company’s mining machines to be hosted at Simple Mining’s facility in Iowa. The Simple Mining Hosting agreement has a term of two years and can be terminated by the Company with 30 days advance notice. On September 25, 2024, the Company entered into Amendment No. 3 to the Master Hosting Agreement (“Simple Mining XP Hosting”) for certain of the Company’s mining machines to be racked at Simple Mining’s facility in Iowa. The Simple Mining XP Hosting agreement can be terminated by the Company with 30 days advance notice. The Company paid Simple Mining a deposit of $0.6 million representing 30 days of estimated service fees. For the three months ended June 30, 2025 and 2024, the Company incurred aggregate costs under the Simple Mining Hosting and Simple Mining XP Hosting agreements of $1.1 million and $0.5 million, respectively. For the six months ended June 30, 2025 and 2024, the Company incurred costs under the Simple Mining Hosting and Simple Mining XP Hosting Agreement of $2.6 million and $0.5 million, respectively.
In October 2023, the Company entered into a Hosting Agreement with Joshi Petroleum, LLC (the “Joshi Hosting Agreement”) for rack space, network services, electrical connections, routine facility maintenance, and technical support of certain of the Company’s mining equipment. The Joshi Hosting Agreement has an initial term of three years with subsequent one year renewal periods until either party provides written notice to the other party of its desire to avoid and given renewal term at least 30 days in advance of the conclusion of the prior initial term or renewal period. As required by the Joshi Hosting Agreement, the Company paid a deposit of $0.3 million representing the last two months of estimated service fees. For both the three months ended June 30, 2025 and 2024, the Company incurred costs under the Joshi Hosting Agreement of $0.4 million. For both the six months ended June 30, 2025 and 2024, the Company incurred costs under the Joshi Hosting Agreement of $0.8 million.
In April 2023, the Company entered into a Master Hosting Services Agreement with Rebel Mining Company, LLC (the “Rebel Hosting Agreement”) for rack space, network services, electrical connections, routine facility maintenance, and technical support of certain of the Company’s mining equipment. The Rebel Hosting Agreement had a term of three years with subsequent one year renewal periods. On January 16, 2025, the Company terminated the Rebel Hosting Agreement and agreed to a settlement amount of $2.4 million payable to the Company in satisfaction of all obligations of the Rebel Hosting Agreement and it constitutes a final settlement of all amounts owed by either party of the Rebel Hosting Agreement. For the three months ended June 30, 2025 and 2024, the Company incurred costs under the Rebel Hosting agreements of nil and $0.9 million, respectively. For the six months ended June 30, 2025 and 2024, the Company incurred costs under the Rebel Hosting Agreement of $0.1 million and $2.4 million, respectively.
Management Agreement
In March 2025, the Company entered into a management services agreement with Simple Mining LLC (“Simple Mining”) to manage its 8 MW site in Iowa for a term of 12 months, renewable for subsequent one-year terms. Management services fees paid to Simple Mining for both the three and six months ended June 30, 2025 was $0.1 million.
Letters of credit
During the ordinary course of business, the Company provides standby letters of credit to third parties as required for certain transactions initiated by the Company. As of June 30, 2025, the Company had no outstanding standby letters of credit.

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
13.Subsequent Events
On July 3, 2025, the Company granted 740,740 RSUs with a fair value of $0.5 million to outside consultants. The grant had an immediate vest of 50% of the RSUs for services performed, and the Company issued 370,370 common shares. The remaining RSUs vest upon the completion of certain business transactions.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
The following quarterly management’s discussion and analysis (“MD&A”) should be read in conjunction with our unaudited condensed consolidated financial statements and the accompanying notes of Sphere 3D Corp. (the “Company”) for the three and six months ended June 30, 2025. The condensed consolidated financial statements have been presented in United States (“U.S.”) dollars and have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). Unless the context otherwise requires, any reference to the “Company,” “Sphere 3D,” “we,” “our,” “us” or similar terms refers to Sphere 3D Corp. and its subsidiaries. Unless otherwise indicated, all references to “$” and “dollars” in this discussion and analysis mean U.S. dollars.
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
As of June 30, 2025, we owned approximately 13,000 miners, of which approximately 5,600 were in service, and a total hashrate capacity of 0.73 exahash per second (“EH/s”). We are strategizing for our future growth by refreshing a significant portion of our fleet with newer-generation machines to bolster efficiency, and starting from March 2025, we have a self-owned 8 megawatt (“MW”) facility in Iowa. Vertically integrating with self-owned facilities, such as the Iowa site, allows us to reduce our reliance on third-parties and decrease our overall cost to mine a Bitcoin. As a result of our strategic changes, during the latter part of 2024 and ongoing, mining production has decreased as we focused on our long-term strategic goals of transitioning to lower-cost hosting sites, vertically integrating to own our own sites, and refreshing our fleet with newer-generation machines
During the six months ended June 30, 2025, we mined 61.3 Bitcoin, which represented a decrease of 13.4% over the 70.8 Bitcoin we mined in the last six months of 2024. The decrease was primarily due to the April 2024 halving event, and our transition to lower-cost hosting sites and refreshing our fleet with newer-generation machines. Based on our existing operations and expected deployment of miners we have purchased, we anticipate continuing to increase exahash throughout 2025. We do not have scheduled downtime for our miners. We periodically perform both scheduled and unscheduled maintenance on our miners. Depending on the type of repair, the miner may run at a reduced speed or be taken offline. We use multiple software programs to monitor the performance of our machines. The miners owned as of June 30, 2025 have an average efficiency (joules per terahash – “J/th”) of 26.4 J/th. The miner efficiency is an indication of how efficiently we can earn Bitcoin and minimize cost to run the miner. Currently, we intend only to mine Bitcoin and we hold no other cryptocurrency other than Bitcoin.
As of June 30, 2025, we held approximately 20.5 Bitcoin. The fair value of our Bitcoin as of June 30, 2025 was approximately $2.2 million on our consolidated balance sheet.

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
Results of Operations
The Second Quarter of 2025 Compared with the Second Quarter of 2024
Revenue
For the second quarter of 2025 and 2024, we had revenues of $3.0 million and $4.7 million, respectively. The $1.7 million decrease in revenue is primarily due to the April 2024 halving event, and the process of removing our older mining equipment and replacing them with newer generation machines. The refreshing of our mining equipment is expected to be an ongoing process through 2025 which may result in further fluctuations in exahash. During the second quarter of 2025 and 2024, all of our revenue was derived from Bitcoin mining.
Operating Expenses
Cost of Revenue (exclusive of depreciation and amortization expense)
For the second quarter of 2025 and 2024, direct cost of revenues were $2.3 million and $4.0 million, respectively. The $1.7 million decrease in cost of revenue was primarily due to lower hosting fees related to machines taken offline to be relocated and the transition of removing older mining machines and replacing them with newer generation machines.

General and Administrative Expense
General and administrative expenses were $2.1 million and $3.0 million for the second quarter of 2025 and 2024. The decrease of $0.9 million was due to a decrease of $0.5 million in share-based compensation primarily related to forfeited awards, a decrease of $0.4 million in legal fees related to resolved litigation, a $0.2 million decrease in director fees, and a $0.1 million decrease in insurance and property tax expenses. These decreases were offset by an increase of $0.3 million in costs related to strategic business growth efforts.
Depreciation and Amortization Expense
Depreciation and amortization expense was $1.7 million and $1.8 million for the second quarter of 2025 and 2024, respectively. The decrease of $0.1 million was primarily due to less depreciation related to our Bitcoin mining machines due to the disposal of machines.
Impairment of Property and Equipment
Impairment of property and equipment was nil and $0.9 million for the second quarter of 2025 and 2024, respectively, and the prior year related to idle mining equipment not expected to return to use.
Loss on Disposal of Property and Equipment
Loss on disposal of property and equipment was $0.1 million and $0.7 million for the second quarter of 2025 and 2024, respectively, and related to the disposal of or sale of mining equipment.
Change in Fair Value of Bitcoin
Change in fair value of Bitcoin was a gain of $0.5 million and a loss of $0.1 million for the second quarter of 2025 and 2024, respectively. The gain or loss was the change in fair value of Bitcoin held, as well as the gains and losses from when Bitcoin was sold.
Non-Operating Income and Expenses
Investment Gain
Investment gain was $4.3 million and $7.8 million for the second quarter of 2025 and 2024, respectively, and related to realized and unrealized gains on our equity investment in Core Scientific Inc.
The First Six Months of 2025 Compared with the First Six Months of 2024
Revenue
We generated revenues of $5.8 million and $11.6 million during the first six months of 2025 and 2024, respectively. The $5.8 million decrease in revenue is primarily due to the April 2024 halving event, and the process of removing our older mining equipment and replacing them with newer generation machines. The refreshing of our mining equipment is expected to be an ongoing process through 2025 which may result in further fluctuations in exahash. During the first six months of 2025 and 2024, all of our revenue was derived from Bitcoin mining.
Operating Expenses
Cost of Revenue (exclusive of depreciation and amortization expense)
Direct cost of revenues during the first six months of 2025 and 2024 were $4.5 million and $8.3 million, respectively, representing a decrease of $3.8 million was primarily due to lower hosting fees related to machines taken offline to be relocated and the transition of removing older mining machines and replacing them with newer generation machines.

General and Administrative Expense
General and administrative expenses were $5.3 million and $6.4 million for the first six months of 2025 and 2024, respectively. The decrease of $1.1 million was primarily due to a decrease of $1.5 million in share-based compensation primarily related to forfeited awards, a decrease of $0.4 million in employee and related expenses primarily related to a decrease in headcount, a $0.3 million decrease in insurance and property tax expenses, and a $0.2 million decrease in director fees. These decreases were offset by an increase of $0.8 million in costs related to strategic business growth efforts and an increase in legal fees of $0.4 million related to the Gryphon Digital Mining, Inc. litigation.
Depreciation and Amortization Expense
Depreciation and amortization expense was $3.3 million and $3.6 million for the first six months of 2025 and 2024, respectively. The decrease of $0.3 million was primarily due to less depreciation related to our Bitcoin mining machines due to the disposal of machines.
Impairment of Property and Equipment
Impairment of property and equipment was nil and $0.9 million for the first six months of 2025 and 2024, respectively, and the prior year related to idle mining equipment not expected to return to use.
Loss on Disposal of Property and Equipment
Loss on disposal of property and equipment was $0.9 million and $0.7 million for the first six months of 2025 and 2024, respectively, and primarily related to the sale of mining equipment.
Change in Fair Value of Bitcoin
Change in fair value of Bitcoin was $0.3 million and $0.7 million for the first six months of 2025 and 2024, respectively. The gain in the first six months of 2025 and 2024 was the change in fair value of Bitcoin held, as well as the gains and losses from when Bitcoin was sold.
Non-Operating Income and Expenses
Investment Gain
Investment gain was $0.7 million and $5.1 million for the first six months of 2025 and 2024, respectively, and related to realized and unrealized gains on our equity investment in Core Scientific Inc.
Liquidity and Capital Resources
Our principal sources of liquidity are our existing cash, cash equivalents and available-for-sale equity securities. We expect to fund our operations going forward with existing cash resources, anticipated revenue from our Bitcoin mining operation, and cash that we may raise through future financing transactions. At June 30, 2025, we had cash and cash equivalents of $4.7 million compared to cash and cash equivalents of $5.4 million at December 31, 2024. As of June 30, 2025, we had working capital of $9.6 million, reflecting a decrease of $4.3 million since December 31, 2024 primarily related to sales of our available-for-sale equity securities. Cash management continues to be a priority and we are phasing out high-cost hosting contracts, leveraging our access to capital, and reducing our overall mining costs.
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

Neither us nor the Sales Agent are obligated to sell any Placement Shares pursuant to the AGP Agreement. Subject to the terms and conditions of the AGP Agreement, the Sales Agent will use commercially reasonable efforts, consistent with its normal trading and sales practices and applicable state and federal law, rules and regulations and the rules of The Nasdaq Capital Market (“Nasdaq”), to sell the Placement Shares from time to time based upon our instructions, including any price, time or size limits or other customary parameters or conditions we may impose. Sales of the Placement Shares, if any, will be made on Nasdaq at market prices by any method permitted by law deemed to be an “at the market offering” as defined in Rule 415 of the Securities Act of 1933, as amended. For the three and six months ended June 30, 2025, the Company issued nil and 210,448 common shares, respectively, for nil and $0.1 million, respectively, of net proceeds under the AGP Agreement.
Management has projected that based on our recurring losses, negative cash flows from operating activities, and our hashing rate at June 30, 2025, cash on hand may not be sufficient to allow us to continue operations and there is substantial doubt about our ability to continue as a going concern within 12 months from the date of issuance of our financial statements if we are unable to raise additional funding for operations. We expect our working capital needs to increase in the future as we continue to expand and enhance our operations. Included in our working capital is an investment in equity securities that we can liquidate as needed to assist in funding our operations. Our ability to raise additional funds for working capital through equity or debt financings or other sources may depend on the financial success of our business and successful implementation of our key strategic initiatives, financial, economic and market conditions and other factors, some of which are beyond our control. We require additional capital and if we are unsuccessful in raising that capital at a reasonable cost and at the required times, or at all, we may not be able to continue our business operations in the cryptocurrency mining industry or we may be unable to advance our growth initiatives, either of which could adversely impact our business, financial condition and results of operations. In an effort to mitigate these risks we expect to take steps to lower our cost of mining and also refresh our mining fleet to increase our mining efficiency.
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
The following table shows a summary of our cash flows (used in) provided by operating activities, investing activities, and financing activities (in thousands):

	Six Months Ended June 30,
	2025	2024
Net cash used in operating activities	$(9,928)	$(3,354)
Net cash provided by investing activities	$9,098	$7,031
Net cash provided by financing activities	$108	$—
Net cash used in operating activities. The use of cash during the first six months of 2025 was primarily a result of our net loss of $7.1 million, offset by $3.6 million in non-cash items, which primarily included a realized gain on sale of investment in equity securities, unrealized loss on investment in equity securities, depreciation and amortization, share-based compensation expense, loss on disposal of property and equipment, and change in fair value of Bitcoin.

Net cash provided by investing activities. During the first six months of 2025, we received $5.3 million from proceeds from the sale of Bitcoin, $4.8 million from proceeds from the sale of investment in equity securities, and $0.2 million for the sale of 950 miners originally included in mining equipment, offset by $1.2 million of payments for the purchase of property and equipment consisting of infrastructure for our Iowa mining site completed in 2025. During the first six months of 2024, we received $5.5 million from proceeds from the sale of investment in equity securities and $1.5 million from proceeds from the sale of Bitcoin.
Net cash provided by financing activities. For the first six months of 2025, we received $0.1 million of net proceeds from the issuance of common shares through our AGP Agreement.
Off-Balance Sheet Information
During the ordinary course of business, we may provide standby letters of credit to third parties as required for certain transactions initiated by us. As of June 30, 2025, we have no standby letters of credit outstanding.
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
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended June 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
None.
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
None.

Item 6. Exhibits.

Exhibit		Filed	Incorporated by Reference
Number	Description	Herewith	Form	File No.	Date Filed

3.1	Certificate and Articles of Amalgamation of the Company		6-K	001-36532	3/25/2015

3.2	Certificate of Amendment to the Articles of Amalgamation of the Company		6-K	001-36532	7/17/2017

3.3	Certificate of Amendment to the Articles of Amalgamation of the Company		8-K	001-36532	10/2/2018

3.4	Certificate of Amendment to the Articles of Amalgamation of the Company		8-K	001-36532	11/5/2018

3.5	Certificate of Amendment to the Articles of Amalgamation of the Company		8-K	001-36532	11/14/2018

3.6	Certificate of Amendment to the Articles of Amalgamation of the Company		8-K	001-36532	7/12/2019

3.7	Certificate of Amendment to the Articles of Amalgamation of the Company		8-K	001-36532	11/8/2019

3.8	Certificate of Amendment to the Articles of Amalgamation of the Company		8-K	001-36532	5/8/2020

3.9	Certificate of Amendment to the Articles of Amalgamation of the Company		8-K	001-36532	9/29/2020

3.10	Certificate of Amendment to the Articles of Amalgamation of the Company		6-K	001-36532	1/7/2021

3.11	Certificate of Amendment to the Articles of Amalgamation of the Company		6-K	001-36532	7/15/2021

3.12	Certificate of Amendment to the Articles of Amalgamation of the Company		6-K	001-36532	10/4/2021

3.13	Certificate of Amendment to the Articles of Amalgamation of the Company		8-K	001-36532	6/28/2023

3.14	By-law No. 1, as Amended		6-K	001-36532	7/17/2017

3.15	By-law No. 1 Amending Agreement		6-K	001-36532	2/1/2022

3.16	By-law No. 1 Amending Agreement		8-K	001-36532	1/13/2023

3.17	By-law No. 2		6-K	001-36532	5/12/2017

10.1+	Amended and Restated Employment Agreement between Sphere 3D Corp. and Kurt Kalbfleisch dated April 22, 2025		8-K	001-36532	4/28/2025

10.2+	Sphere 3D Corp. 2025 Performance Incentive Plan		S-8	333-288321	6/25/2025

10.3+	Form of Nonqualified Stock Option Agreement	X

10.4+	Form of Restricted Stock Unit Agreement	X

31.1	Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

Exhibit		Filed	Incorporated by Reference
Number	Description	Herewith	Form	File No.	Date Filed

31.2	Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document	X

101.SCH	Inline XBRL Taxonomy Extension Schema	X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase	X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase	X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase	X

101.PRE	Inline XBRL Taxonomy Presentation Linkbase	X

104	Cover Page Interactive Data File (formatted as inline XBRL as contained in Exhibit 101)	X
_____________________________________
+ Management contract or compensation plan or arrangement.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Sphere 3D Corp.

Date:	August 5, 2025	By:	/s/ Kurt L. Kalbfleisch
Kurt L. Kalbfleisch
Interim Chief Executive Officer and CFO
(Principal Executive Officer, Principal Financial and Accounting Officer)