Form 10-Q
period 2025-09-30
Sphere 3D Corp.
filed 2025-11-04
CIK 1591956

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025
or
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of October 28, 2025, there were 33,729,165 shares of the registrant’s common shares outstanding.

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements.
Sphere 3D Corp.
Condensed Consolidated Balance Sheets
(in thousands of U.S. dollars, except shares)
(unaudited)

	September 30, 2025	December 31, 2024
Assets
Current assets:
Cash and cash equivalents	$5,277	$5,425
Bitcoin	2,588	1,394
Investment in equity securities	—	7,530
Other current assets	2,058	3,438
Total current assets	9,923	17,787
Property and equipment, net	18,898	21,967
Intangible assets, net	1,981	3,095
Other non-current assets	313	379
Total assets	$31,115	$43,228
Liabilities, Temporary Equity and Shareholders’ Equity
Current liabilities:
Accounts payable	$162	$1,167
Accrued liabilities	907	1,299
Accrued payroll and employee compensation	507	1,398
Other current liabilities	4	31
Total current liabilities	1,580	3,895
Commitments and contingencies (Note 12)
Temporary equity:
Series H preferred shares, no par value, unlimited shares authorized, 161 shares issued and outstanding as of September 30, 2025 and December 31, 2024	18	18

Shareholders’ equity:
Common shares, no par value; unlimited shares authorized, 29,360,954 and 25,453,327 shares issued and outstanding as of September 30, 2025 and December 31, 2024, respectively	499,513	497,957
Accumulated other comprehensive loss	(1,809)	(1,821)
Accumulated deficit	(468,187)	(456,821)
Total shareholders’ equity	29,517	39,315
Total liabilities, temporary equity, and shareholders’ equity	$31,115	$43,228
See accompanying notes to condensed consolidated financial statements.

Sphere 3D Corp.
Condensed Consolidated Statements of Operations
(in thousands of U.S. dollars, except share and per share amounts)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Revenues:
Bitcoin mining revenue	$2,623	$2,355	$8,458	$13,967

Operating costs and expenses:
Cost of revenue (exclusive of depreciation and amortization shown below)	1,957	2,731	6,452	10,997
General and administrative	1,785	3,032	7,080	9,470
Depreciation and amortization	1,724	1,737	4,997	5,374
Loss on disposal of property and equipment	793	—	1,652	691
Impairment of property and equipment	500	—	500	860
Change in fair value of Bitcoin	(101)	8	(373)	(695)
Total operating costs and expenses	6,658	7,508	20,308	26,697
Loss from operations	(4,035)	(5,153)	(11,850)	(12,730)
Other income (expense):
Investment gain (loss)	(220)	2,437	439	7,488
Other income, net	7	2,892	47	3,067
Net income (loss) before taxes	(4,248)	176	(11,364)	(2,175)
Provision for income taxes	—	72	2	74
Net income (loss)	$(4,248)	$104	$(11,366)	$(2,249)

Net income (loss) per share:
Basic	$(0.15)	$0.01	$(0.41)	$(0.12)
Diluted	$(0.15)	$0.005	$(0.41)	$(0.12)
Shares used in computing net income (loss) per share:
Basic	28,511,990	20,733,022	27,810,554	18,681,399
Diluted	28,511,990	22,323,306	27,810,554	18,681,399
See accompanying notes to condensed consolidated financial statements.

Sphere 3D Corp.
Condensed Consolidated Statements of Comprehensive Income (Loss)
(in thousands of U.S. dollars)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024

Net income (loss)	$(4,248)	$104	$(11,366)	$(2,249)
Other comprehensive income (loss):
Foreign currency translation adjustment	(2)	—	12	(6)
Total other comprehensive income (loss)	(2)	—	12	(6)
Comprehensive income (loss)	$(4,250)	$104	$(11,354)	$(2,255)
See accompanying notes to condensed consolidated financial statements.

Sphere 3D Corp.
Condensed Consolidated Statements of Shareholders’ Equity
(in thousands of U.S. dollars, except shares)
(unaudited)

	Common Shares		Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Shareholders' Equity
	Shares	Amount
Balance at January 1, 2025	25,453,327	$497,957	$(1,821)	$(456,821)	$39,315
Issuance of common shares, net	210,448	108	—	—	108
Issuance of common shares pursuant to vesting of restricted stock units, net of shares withheld for income taxes	7,507	—	—	—	—
Exercise of pre-funded warrants	507,000	—	—	—	—
Share-based compensation	—	71	—	—	71
Other comprehensive loss	—	—	(3)	—	(3)
Net loss	—	—	—	(8,785)	(8,785)
Balance at March 31, 2025	26,178,282	498,136	(1,824)	(465,606)	30,706
Issuance of common shares pursuant to vesting of restricted stock units, net of shares withheld for income taxes	685,180	—	—	—	—
Exercise of pre-funded warrants	1,087,000	—	—	—	—
Share-based compensation	—	318	—	—	318
Other comprehensive income	—	—	17	—	17
Net income	—	—	—	1,667	1,667
Balance at June 30, 2025	27,950,462	498,454	(1,807)	(463,939)	32,708
Issuance of common shares, net	917,431	615	—	—	615
Issuance of common shares pursuant to vesting of restricted stock units, net of shares withheld for income taxes	493,061	232	—	—	232
Share-based compensation	—	212	—	—	212
Other comprehensive loss	—	—	(2)	—	(2)
Net loss	—	—	—	(4,248)	(4,248)
Balance at September 30, 2025	29,360,954	$499,513	$(1,809)	$(468,187)	$29,517

See accompanying notes to condensed consolidated financial statements.

Sphere 3D Corp.
Condensed Consolidated Statements of Shareholders’ Equity (continued)
(in thousands of U.S. dollars, except shares)
(Unaudited)

	Common Shares		Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Shareholders' Equity
	Shares	Amount
Balance at January 1, 2024	15,373,616	$475,702	$(1,808)	$(447,371)	$26,523
Cumulative adjustment from adoption of ASU 2023-08	—	—	—	20	20
Issuance of common shares for conversion of preferred shares	2,422,710	4,327	—	—	4,327
Share-based compensation	—	1,086	—	—	1,086
Other comprehensive loss	—	—	(3)	—	(3)
Net loss	—	—	—	(4,477)	(4,477)
Balance at March 31, 2024	17,796,326	481,115	(1,811)	(451,828)	27,476
Issuance of common shares for conversion of preferred shares	1,621,140	2,811	—	—	2,811
Issuance of common shares for vested restricted stock units	717,858	—	—	—	—
Issuance of common shares for settlement of liabilities	199,597	255	—	—	255
Share-based compensation	—	772	—	—	772
Other comprehensive loss	—	—	(3)	—	(3)
Net income	—	—	—	2,124	2,124
Balance at June 30, 2024	20,334,921	484,953	(1,814)	(449,704)	33,435
Issuance of common shares for conversion of preferred shares	582,283	1,798	—	—	1,798
Issuance of common shares for vested restricted stock units	23,326	—	—	—	—
Share-based compensation	—	511	—	—	511
Other comprehensive loss	—	—	—	—	—
Net income	—	—	—	104	104
Balance at September 30, 2024	20,940,530	$487,262	$(1,814)	$(449,600)	$35,848

See accompanying notes to condensed consolidated financial statements.

Sphere 3D Corp.
Condensed Consolidated Statements of Cash Flows
(in thousands of U.S. dollars)
(unaudited)

	Nine Months Ended September 30,
	2025	2024
Operating activities:
Net loss	$(11,366)	$(2,249)
Adjustments to reconcile net loss to net cash used in operating activities:
Realized gain on sale of investment in equity securities	(5,356)	(3,395)
Unrealized (gain) loss on investment in equity securities	4,917	(4,093)
Depreciation and amortization	4,997	5,374
Loss on disposal of property and equipment	1,652	691
Share-based compensation	601	2,369
Impairment of property and equipment	500	860
Change in fair value of Bitcoin	(373)	(695)
Provision for loss on other current assets	300	—
Issuance of common shares to nonemployees	232	—
Change in fair value of warrant liabilities	(27)	(173)
Bitcoin issued for services	—	538
Changes in operating assets and liabilities:
Proceeds from sale of Bitcoin	—	13,529
Mining of Bitcoin	(8,458)	(13,967)
Accounts payable and accrued liabilities	(1,340)	(1,567)
Accrued payroll and employee compensation	(891)	(100)
Other assets and liabilities, net	1,217	(186)
Net cash used in operating activities	(13,395)	(3,064)
Investing activities:
Proceeds from sale of investment in equity securities	7,969	10,538
Proceeds from sale of Bitcoin	7,637	1,522
Payments for purchase of property and equipment	(3,494)	(4,632)
Proceeds from sale of property and equipment	485	—
Net cash provided by investing activities	12,597	7,428
Financing activities:
Proceeds from issuance of common shares, net	733	—
Payment of deferred offering cost	(83)	—
Net cash provided by financing activities	650	—
Net (decrease) increase in cash and cash equivalents	(148)	4,364
Cash and cash equivalents, beginning of period	5,425	586
Cash and cash equivalents, end of period	$5,277	$4,950

Supplemental disclosures of non-cash investing and financing activities:
Property and equipment exchanged for settlement of liabilities	$1,571	$—
Amount accrued for purchases of property and equipment	$100	$—
Property and equipment sale proceeds receivable	$70	$186
Settlement of prepaid hosting services deposit with equity securities	$—	$10,000
Issuance of common shares for settlement of liabilities	$—	$255
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
Going Concern
Management has projected that based on our recurring losses, negative cash flows from operating activities, and our hashing rate at September 30, 2025, cash on hand may not be sufficient to allow the Company to continue operations and there is substantial doubt about the Company’s ability to continue as a going concern within 12 months from the date of issuance of our financial statements if we are unable to raise additional funding for operations. We expect our working capital needs to increase in the future as we continue to expand and enhance our operations. Our ability to raise additional funds for working capital through equity or debt financings or other sources may depend on the financial success of our business and successful implementation of our key strategic initiatives, financial, economic and market conditions and other factors, some of which are beyond our control. We require additional capital and if we are unsuccessful in raising that capital at a reasonable cost and at the required times, or at all, we may not be able to continue our business operations in the cryptocurrency mining industry or we may be unable to advance our growth initiatives, either of which could adversely impact our business, financial condition and results of operations. In an effort to mitigate these risks we expect to take steps to lower our cost of mining and also refresh our mining fleet to increase our mining efficiency.
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
Foreign Currency Translation
The financial statements of the Company’s foreign subsidiary, for which the functional currency is the local currency, is translated into U.S. dollars using the exchange rate at the consolidated balance sheet date for assets and liabilities and a weighted-average exchange rate during the year for revenue, expenses, gains and losses. Translation adjustments are recorded as accumulated other comprehensive income (loss) within shareholders’ equity. Gains or losses from foreign currency transactions are recognized in the condensed consolidated statements of operations. Such transactions resulted in minimal gains and losses for the three and nine months ended September 30, 2025 and 2024.
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
Investment in Equity Securities
The Company’s investments were in publicly held equity securities which had readily determinable fair values. These equity investments were recorded at fair value with unrealized holding gains and losses recorded in other income or expense in the consolidated statements of operations.

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
Concentration Risk
The Company is subject to credit risk from its cash and cash equivalents. The Company maintains its cash and cash equivalent balances with three major commercial banks. Deposits held with the financial institutions exceed the amount of insurance provided on such deposits. We are exposed to credit risk in the event of a default by the financial institutions holding the Company’s cash and cash equivalents to the extent recorded on the consolidated balance sheets. The accounts offered by the custodian of the Company’s Bitcoin are not insured by the Federal Deposit Insurance Corporation (FDIC). The Company has not experienced any losses in such accounts.

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
Share-based Compensation
The Company accounts for share-based awards, and similar equity instruments, granted to employees, non-employee directors, and consultants in accordance with the authoritative guidance for share-based compensation. Share-based compensation award types may include stock options and restricted stock units (“RSUs”), restricted stock awards (“RSAs”), and performance stock units (“PSUs”). Share-based compensation expense is recognized on a straight-lined basis over the requisite service period (usually the vesting period) except for options with graded vesting which is recognized pursuant to an accelerated method. Share-based compensation expense for an award with a performance condition is recognized when the achievement of such performance condition is determined to be probable. If the outcome of such performance condition is not determined to be probable or is not met, no compensation expense is recognized and any previously recognized compensation expense is reversed. Forfeitures are recognized as a reduction of share-based compensation expense as they occur.
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
The following tables provide a summary of the assets and liabilities that are measured at fair value on a recurring basis (in thousands):

	September 30, 2025
	Fair Value	Level 1	Level 2	Level 3
Assets:
Bitcoin	$2,588	$2,588	$—	$—
Liabilities:
Warrant liabilities	$4	$—	$—	$4

	December 31, 2024
	Fair Value	Level 1	Level 2	Level 3
Assets:
Investment in equity securities	$7,530	$7,530	$—	$—
Bitcoin	1,394	1,394	—	—
Total	$8,924	$8,924	$—	$—
Liabilities:
Warrant liabilities	$31	$—	$—	$31

The Company’s investment in equity securities was in publicly held equity securities which had readily determinable fair values. For the three and nine months ended September 30, 2025, there was no remaining unrealized gains or losses on investment in equity securities. For the three and nine months ended September 30, 2024, an unrealized loss of $0.4 million and unrealized gain of $4.1 million, respectively, was recognized within investment gain (loss) in the consolidated statements of operations related to the fair value change of the investment in equity securities.
The fair value of the warrant liabilities was measured using a Black Scholes valuation model with the following assumptions:

	September 30, 2025	December 31, 2024
Common share price	$0.74	$0.94
Expected volatility	80.0%	125.0%
Risk-free interest rate	3.8%	4.2%
Expected term (in years)	0.5	1.3
The following table presents the activities of warrant liabilities that are measured at fair value (in thousands):

Warrant liability as of January 1, 2025	$31
Change in fair value	(28)
Warrant liability as of March 31, 2025	3
Change in fair value	(1)
Warrant liability as of June 30, 2025	2
Change in fair value	2
Warrant liability as of September 30, 2025	$4
Assets and Liabilities that are Measured at Fair Value on a Nonrecurring Basis
The Company's non-financial assets such as property and equipment and intangible assets are recorded at fair value when an impairment is recognized or at the time acquired in an asset acquisition or business combination measured using significant unobservable inputs (Level 3).
4.Bitcoin
The following table presents the activities of Bitcoin (in thousands):

Balance at January 1, 2025	$1,394
Revenue recognized from Bitcoin mined	8,458
Proceeds from sale of Bitcoin	(7,637)
Change in fair value of Bitcoin	373
Balance at September 30, 2025	$2,588
The following table presents Bitcoin holdings (in thousands except for number of Bitcoin):

	September 30, 2025	December 31, 2024
Number of Bitcoin held	22.7	14.9
Carrying basis of Bitcoin	$2,586	$1,450

For the three months ended September 30, 2025 and 2024, the Company had a realized gain of $0.2 million and $2,000, respectively, on the sale of Bitcoin. For the nine months ended September 30, 2025 and 2024, the Company had a realized gain of $0.3 million and $0.6 million, respectively, on the sale of Bitcoin.
All additions of Bitcoin were generated by the Company’s Bitcoin mining operations. All dispositions of Bitcoin were the result of sales on the open market and used to fund the Company’s operations. The Company's Bitcoin holdings are not subject to sale restrictions and do not serve as collateral for any agreements. As of September 30, 2025 and December 31, 2024, the Company held no other cryptocurrency.
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
6.    Certain Balance Sheet Items
The following table summarizes other current assets (in thousands):

	September 30, 2025	December 31, 2024
Bitcoin mining hosting deposit	$1,075	$2,490
Prepaid insurance	639	547
Prepaid services	256	270
Prepaid mining hosting services	—	100
Other	88	31
Other current assets	$2,058	$3,438
In January 2025, the Company terminated the Rebel Hosting Agreement and agreed to a settlement amount of $2.4 million, which was included in Bitcoin mining hosting deposit at December 31, 2024. For the three and nine months ended September 30, 2025, the Company recorded a $0.3 million provision for the remaining outstanding portion of the settlement that is in default.

The following table summarizes property and equipment, net (in thousands):

	September 30, 2025	December 31, 2024
Mining equipment	$26,799	$27,214
Infrastructure	1,516	—
Construction in progress	—	1,750
Total	28,315	28,964
Accumulated depreciation	(9,417)	(6,997)
Property and equipment, net	$18,898	$21,967
Depreciation expense for property and equipment was $1.4 million for both the three months ended September 30, 2025 and 2024. Depreciation expense for property and equipment was $3.9 million and $4.3 million for the nine months ended September 30, 2025 and 2024, respectively.
For the nine months ended September 30, 2025 and 2024, the Company sold 2,966 and 450 miners, respectively, that were included in mining equipment, for proceeds of $1.8 million and $0.2 million, respectively. In addition, for the nine months ended September 30, 2025, there were infrastructure related assets sold for proceeds of $0.3 million. The Company had a loss on the sale of property and equipment of $0.8 million and $1.7 million during the three and nine months ended September 30, 2025, respectively. The Company had a loss on the sale of property and equipment of nil and 0.7 million during the three and nine months ended September 30, 2024, respectively.
In March 2025, the infrastructure for an 8 MW site in Iowa was completed, and the Company entered into a management services agreement with Simple Mining LLC (“Simple Mining”) to manage the mining site.
Impairment of Property and Equipment
For both the three and nine months ended September 30, 2025, the Company recorded an impairment to property and equipment for the net book value of unrepairable mining equipment of $0.5 million. For the nine months ended September 30, 2024, the Company recorded an impairment to property and equipment for idle mining equipment not expected to return to use. The Company compared the indicated fair value to the carrying value of the mining equipment, and as a result of the analysis, an impairment charge of nil and $0.9 million was recorded for the three and nine months ended September 30, 2024, respectively. The estimated fair value of the Company’s mining equipment is classified in Level 3 of the fair value hierarchy.
The following table summarizes other non-current assets (in thousands):

	September 30, 2025	December 31, 2024
Prepaid mining hosting deposit	$88	$308
Utilities deposit	225	—
Prepaid services	—	68
Other	—	3
Other non-current assets	$313	$379

7.    Intangible Assets
The following table summarizes intangible assets, net (in thousands):

	September 30, 2025	December 31, 2024
Supplier agreements	$37,525	$37,525
Accumulated amortization	(35,544)	(34,430)
Intangible assets, net	$1,981	$3,095
Amortization expense for intangible assets was $0.4 million for both the three months ended September 30, 2025 and 2024. Amortization expense of intangible assets was $1.1 million for both the nine months ended September 30, 2025 and 2024.
Estimated amortization expense for intangible assets is approximately $0.4 million for the remainder of 2025 and $1.5 million and $0.1 million in fiscal year 2026 and 2027, respectively.
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
In accordance with the authoritative guidance for distinguishing liabilities from equity, the Company has determined that its Series H preferred shares carry certain redemption features beyond the control of the Company. Accordingly, the Series H Preferred Shares are presented as temporary equity. For the nine months ended September 30, 2025 and 2024, the Company issued nil and 4,626,133 common shares for the conversion of nil and 32,383 Series H Preferred Shares, respectively.
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
Neither the Company nor the Sales Agent are obligated to sell any Placement Shares pursuant to the AGP Agreement. Subject to the terms and conditions of the AGP Agreement, the Sales Agent will use commercially reasonable efforts, consistent with its normal trading and sales practices and applicable state and federal law, rules and regulations and the rules of Nasdaq, to sell the Placement Shares from time to time based upon the Company’s instructions, including any price, time or size limits or other customary parameters or conditions the Company may impose. Sales of the Placement Shares, if any, will be made on Nasdaq at market prices by any method permitted by law deemed to be an “at the market offering” as defined in Rule 415 of the Securities Act of 1933, as amended. For the three and nine months ended September 30, 2025, under the AGP Agreement the Company issued 917,431 and 1,127,879 common shares, respectively, for $0.6 million and $0.7 million of net proceeds, respectively.
Pre-Funded Warrants
On November 19, 2024, Company issued pre-funded warrants (the “Pre-Funded Warrants”) to purchase up to 1,875,353 of the Company's common shares. The Pre-Funded Warrants had a purchase price of $1.4199 per share, an exercise price of $0.0001 per share, and were exercisable immediately. For the three and nine months ended September 30, 2025, the Pre-Funded Warrants to purchase nil and 1,594,000 common shares were exercised. There are no Pre-Funded Warrants outstanding at September 30, 2025.
Unlimited authorized shares of common shares at no par value are available to the Company. At September 30, 2025, the Company had the following outstanding warrants to purchase common shares:

Date issued	Contractual life (years)	Exercise price	Number outstanding	Expiration
September 2021	5	$66.50	1,429,422	September 8, 2026
February 2022	5	$28.00	14,286	February 7, 2027
February 2022	5	$35.00	14,286	February 7, 2027
February 2022	5	$42.00	14,286	February 7, 2027
April 2023	3	$1.342	73,556	April 17, 2026
August 2023	3	$2.75	800,000	August 11, 2026
August 2023	3	$2.75	2,162,922	August 23, 2026
November 2024	5.5	$1.50	142,858	May 21, 2030
November 2024	5.5	$1.50	4,225,353	May 21, 2030
			8,876,969
For the nine months ended September 30, 2025, 42,019 warrants were forfeited.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Expected volatility	—	—	148.0%	124.3-126.1%
Expected term (in years)	—	—	3.5	3.5
Risk-free interest rate	—	—	4.0%	4.1-4.6%
Dividend yield	—	—	—	—
The following table summarizes option activity:

	Shares Subject to Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Options outstanding — January 1, 2025	443,170	$5.11
Granted	149,500	$0.79
Exercised	—	$—
Forfeited	(26,785)	$12.60
Options outstanding — September 30, 2025	565,885	$3.62	3.9	$—
Vested and expected to vest — September 30, 2025	565,885	$3.62	3.9	$—
Exercisable — September 30, 2025	416,385	$4.63	3.2	$—
The weighted average grant date fair values of options granted for the nine months ended September 30, 2025 and 2024 was $0.67 and $1.67 per share, respectively.
Restricted Stock Units
The following table summarizes RSU activity:

	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding — January 1, 2025	760,834	$1.98
Granted	3,037,383	$0.73
Vested and released	(1,084,045)	$1.04
Forfeited	(1,226,417)	$1.28
Outstanding — September 30, 2025	1,487,755	$0.69
Vested and unreleased — September 30, 2025	89,844	$0.93
The estimated fair value of RSUs was based on the closing market value of the Company’s common shares on the date of grant. RSUs typically vest over a period of 12 months to three years from the original date of grant. The total grant date fair value of RSUs vested for the nine months ended September 30, 2025 and 2024 was approximately $1.0 million and $1.8 million, respectively. The fair value of RSUs vested for the nine months ended September 30, 2025 and 2024 was approximately $0.7 million and $1.3 million, respectively.

Restricted Stock Units with a Performance Condition
In July 2025, the Company entered into a financial advisory agreement and issued to nonemployees RSU grants with a performance condition for an aggregate of 740,740 common shares. On the grant date, 50% of the RSUs were vested and common shares issued, and the remaining will vest upon achievement of a specific performance condition and expire 12 months from the date of grant. See Note 12 Commitments and Contingencies for more information on the related financial advisory agreement.
The following table summarizes RSU with performance condition activity:

	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding — January 1, 2025	—	—
Granted	740,740	$0.62
Vested	(370,370)	$0.62
Forfeited	—	—
Outstanding — September 30, 2025	370,370	$0.62
The fair value of RSUs vested during the nine months ended September 30, 2025 was $0.2 million.
Share-Based Compensation Expense
The Company recorded the following compensation expense related to its share-based compensation awards (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
General and administrative	$212	$511	$601	$2,369
Total share-based compensation expense	$212	$511	$601	$2,369
Total unrecognized estimated compensation cost by type of award and the weighted-average remaining requisite service period over which such expense is expected to be recognized (in thousands, unless otherwise noted):

	September 30, 2025
	Unrecognized Expense	Remaining Weighted-Average Recognition Period (years)
RSUs	$853	1.3
Stock options	$67	0.7

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
A reconciliation of the numerators and denominators is as follows (in thousands, except share and per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Numerator:
Net income (loss) available to common shareholders	$(4,248)	$104	$(11,366)	$(2,249)
Denominator:
Weighted average common shares outstanding for basic income (loss) per share	28,511,990	20,733,022	27,810,554	18,681,399
Net effect of dilutive common share equivalents	—	1,590,284	—	—
Weighted average common shares outstanding for diluted net income (loss) per share	28,511,990	22,323,306	27,810,554	18,681,399
Net income (loss) per share:
Basic	$(0.15)	$0.01	$(0.41)	$(0.12)
Diluted	$(0.15)	$0.005	$(0.41)	$(0.12)
Anti-dilutive common share equivalents excluded from the computation of diluted net income (loss) per share were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Common share purchase warrants	8,876,969	5,100,780	8,876,969	5,100,780
Options and RSUs outstanding	2,424,010	1,518,165	2,424,010	1,518,165
Preferred shares	23,000	—	23,000	1,590,284

12.Commitments and Contingencies
Hosting Agreements
In April 2024, the Company entered into a Master Hosting Agreement with Simple Mining LLC (“Simple Mining”) for rack space, network services, electrical connections, routine facility maintenance, and technical support of certain of the Company’s mining equipment. On September 25, 2024, the Company entered into Amendment No. 2 to the Master Hosting Agreement (“Simple Mining Hosting”) for certain of the Company’s mining machines to be hosted at Simple Mining’s facility in Iowa. The Simple Mining Hosting agreement has a term of two years and can be terminated by the Company with 30 days advance notice. On September 25, 2024, the Company entered into Amendment No. 3 to the Master Hosting Agreement (“Simple Mining XP Hosting”) for certain of the Company’s mining machines to be racked at Simple Mining’s facility in Iowa. The Simple Mining XP Hosting agreement can be terminated by the Company with 30 days advance notice. The Company paid Simple Mining a deposit of $0.6 million representing 30 days of estimated service fees. For the three months ended September 30, 2025 and 2024, the Company incurred aggregate costs under the Simple Mining Hosting and Simple Mining XP Hosting agreements of $0.8 million and $0.5 million, respectively. For the nine months ended September 30, 2025 and 2024, the Company incurred aggregate costs under the Simple Mining Hosting and Simple Mining XP Hosting Agreement of $3.4 million and $1.0 million, respectively. In October 2025, notice was given to terminate both hosting agreements with Simple Mining effective November 2025.
In October 2023, the Company entered into a Hosting Agreement with Joshi Petroleum, LLC (the “Joshi Hosting Agreement”) for rack space, network services, electrical connections, routine facility maintenance, and technical support of certain of the Company’s mining equipment. The Joshi Hosting Agreement has an initial term of three years with subsequent one year renewal periods until either party provides written notice to the other party of its desire to avoid and given renewal term at least 30 days in advance of the conclusion of the prior initial term or renewal period. As required by the Joshi Hosting Agreement, the Company paid a deposit of $0.3 million representing the last two months of estimated service fees. For both the three months ended September 30, 2025 and 2024, the Company incurred costs under the Joshi Hosting Agreement of $0.4 million. For both the nine months ended September 30, 2025 and 2024, the Company incurred costs under the Joshi Hosting Agreement of $1.2 million.
In April 2023, the Company entered into a Master Hosting Services Agreement with Rebel Mining Company, LLC (the “Rebel Hosting Agreement”) for rack space, network services, electrical connections, routine facility maintenance, and technical support of certain of the Company’s mining equipment. The Rebel Hosting Agreement had a term of three years with subsequent one year renewal periods. On January 16, 2025, the Company terminated the Rebel Hosting Agreement and agreed to a settlement amount of $2.4 million payable to the Company in satisfaction of all obligations of the Rebel Hosting Agreement and it constitutes a final settlement of all amounts owed by either party of the Rebel Hosting Agreement. For the three months ended September 30, 2025 and 2024, the Company incurred costs under the Rebel Hosting agreements of nil and $0.7 million, respectively. For the nine months ended September 30, 2025 and 2024, the Company incurred costs under the Rebel Hosting Agreement of $0.1 million and $3.0 million, respectively. For the three and nine months ended September 30, 2025, the Company recorded a $0.3 million provision for the remaining outstanding portion of the settlement that is in default.
Management Agreement
In March 2025, the Company entered into a management services agreement with Simple Mining LLC (“Simple Mining”) to manage its 8 MW site in Iowa for a term of 12 months, renewable for subsequent one-year terms. For the three and nine months ended September 30, 2025, management services fees paid to Simple Mining were $56,000 and $139,000, respectively.
Financial Advisory Agreement
In July 2025, the Company entered into a financial advisory and consulting agreement for a term of 12 months, with automatic one month renewal periods. The agreement can be canceled by either party at any time with 10 days written notification to the other party. Fees are $25,000 per month for ongoing work, and a $1.45 million fee for certain transactions, payable in cash and equity. For both the three and nine months ended September 30, 2025, fees paid under the financial and advisory agreement were $0.3 million.

Letters of Credit
During the ordinary course of business, the Company provides standby letters of credit to third parties as required for certain transactions initiated by the Company. As of September 30, 2025, the Company had no outstanding standby letters of credit.
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
13.Subsequent Events
On October 16, 2025, the Company entered into a warrant inducement agreement with an existing institutional investor of the Company for the immediate exercise of the November 2024 warrants to purchase 4,368,211 common shares (the “Existing Warrants”) of the Company. The Existing Warrants were exercised at a reduced exercise price of $0.94 for total gross cash proceeds of $4.1 million, before deducting financial advisor fees and other transaction expenses of $0.3 million. The Company intends to use the net proceeds from the offering for working capital and other general corporate purposes. In consideration for the immediate exercise in full of the Existing Warrants, the investor received in a private placement new unregistered warrants to purchase up to 8,736,422 common shares (the "New Warrants"). The New Warrants have an exercise price of $0.94 and will be initially exercisable on the date that shareholder approval of the issuance of the New Warrants is obtained. The New Warrants will expire five years from the date of such approval. The closing of the warrant inducement transaction occurred on October 17, 2025.
In October 2025, the Company entered into a Hosting Agreement with North Campbell HostCo LLC (the “Campbell Hosting Agreement”) effective November 1, 2025, for rack space, network services, electrical connections, routine facility maintenance, and technical support of certain of the Company’s mining equipment. The Campbell Hosting Agreement has an initial term of 12 months and an initial deposit of $0.2 million.
In October 2025, the Company purchased new generation mining machines for $3.9 million.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
The following quarterly management’s discussion and analysis (“MD&A”) should be read in conjunction with our unaudited condensed consolidated financial statements and the accompanying notes of Sphere 3D Corp. (the “Company”) for the three and nine months ended September 30, 2025. The condensed consolidated financial statements have been presented in United States (“U.S.”) dollars and have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). Unless the context otherwise requires, any reference to the “Company,” “Sphere 3D,” “we,” “our,” “us” or similar terms refers to Sphere 3D Corp. and its subsidiaries. Unless otherwise indicated, all references to “$” and “dollars” in this discussion and analysis mean U.S. dollars.
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
On March 6, 2025, we received a notice from the Nasdaq Listing Qualifications Department of the Nasdaq Stock Market LLC stating that the bid price of our common shares for the last 30 consecutive trading days had closed below the minimum $1.00 per share required for continued listing under Listing Rule 5550(a)(2). In September 2025, we received an extension for a period of 180 calendar days, or until March 2, 2026, to regain compliance with the Listing Rule.
Overview
In January 2022, we commenced operations of our Bitcoin mining business and are dedicated to becoming a leader in the blockchain and cryptocurrency industry. We have established and continue to grow an enterprise-scale mining operation through the procurement of mining equipment and partnering with experienced service providers.

We obtain Bitcoin as a result of our mining operations, and when necessary we sell Bitcoin to support our operations and strategic growth. We mine Bitcoin in states which do not have any material state-specific regulatory restrictions on the mining of Bitcoin. However, it is possible that these states or other states in which we may seek to operate may create laws that would impede Bitcoin mining. We do not currently plan to engage in regular trading of Bitcoin other than sales to convert our Bitcoin into U.S. dollars. Decisions to hold or sell our Bitcoin is currently determined by management by analyzing forecasts and monitoring the market in real time. We have a hybrid treasury strategy to hold Bitcoin when possible, and sell to fund working capital requirements.
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
As of September 30, 2025, we owned approximately 12,000 miners, of which approximately 4,900 were in service, and a total hashrate capacity of 0.75 exahash per second (“EH/s”). We are strategizing for our future growth by refreshing a significant portion of our fleet with newer-generation machines to bolster efficiency, and starting from March 2025, we have a self-owned 8 megawatt (“MW”) facility in Iowa. Vertically integrating with self-owned facilities, such as the Iowa site, allows us to reduce our reliance on third-parties and decrease our overall cost to mine a Bitcoin. As a result of our strategic changes, during the latter part of 2024 and ongoing, mining production has decreased as we focused on our long-term strategic goals of transitioning to lower-cost hosting sites, vertically integrating to own our own sites, and refreshing our fleet with newer-generation machines.
During the nine months ended September 30, 2025, we mined 84.3 Bitcoin, which represented a decrease of 40.4% over the 141.5 Bitcoin we mined in the last nine months of 2024. The decrease was primarily due to the April 2024 halving event, and our transition to lower-cost hosting sites and refreshing our fleet with newer-generation machines. Based on our existing operations and expected deployment of miners we have purchased, we anticipate continuing to increase exahash throughout 2025. We do not have scheduled downtime for our miners. We periodically perform both scheduled and unscheduled maintenance on our miners. Depending on the type of repair, the miner may run at a reduced speed or be taken offline. We use multiple software programs to monitor the performance of our machines. The miners owned as of September 30, 2025 have an average efficiency (joules per terahash – “J/th”) of 23.6 J/th. The miner efficiency is an indication of how efficiently we can earn Bitcoin and minimize cost to run the miner. Currently, we intend only to mine Bitcoin and we hold no other cryptocurrency other than Bitcoin.
As of September 30, 2025, we held approximately 22.7 Bitcoin. The fair value of our Bitcoin as of September 30, 2025 was approximately $2.6 million on our consolidated balance sheet.

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
Recent Key Events
•On October 16, 2025, we entered into a warrant inducement agreement with an existing institutional investor of the Company for the immediate exercise of the November 2024 warrants to purchase 4,368,211 common shares (the “Existing Warrants”) of the Company. The Existing Warrants were exercised at a reduced exercise price of $0.94 for total gross cash proceeds of $4.1 million, before deducting financial advisor fees and other transaction expenses of $0.3 million. We intend to use the net proceeds from the offering for working capital and other general corporate purposes. In consideration for the immediate exercise in full of the Existing Warrants, the investor received in a private placement new unregistered warrants to purchase up to 8,736,422 common shares (the “New Warrants”). The New Warrants have an exercise price of $0.94 and will be initially exercisable on the date that shareholder approval of the issuance of the New Warrants is obtained. The New Warrants will expire five years from the date of such approval.
•In October 2025, we entered into a Hosting Agreement with North Campbell HostCo LLC (the “Campbell Hosting Agreement”) effective November 1, 2025, for rack space, network services, electrical connections, routine facility maintenance, and technical support of certain of our mining equipment. The Campbell Hosting Agreement has an initial term of 12 months and an initial deposit of $0.2 million.
•In October 2025, we purchased new generation mining machines for $3.9 million, which are expected to increase deployed EH/s by approximately 25% during the fourth quarter of 2025.

•In July 2025, we entered into a financial advisory and consulting agreement for a term of 12 months, with automatic one month renewal periods. The agreement can be canceled by either party at any time with a 10 days written notification to the other party. Fees are 25,000 per month for ongoing work, and $1.45 million fee for certain transactions, payable in cash and equity. In July 2025, we issued two RSU grants for an aggregate of 740,740 common shares with a fair value of approximately $0.45 million for the equity portion of the fee. In July 2025, 50% of the RSU grants vested and 370,370 common shares were issued.
Results of Operations
The Third Quarter of 2025 Compared with the Third Quarter of 2024
Revenue
For the third quarter of 2025 and 2024, we had revenues of $2.6 million and $2.4 million, respectively. The $0.2 million increase in revenue is primarily due to the increase in the fair value of Bitcoin offset by the process of removing our older mining equipment and replacing them with newer generation machines. The refreshing of our mining equipment is expected to be an ongoing process through 2025 which may result in further fluctuations in exahash. During the third quarter of 2025 and 2024, all of our revenue was derived from Bitcoin mining.
Operating Expenses
Cost of Revenue (exclusive of depreciation and amortization expense)
For the third quarter of 2025 and 2024, direct cost of revenues were $2.0 million and $2.7 million, respectively. The $0.7 million decrease in cost of revenue was primarily due to lower hosting fees related to machines taken offline to be relocated and the transition of removing older mining machines and replacing them with newer generation machines.
General and Administrative Expense
General and administrative expenses were $1.8 million and $3.0 million for the third quarter of 2025 and 2024, respectively. The $1.2 million decrease was primarily due to a $1.2 million decrease in legal fees related to a resolved litigation, a decrease of $0.3 million in share-based compensation primarily related to forfeited awards, a $0.2 million decrease in insurance expense. These decreases were offset by a $0.3 million provision for the remaining portion of the Rebel Mining Company settlement that is in default and a $0.2 million increase in costs related to strategic business growth efforts.
Depreciation and Amortization Expense
Depreciation and amortization expense was $1.7 million for both the third quarter of 2025 and 2024.
Loss on Disposal of Property and Equipment
Loss on disposal of property and equipment was $0.8 million and nil for the third quarter of 2025 and 2024, respectively, and related to the disposal of or sale of mining equipment.
Impairment of Property and Equipment
Impairment of property and equipment was $0.5 million and nil for the third quarter of 2025 and 2024, respectively, and related to unrepairable mining equipment.
Change in Fair Value of Bitcoin
Change in fair value of Bitcoin was a gain of $0.1 million for the third quarter of 2025 and an immaterial loss for the third quarter of 2024. The gain or loss was the change in fair value of Bitcoin held, as well as the gains and losses from when Bitcoin was sold.

Non-Operating Income and Expenses
Investment Gain (Loss)
Investment gain (loss) was a loss of $0.2 million and gain of $2.4 million for the third quarter of 2025 and 2024, respectively, and related to realized and unrealized gains and losses on our equity investment in Core Scientific Inc.
Other Income, Net
Other income, net was immaterial and $2.9 million for the third quarter of 2025 and 2024, respectively. The third quarter of 2024 other income, net, is primarily related to the early termination of a hosting agreement.
The First Nine Months of 2025 Compared with the First Nine Months of 2024
Revenue
We generated revenues of $8.5 million and $14.0 million during the first nine months of 2025 and 2024, respectively. The $5.5 million decrease in revenue is primarily due to the April 2024 halving event, and the process of removing our older mining equipment and replacing them with newer generation machines, offset by an increase in the fair value of Bitcoin. The refreshing of our mining equipment is expected to be an ongoing process through 2025 which may result in further fluctuations in exahash. During the first nine months of 2025 and 2024, all of our revenue was derived from Bitcoin mining.
Operating Expenses
Cost of Revenue (exclusive of depreciation and amortization expense)
During the first nine months of 2025 and 2024, direct cost of revenues were $6.5 million and $11.0 million, respectively. The $4.5 million decrease was primarily due to lower hosting fees related to machines taken offline to be relocated and the transition of removing older mining machines and replacing them with newer generation machines.
General and Administrative Expense
General and administrative expenses were $7.1 million and $9.5 million for the first nine months of 2025 and 2024, respectively. The decrease of $2.4 million was primarily due to a decrease of $1.8 million in share-based compensation primarily related to forfeited awards, a decrease in legal fees of $0.8 million related to the resolution of the Gryphon Digital Mining, Inc. litigation, a decrease of $0.5 million in employee and related expenses primarily related to a decrease in headcount, a $0.3 million decrease in insurance expense, and a $0.2 million decrease in directors’ fees. These decreases were offset by an increase of $0.9 million in costs related to strategic business growth efforts and a $0.3 million provision for the remaining portion of the Rebel Mining Company settlement that is in default.
Depreciation and Amortization Expense
Depreciation and amortization expense was $5.0 million and $5.4 million for the first nine months of 2025 and 2024, respectively. The decrease of $0.4 million was primarily due to less depreciation related to our Bitcoin mining machines due to the disposal of machines.
Loss on Disposal of Property and Equipment
Loss on disposal of property and equipment was $1.7 million and $0.7 million for the first nine months of 2025 and 2024, respectively, and primarily related to the sale of mining equipment.
Impairment of Property and Equipment
Impairment of property and equipment was $0.5 million and $0.9 million for the first nine months of 2025 and 2024, respectively, and related to unrepairable mining equipment and idle mining equipment not expected to return to use.

Change in Fair Value of Bitcoin
Change in fair value of Bitcoin was $0.4 million and $0.7 million for the first nine months of 2025 and 2024, respectively. The gain in the first nine months of 2025 and 2024 was the change in fair value of Bitcoin held, as well as the gains and losses from when Bitcoin was sold.
Non-Operating Income and Expenses
Investment Gain
Investment gain was $0.4 million and $7.5 million for the first nine months of 2025 and 2024, respectively, and related to realized and unrealized gains on our equity investment in Core Scientific Inc.
Other Income, Net
Other income, net was immaterial and $3.1 million of income, net, for the first nine months of 2025 and 2024, respectively. The first nine months of 2024 other income, net, primarily related to a $3.0 million for the early termination of a hosting agreement, and a $0.2 million fair value adjustment for warrant liabilities.
Liquidity and Capital Resources
Our principal sources of liquidity are our existing cash, cash equivalents, and our At-the-Market (“ATM”) facility. We expect to fund our operations going forward with existing cash resources, anticipated revenue from our Bitcoin mining operation, and cash that we may raise through future financing transactions. At September 30, 2025, we had cash and cash equivalents of $5.3 million compared to cash and cash equivalents of $5.4 million at December 31, 2024. As of September 30, 2025, we had working capital of $8.3 million, reflecting a decrease of $5.5 million since December 31, 2024. Cash management continues to be a priority and we are phasing out high-cost hosting contracts, leveraging our access to capital, and reducing our overall mining costs.
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
Neither us nor the Sales Agent are obligated to sell any Placement Shares pursuant to the AGP Agreement. Subject to the terms and conditions of the AGP Agreement, the Sales Agent will use commercially reasonable efforts, consistent with its normal trading and sales practices and applicable state and federal law, rules and regulations and the rules of The Nasdaq Capital Market (“Nasdaq”), to sell the Placement Shares from time to time based upon our instructions, including any price, time or size limits or other customary parameters or conditions we may impose. Sales of the Placement Shares, if any, will be made on Nasdaq at market prices by any method permitted by law deemed to be an “at the market offering” as defined in Rule 415 of the Securities Act of 1933, as amended. For the three and nine months ended September 30, 2025, under the AGP Agreement the Company issued 917,431 and 1,127,879 common shares, respectively, for $0.6 million and $0.7 million of net proceeds, respectively.

Management has projected that based on our recurring losses, negative cash flows from operating activities, and our hashing rate at September 30, 2025, cash on hand may not be sufficient to allow us to continue operations and there is substantial doubt about our ability to continue as a going concern within 12 months from the date of issuance of our financial statements if we are unable to raise additional funding for operations. We expect our working capital needs to increase in the future as we continue to expand and enhance our operations. Our ability to raise additional funds for working capital through equity or debt financings or other sources may depend on the financial success of our business and successful implementation of our key strategic initiatives, financial, economic and market conditions and other factors, some of which are beyond our control. We require additional capital and if we are unsuccessful in raising that capital at a reasonable cost and at the required times, or at all, we may not be able to continue our business operations in the cryptocurrency mining industry or we may be unable to advance our growth initiatives, either of which could adversely impact our business, financial condition and results of operations. In an effort to mitigate these risks we expect to take steps to lower our cost of mining and also refresh our mining fleet to increase our mining efficiency.
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
The following table shows a summary of our cash flows (used in) provided by operating activities, investing activities, and financing activities (in thousands):

	Nine Months Ended September 30,
	2025	2024
Net cash used in operating activities	$(13,395)	$(3,064)
Net cash provided by investing activities	$12,597	$7,428
Net cash provided by financing activities	$650	$—
Net cash used in operating activities. The use of cash during the first nine months of 2025 was primarily a result of our net loss of $11.4 million, offset by $7.4 million in non-cash items, which primarily included a realized gain on sale of investment in equity securities, depreciation and amortization, share-based compensation expense, loss on disposal of property and equipment, impairment of property and equipment, provision for loss on other assets, change in fair value of Bitcoin, and nonemployee share-based compensation performance award expense.
Net cash provided by investing activities. During the first nine months of 2025, we received $7.6 million from proceeds from the sale of Bitcoin, $8.0 million from proceeds from the sale of investment in equity securities, and $0.5 million for the sale of miners originally included in mining equipment, offset by $3.5 million of payments for the purchase of property and equipment consisting of infrastructure for our Iowa mining site completed in 2025 and newer generation mining machines. During the first nine months of 2024, we received $10.5 million from proceeds from the sale of investment in equity securities and $1.5 million from proceeds from the sale of Bitcoin, offset by $4.6 million of payments for the purchase of property and equipment consisting of newer generation mining machines.
Net cash provided by financing activities. For the first nine months of 2025, we received $0.7 million of net proceeds from the issuance of common shares through our AGP Agreement.
Off-Balance Sheet Information
During the ordinary course of business, we may provide standby letters of credit to third parties as required for certain transactions initiated by us. As of September 30, 2025, we have no standby letters of credit outstanding.

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
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended September 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Sphere 3D Corp.

Date:	November 4, 2025	By:	/s/ Kurt L. Kalbfleisch
Kurt L. Kalbfleisch
Interim Chief Executive Officer and CFO
(Principal Executive Officer, Principal Financial and Accounting Officer)