Form 10-K
period 2025-12-31
Sphere 3D Corp.
filed 2026-03-27
CIK 1591956

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2025 was approximately $16.0 million based on the closing price on The Nasdaq Capital Market reported for such date.
As of March 23, 2026, there were 3,767,086 shares of the registrant’s common shares outstanding.

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
Any reference to “Sphere 3D”, “the Company”, “we”, “our”, “us”, or similar terms refers to Sphere 3D Corp. and its wholly owned subsidiaries. The information, including any financial information, disclosed in this Annual Report on Form 10-K (the “Annual Report”) is stated as at December 31, 2025 or for the year ended December 31, 2025, as applicable, unless otherwise indicated. Unless otherwise indicated, all dollar amounts are expressed in U.S. dollar and references to “$” are to the lawful currency of the United States (“U.S.”).
PART I
Item 1. Business
Overview
Sphere 3D was incorporated under the Business Corporations Act (Ontario) on May 2, 2007 as T.B. Mining Ventures Inc. On March 24, 2015, we completed a short-form amalgamation with a wholly-owned subsidiary. In connection with the short-form amalgamation, we changed our name to “Sphere 3D Corp.” Any reference to the “Company”, “Sphere 3D”, “we”, “our”, “us”, or similar terms refers to Sphere 3D Corp. and its subsidiaries. In January 2022, we commenced operations of our Bitcoin mining business and are dedicated to becoming a leader in the blockchain and cryptocurrency industry. We have established and continue to grow an enterprise-scale mining operation through the procurement of mining equipment and partnering with experienced service providers. In December 2023, we sold our service and product segment which focused on containerization and virtualization technologies along with data management products that enabled workload-optimized solutions. We plan to continue to focus on growing our Bitcoin mining operation.
On February 9, 2026, we filed an Articles of Amendment to effect a share consolidation (also known as a reverse stock split) of our issued and outstanding common shares in the ratio of 1-for-10. The share consolidation was effective on February 9, 2026. Our common shares began trading on an adjusted basis on the Nasdaq Capital Market at the opening of trading on February 10, 2026. All share and per share amounts have been restated for all periods presented to reflect the share consolidation.

Business Combination
On March 5, 2026, we and Cathedra Bitcoin Inc. (“Cathedra”), entered into a definitive agreement to combine the two companies, in an all-stock transaction, to create a high density computing power infrastructure company focused on high-performance compute, digital assets, energy optimization, and development of power and infrastructure. The strategic combination is anticipated to enable near-term vertical integration, positioning the new entity to accelerate scalable, high-efficiency deployment across North America by leveraging a focus on low-cost power, and operational efficiency. Under the terms of the definitive arrangement agreement, entered into on March 5, 2026 (the “Arrangement Agreement”), we have agreed to acquire all of the issued and outstanding shares of Cathedra (the “Transaction”), subject to customary closing conditions, including regulatory, court, and shareholder approvals, such that upon consummation of the Transaction, Cathedra will be a wholly-owned subsidiary of the Company. If the Arrangement Agreement is terminated in certain specified circumstances, we or Cathedra would be required to pay the other party a termination fee of $0.5 million.
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
In the Bitcoin network, transactions must be validated before they are added to the blockchain. When a user initiates a transaction, it is broadcast to the network and enters the mempool, where it awaits confirmation. Full nodes verify the transaction by checking the sender’s balance and digital signature against the blockchain’s history. Once verified, miners compete to include the transaction in a new block through a process called Proof of Work, where they solve a complex cryptographic puzzle to find a valid hash that meets the network’s difficulty requirements. The first miner to solve the puzzle broadcasts the new block to the network, and if other nodes verify its validity, it is permanently added to the blockchain. As a reward for securing the network, the winning miner receives a block reward, which consists of newly minted Bitcoin, currently 3.125 BTC, along with transaction fees paid by users. Over time, as the block reward continues to halve approximately every four years, transaction fees will become an increasingly important incentive for miners to continue securing the network. This system ensures Bitcoin remains decentralized, secure, and resistant to inflation.
Bitcoin Mining
We obtain Bitcoin as a result of our mining operations, and when necessary, we sell Bitcoin to support our operations and strategic growth. We mine Bitcoin in states which do not have any material state-specific regulatory restrictions on the mining of Bitcoin. However, it is possible that these states or other states in which we may seek to operate may create laws that would impede Bitcoin mining. We do not currently plan to engage in regular trading of Bitcoin other than sales to convert our Bitcoin into U.S. dollars. Decisions to hold or sell our Bitcoin is currently determined by management by analyzing forecasts and monitoring the market in real time. We have a hybrid treasury strategy to hold Bitcoin when possible and sell to fund working capital requirements.
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
As of December 31, 2025, we owned approximately 12,600 miners, of which approximately 4,200 were in service and have a total hashrate capacity of 0.73 exahash per second (“EH/s”). We are strategizing for our future growth by refreshing a significant portion of our fleet with newer-generation machines to bolster efficiency. Beginning March 2025, we have a self-owned 8 megawatt (‘MW”) facility in Iowa (“Iowa Site”). As of February 2026, with the sale of approximately 7,700 older generation miners not in service for 437 newer generation miners, we have approximately 5,300 miners and our refresh of our miner fleet is substantially complete. Vertically integrating with self-owned facilities, such as our Iowa Site, allows us to reduce our reliance on third-party hosting sites and decrease our overall cost to mine a Bitcoin. As a result of our strategic changes, during the latter part of 2024 and ongoing, mining production has decreased as we focused on our long-term strategic goals of transitioning to lower-cost hosting sites, vertically integrating to own our own site, and refreshing our fleet with newer-generation machines.
In 2025, we mined 111.6 Bitcoin, which represented a decrease of 61.0% over the 286.3 Bitcoin we mined in 2024. The decrease was primarily due to the April 2024 halving event, our transition to lower-cost hosting sites, and refreshing our fleet with newer-generation machines. Based on our existing operations and expected deployment of miners we have purchased, we anticipate continuing to increase exahash throughout 2026. We do not have scheduled downtime for our miners. We periodically perform both scheduled and unscheduled maintenance on our miners. Depending on the type of repair, the miner may run at a reduced speed or be taken offline. We use software programs to monitor the performance of our machines. The miners owned as of December 31, 2025 have an average efficiency (joules per terahash – “J/th”) of 22.0 J/th compared to an average efficiency of 27.1 J/th in 2024. We expect efficiency to improve in 2026 to approximately 19.0 J/th. The miner efficiency is an indication of how efficiently we can earn Bitcoin and minimize cost to run the miner. Currently, we intend only to mine Bitcoin and we hold no other cryptocurrency other than Bitcoin. We do not have any power purchase agreements for the supply of power.
As of December 31, 2025, we held approximately 37.3 Bitcoin with a fair value of approximately $3.3 million included on our consolidated balance sheet.
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

We are engaged with a Bitcoin mining pool operator as our customer, to provide a service to perform hash calculations for the mining pool operator, which is our only performance obligation. Providing hash calculation services is an output of our ordinary activities. We have a service agreement with Foundry Digital LLC, a mining pool operator, to provide a service to perform hash calculations. In exchange for providing the service, we are entitled to Full Pay Per Share (“FPPS”), which is a fractional share of the fixed Bitcoin award the mining pool operator receives, plus a fractional share of the transaction fees attached to that blockchain less net Bitcoin fees due to the mining pool operator over the measurement period, as applicable. The pay-outs received are based on the expected value from the block reward plus the transaction fee reward, regardless of whether the mining pool operator successfully records a block to the blockchain. In 2024 we also had a service agreement with an additional mining pool operator, Luxor Technology Corporation.
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
Hosting Agreements
On November 1, 2025, we entered into a Hosting Agreement with North Campbell HostCo LLC (the “Campbell Hosting Agreement”), for rack space, network services, electrical connections, routine facility maintenance, and technical support of certain of our mining equipment. The Campbell Hosting Agreement has an initial term of 12 months and can be terminated based on certain defaults defined in such agreements.
On April 19, 2024, we entered into a Master Hosting Agreement with Simple Mining LLC (“Simple Mining”) for rack space, network services, electrical connections, routine facility maintenance, and technical support of certain of our mining equipment. On September 25, 2024, we entered into Amendment No. 2 to the Master Hosting Agreement (“Simple Mining Hosting”) for certain of our mining machines to be hosted at Simple Mining’s facility in Iowa. The Simple Mining Hosting agreement has a term of two years and can be terminated by us with 30 days advance notice. On September 25, 2024, we entered into Amendment No. 3 to the Master Hosting Agreement (“Simple Mining XP Hosting”) for certain mining machines to be racked at Simple Mining’s facility in Iowa until our Iowa Site was completed. The Simple Mining XP Hosting agreement can be terminated by us with 30 days advance notice. In November 2025, the Simple Mining Hosting and Simple Mining XP Hosting agreements were mutually terminated.
On October 18, 2023, we entered into a Hosting Agreement with Joshi Petroleum, LLC (the “Joshi Hosting Agreement”) for rack space, network services, electrical connections, routine facility maintenance, and technical support of certain of our mining equipment. The Joshi Hosting Agreement has an initial term of three years with subsequent one year renewal periods until either party provides written notice to the other party of its desire to avoid and given renewal term at least 30 days in advance of the conclusion of the prior initial term or renewal period. Effective January 2, 2026, the Joshi Hosting Agreement was assigned to Evolution Technology LLC.
On April 4, 2023, we entered into a Master Hosting Services Agreement with Rebel Mining Company, LLC (the “Rebel Hosting Agreement”) for rack space, network services, electrical connections, routine facility maintenance, and technical support of certain of our mining equipment. The Rebel Hosting Agreement had a term of three years with subsequent one year renewal periods. During the year ended December 31, 2024, we recorded a $0.9 million impairment to prepaid service fees held by Rebel Mining Company and is included in impairment of other assets on the consolidated statement of operations. On January 16, 2025, we terminated the Rebel Hosting Agreement and agreed to a settlement amount of $2.4 million payable to us in satisfaction of all obligations of the Rebel Hosting Agreement and it constitutes a final settlement of all amounts owed by either party of the Rebel Hosting Agreement. For the year ended December 31, 2025, we recorded a $0.3 million impairment for the portion of the settlement that was not received by us and is in default.

Management Agreement
In March 2025, we entered into a management services agreement with Simple Mining LLC (“Simple Mining”) to manage our Iowa Site for a term of 12 months, with automatic renewals for subsequent terms of 12 months unless terminated by either party with written notice 30 days prior to the expiration of the then current term.
At-the-Market Offering Program
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
Environmental Issues
At our Iowa Site, we purchase electricity from the electrical grid. No significant pollution or other types of hazardous emissions result from our direct operations, and it is not anticipated that our operations will be materially affected by federal, state or local provisions concerning environmental controls. Our costs of complying with environmental, health and safety requirements have not historically been material.
Some local, state and federal policymakers have expressed concerns over the energy consumption of data centers, including those supporting bitcoin mining, HPC, AI workloads, and the ancillary effects on the environment from that energy consumption. These concerns generally relate to grid reliability. We carefully monitor existing and pending climate change legislation, regulation and international treaties or accords for any material effect on our business or markets that we serve, our operational results, our capital expenditures or our financial position.
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

We rely on both owned mining facilities and hosting arrangements to conduct our business, and the availability and stability of these arrangements remain uncertain and highly competitive. Hosting arrangements, in particular, may be affected by changes in regulations across different countries, while owned facilities present additional risks, including operational challenges, infrastructure maintenance, and energy costs. Significant competition for suitable mining data centers is expected to persist, and government regulations—such as local permitting requirements—could further restrict the ability of both hosted and owned mining operations to begin or continue operating in certain locations. These factors could impact our ability to secure adequate infrastructure to support some of our hashrate and maintain profitable mining operations.
For a more detailed description of competitive and other risks related to our business, see Item 1A. Risk Factors.
Protection of Bitcoin Assets
Our share of Bitcoin mined from our pool is initially received by us in wallets we control, which are maintained by BitGo Trust Company, Inc. (“BitGo”), a U.S.-based digital assets exchange. We hold our Bitcoin in cold storage. Bitcoin held in cold storage is reconciled monthly and associated with unique blockchain addresses, with their activity recorded on the blockchain. For security reasons, BitGo does not disclose the geographic location of its cold storage wallets to its customers. Our custody agreement with BitGo provides that BitGo will obtain and maintain at its sole expense insurance coverage in such types and amounts as are commercially reasonable for the custodial services provided under the custody agreement. We do not carry additional insurance coverage on our bitcoin holdings. Further, we are not aware of any insurance providers or other third parties having inspection or other verification rights associated with digital assets held in storage.
Bitcoin we mine or hold for our own account may be subject to loss, theft or restriction on access. Hackers or malicious actors may launch attacks to steal, compromise or secure bitcoins, such as by attacking the bitcoin network source code, exchanges, miners, third-party platforms (including BitGo), cold and hot storage locations or software, or by other means. We may be in control and possession of substantial holdings of Bitcoin, and as we increase in size, we may become a more appealing target of hackers, malware, cyberattacks or other security threats. See Part I, Item 1C. “Cybersecurity” of this Annual Report on Form 10-K.
Industry Trends
Bitcoin market prices have historically been volatile, and fluctuations in Bitcoin prices continue to materially influence the economics of Bitcoin mining and the availability of capital within the industry. Periods of elevated Bitcoin prices have historically enabled mining companies, including publicly traded operators, to access equity and debt capital markets to fund infrastructure expansion, equipment purchases, and operational growth. These capital inflows, together with continued improvements in mining hardware efficiency, have contributed to sustained increases in global network hashrate. As network hashrate has grown, mining difficulty has increased accordingly, resulting in greater competition among miners and increasing the importance of operational efficiency, access to low-cost and reliable energy sources, and prudent capital management. Competitive pressures are expected to persist, particularly during periods in which higher Bitcoin prices incentivize additional network participation.
In addition to changes in Bitcoin prices, miner revenues are influenced by the composition of block rewards, which consist of both the fixed block subsidy and transaction fees paid by network users. Transaction fee levels have historically been volatile and are largely dependent on overall network usage and demand for block space. Increased adoption of Bitcoin and evolving on-chain activity have periodically resulted in higher transaction fees, which are paid directly to miners and supplement the block subsidy earned upon successfully validating a block. Following the April 2024 halving event, which reduced the block subsidy to 3.125 BTC per block, transaction fees may represent a more meaningful component of total miner revenue over time; however, the magnitude and consistency of such fees remain uncertain and may fluctuate significantly.

The Bitcoin mining industry has also continued to evolve structurally, with many operators increasingly emphasizing the value of their underlying power infrastructure and data center capabilities. Access to scalable energy capacity has become a primary competitive differentiator, and certain mining companies have begun exploring or implementing diversification strategies, including high-performance computing, artificial intelligence, and data center hosting applications that leverage existing infrastructure. While these initiatives may provide opportunities to diversify revenue streams and improve asset utilization, they also introduce additional operational, capital, and market risks. As a result, the Bitcoin mining industry is increasingly characterized as a capital-intensive digital infrastructure sector operating at the intersection of energy markets, data center development, and digital asset production.
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
Employees
As of December 31, 2025, we had four employees, two of which were full time.
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
There is no assurance that Bitcoin will maintain its value or that there will be meaningful levels of trading activities. In the event that the price of Bitcoin or the demand for trading Bitcoin declines, our business, operating results, and financial condition would be adversely affected.
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
Significant disruption in the cryptocurrency market may harm our reputation.
The price of Bitcoin has increased and decreased significantly during recent periods, and various Bitcoin related companies filed for bankruptcy or otherwise restructured. Due to these disruptions in the cryptocurrency market, among others, our customers, suppliers and other business partners may deem our business to be risky and lose confidence to enter into business transactions with us on terms that we deem acceptable. For example, our suppliers may require higher deposits or advance payments from us. In addition, new regulations may subject us to investigation, administrative or regulatory proceedings, and civil or criminal litigation, all of which could harm our reputation and negatively affect our business operation and the value of our common shares. As of the date of this annual report, we do not believe that our operations or financial conditions associated have been materially impacted by any reputational harm that we may face in light of the recent disruption in the cryptocurrency market. However, there is no guarantee that such disruption or any reputational harm resulting therefrom will not have a material adverse effect on our business, financial condition and results of operations in the future.
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
We believe that we are not engaged in the business of investing, reinvesting, or trading in securities, and we do not hold ourselves out as being engaged in those activities. However, under the Investment Company Act of 1940 (the “Investment Company Act”), a company may be deemed an investment company under section 3(a)(1)(C) thereof if the value of its investment securities is more than 40% of its total assets (exclusive of government securities and cash items) on an unconsolidated basis.
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
Due to concerns around resource consumption and associated environmental concerns, particularly as such concerns relate to public utilities companies, various countries, states, and cities have implemented, or are considering implementing, moratoriums on Bitcoin mining in their jurisdictions. Such moratoriums would impede Bitcoin mining and/or Bitcoin use more broadly. For example, in November 2022, New York imposed a two-year moratorium on new proof-of-work mining permits at fossil fuel plants in the state. Although we do not mine in New York, it is possible that other states may create similar laws that could have a material adverse effect on our business, financial condition and results of operations.
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
Our miners are designed to mine Bitcoin and may not be readily adaptable to other uses, a sustained decline in Bitcoin value could adversely affect our business and results of operations.
We have invested substantial capital in acquiring miners using ASIC chips designed specifically to mine Bitcoin using the 256-bit secure hashing algorithm (“SHA-256”) as efficiently and as rapidly as possible based on our assumption that we will be able to use them to mine Bitcoin and generate revenue from our operations. Therefore, our Bitcoin mining operations focus exclusively on mining Bitcoin, and our Bitcoin mining revenue is based on the value of Bitcoin we mine. Accordingly, if the value of Bitcoin declines and fails to recover, for example, because of the development and acceptance of competing blockchain platforms or technologies, including competing cryptocurrencies which our miners may not be able to mine, the revenue we generate from our Bitcoin mining operations will likewise decline. Moreover, because our miners use these highly specialized ASIC chips, we may not be able to successfully repurpose them in a timely manner, if at all, to other uses, following a sustained decline in Bitcoin value or if the Bitcoin blockchain stops using SHA-256 for solving blocks. This would result in a material adverse effect on our business and could potentially impact our ability to continue as a going concern.

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
There is a risk that some or all of our Bitcoin that we own could be lost or stolen. Cryptocurrency is stored in sites commonly referred to as “wallets” by holders of cryptocurrency which may be accessed to exchange a holder’s cryptocurrency. Access to our Bitcoin could also be restricted by cybercrime (such as a denial of service attack). Cold storage refers to any cryptocurrency wallet that is not connected to the Internet. Cold storage is generally more secure than hot storage, but is not ideal for quick or regular transactions and we may experience lag time in our ability to respond to market fluctuations in the price of our Bitcoin. We expect to hold our Bitcoin in a combination of insured institutional custody services and multi signature cold storage wallets, and maintain secure backups to reduce the risk of malfeasance, but the risk of loss of our Bitcoin cannot be wholly eliminated. Any restrictions on access to our Bitcoin due to cybercrime or other reasons could limit our ability to convert cryptocurrency to cash, potentially resulting in liquidity issues. Currently, we have Bitcoin wallets custodied by Bitgo and Coinbase (each, a “Custodian” and together, the “Custodians”). All of our wallets held by the Custodians are cold wallets. Such arrangements are governed by each Custodian’s terms of service, and we do not have an agreement with either Custodian other than such terms of service. When we decide to sell Bitcoin, we transfer it from our digital wallets held by the applicable Custodian to our trading account wallet, which is held by us. We do not currently have a specific policy for how or when to sell Bitcoin for fiat currency to fund our operations for growth or through what exchange we do so, or whether we should hold our mining rewards for investment purposes. Currently, our Bitcoin is not held for long periods of time and it is generally sold in order to fund our operations. Transfers through Bitgo over a certain size require video conference verification to ensure that the request came from one of our authorized signors, and that we in fact authorized the transfer in question.
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

We may not have adequate sources of recovery if our Bitcoin holdings are lost, stolen or destroyed.
We rely on BitGo to facilitate the custody of our Bitcoin. If our Bitcoin holdings are lost, stolen or destroyed under circumstances rendering a party, including BitGo, liable to us, the responsible party may not have the financial resources sufficient to satisfy our claim. For example, as to a particular event of loss, the only source of recovery for us might be limited, to the extent identifiable, to other responsible third parties (e.g., a thief or terrorist), any of which may not have the financial resources (including liability insurance coverage) to satisfy a valid claim of ours. While BitGo maintains insurance coverage of such types and amounts as BitGo asserts to be commercially reasonable for its custodial services provided under our custody agreement with BitGo, including certain commercial crime insurance of limited aggregate principal amount which covers losses stemming from fraud, security breach, hack and asset theft, such insurance coverage may be insufficient to protect us against all losses of our Bitcoin holdings held in custody with BitGo, whether or not stemming from security breaches, cyberattacks or other types of unlawful activity.
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
There is no guarantee that price fluctuations of cryptocurrency will compensate for the reduction in mining rewards. If a corresponding and proportionate increase in the trading price of a cryptocurrency or a proportionate decrease in mining difficulty does not follow the decrease in rewards, the revenue we earn from our Bitcoin mining operations could see a corresponding decrease, which would have a material adverse effect on our business and operations.

The value of Bitcoin may be subject to pricing risk and has historically been subject to wide swings.
Bitcoin market prices, which have historically been volatile and are impacted by a variety of factors (including those discussed below), are determined primarily using data from various exchanges, over-the-counter markets, and derivative platforms. Furthermore, such prices may be subject to factors such as those that impact commodities, more so than business activities, which could be subjected to additional influence from fraudulent or illegitimate actors, real or perceived scarcity, and political, economic, regulatory, or other conditions. Pricing may be the result of, and may continue to result in, speculation regarding future appreciation in the value of cryptocurrency, inflating and making its market prices more volatile or creating “bubble” type risks for cryptocurrency.
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
Management has projected that based on our recurring losses, negative cash flows from operating activities, and our hashing rate at December 31, 2025, cash on hand may not be sufficient to allow us to continue operations and there is substantial doubt about our ability to continue as a going concern within 12 months from the date of issuance of our financial statements if we are unable to raise additional funding for operations. We expect our working capital needs to increase in the future as we continue to expand and enhance our operations. Our ability to raise additional funds for working capital through equity or debt financings or other sources may depend on the financial success of our business and successful implementation of our key strategic initiatives, financial, economic and market conditions and other factors, some of which are beyond our control. We require additional capital and if we are unsuccessful in raising that capital at a reasonable cost and at the required times, or at all, we may not be able to continue our business operations in the cryptocurrency mining industry or we may be unable to advance our growth initiatives, either of which could adversely impact our business, financial condition and results of operations. In an effort to mitigate these risks we are taking steps to lower our cost of mining and also refresh our mining fleet to increase our mining efficiency.

Significant changes from our current forecasts, including but not limited to: (i) shortfalls from projected mining earning levels; (ii) increases in operating costs; (iii) decreases in the value of cryptocurrency; and (iv) if we do not maintain compliance with the requirements of The Nasdaq Capital Market (“Nasdaq”) and/or we do not maintain our listing with Nasdaq it could have a material adverse impact on our ability to access the level of funding necessary to continue our operations at current levels. These factors, among others, should they occur may result in our inability to continue as a going concern within 12 months from the date of issuance of our financial statements The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business and do not include any adjustments that might result from the outcome of this uncertainty.
We have a history of net losses. We may not achieve or maintain profitability.
We have limited non-recurring revenues derived from operations. We have a history of net losses, and we expect to continue to incur net losses and we may not achieve or maintain profitability. We may see continued losses during 2026 and as a result of these and other factors, we may not be able to achieve, sustain or increase profitability in the near future.
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
Our success is also dependent on our continuing ability to identify, hire, train, motivate and retain highly qualified management and finance personnel. Any such new hires may require a significant transition period prior to making a meaningful contribution. Competition for qualified employees is particularly intense in the technology industry, and we have in the past experienced difficulty recruiting qualified employees. Our failure to attract and to retain the necessary qualified personnel could seriously harm our operating results and financial condition. Competition for such personnel can be intense, and no assurance can be provided that we will be able to attract or retain highly qualified technical and managerial personnel in the future, which may have a material adverse effect on our future growth and profitability. We do not have key person insurance.
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

We may engage in strategic acquisitions and other arrangements that could disrupt our business, cause dilution to our shareholders, reduce our financial resources and harm our operating results.
We may engage in strategic transactions as part of our growth strategy, in the future, we expect to seek additional opportunities to grow our mining operations, including through purchases of miners and facilities from other operating companies, including companies in financial distress. Our ability to grow through future acquisitions will depend on the availability of, and our ability to identify, suitable acquisition and investment opportunities at an acceptable cost, our ability to compete effectively to attract those opportunities and the availability of financing to complete acquisitions. Future acquisitions will likely require us to issue common shares that would dilute our current shareholders’ percentage ownership, assume or otherwise be subject to liabilities of an acquired company, record goodwill and non-amortizable intangible assets that will be subject to impairment testing on a regular basis and potential periodic impairment charges, incur amortization expenses related to certain intangible assets, incur large acquisition and integration costs, immediate write-offs, and restructuring and other related expenses and/or become subject to litigation.
The benefits of an acquisition may also take considerable time to develop, and we cannot be certain that any particular acquisition will produce the intended benefits in a timely manner or to the extent anticipated or at all. We may experience difficulties integrating the operations, technologies and personnel of an acquired company or be subjected to liability for the target’s pre-acquisition activities or operations as a successor in interest. Such integration may divert management’s attention from normal daily operations of our business. Future acquisitions may also expose us to potential risks, including risks associated with entering markets in which we have no or limited prior experience, especially when competitors in such markets have stronger market positions, the possibility of insufficient revenues to offset the expenses we incur in connection with an acquisition and the potential loss of, or harm to, our relationships with employees and suppliers as a result of integration of new businesses.
We may not be able to timely complete our future strategic growth initiatives or within our anticipated cost estimates, if at all.
As part of our efforts to grow our hashrate and remain competitive in the market, we have completed a self-owned infrastructure for our 8 MW site in Iowa and invested in additional new mining equipment. We are also reliant on third parties for our expansion efforts, including providers of infrastructure equipment, who may be burdened by delays in manufacturing, supply chain problems, less access to capital due to macro-economic conditions, or inflation. This could increase our costs and/or delay our expansion and acquisition efforts. If we are unable to complete our planned expansions or acquisitions on schedule and within our anticipated cost estimates, our deployment of newly purchased mining equipment may be delayed, which could affect our competitiveness and our results of operation, which could have a material adverse effect on our financial condition and the market price for our securities.
We may experience increased compliance costs as a result of future strategic acquisitions.
Future strategic acquisitions could carry substantial compliance burdens, which may limit our ability to realize the anticipated benefits of such acquisitions, and may require our management and personnel to shift their focus to such compliance burdens and away from their other functions. Such increased costs and compliance burdens could affect our ability to realize the anticipated benefits of such strategic acquisitions, and our business, results of operations and financial condition may suffer as a result.
Risks Related to Our Public Company Status and Our Common Shares
Sales of common shares issuable upon exercise of outstanding warrants, the conversion of outstanding preferred shares, or the effectiveness of our registration statement may cause the market price of our common shares to decline.
As of December 31, 2025 we had warrants outstanding for the purchase of up to 1,324,534 common shares having a weighted-average exercise price of $85.32 per share. The sale of our common shares upon exercise of our outstanding warrants, or the sale of a significant amount of the common shares issued or issuable upon exercise of the warrants in the open market, or the perception that these sales may occur, could cause the market price of our common shares to decline or become highly volatile.

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
On March 6, 2025, we received a notice from the Nasdaq Listing Qualifications Department of the Nasdaq Stock Market LLC stating that the bid price of our common shares for the last 30 consecutive trading days had closed below the minimum $1.00 per share required for continued listing under Listing Rule 5550(a)(2) (the “Listing Rule”). We had a period of 180 calendar days to regain compliance with the Listing Rule. In September 2025, we received an extension for a period of 180 calendar days, or until March 2, 2026, to regain compliance with the Listing Rule.
On February 9, 2026, we filed an Articles of Amendment to effect a share consolidation (also known as a reverse stock split) of our issued and outstanding common shares in the ratio of 1-for-10. The share consolidation was effective on February 9, 2026. Our common shares began trading on an adjusted basis on the Nasdaq Capital Market at the opening of trading on February 10, 2026. On February 26, 2026, we received notification from the Nasdaq Listing Qualifications Department that we are in compliance with the Listing Rule.
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
As a publicly traded company, we will continue to incur significant legal, accounting, and other expenses. In addition, new and changing laws, regulations and standards relating to corporate governance and public disclosure for public companies, including the Dodd-Frank Wall Street Reform and Consumer Protection Act, the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”), regulations related thereto and the rules and regulations of the United States SEC and Nasdaq, have increased the costs and the time that must be devoted to compliance matters. We expect these rules and regulations will increase our legal and financial costs and lead to a diversion of management time and attention from revenue-generating activities.
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
There is also an ongoing risk that we may be treated as a Passive Foreign Investment Company (“PFIC”), for U.S. federal income tax purposes. A non-U.S. corporation generally will be considered to be a PFIC for any taxable year in which 75% or more of its gross income is passive income, or 50% or more of the average value of its assets are considered “passive assets” (generally, assets that generate passive income). This determination is highly factual, and will depend upon, among other things, our market valuation and future financial performance. Based on current business plans and financial expectations, we do not believe we were a PFIC for our tax year ended December 31, 2025, and based on current business plans and financial expectations, we expect that we will not be a PFIC for our current tax year ending December 31, 2026 or for the foreseeable future. If we were to be classified as a PFIC for any future taxable year, holders of our common shares who are U.S. taxpayers would be subject to adverse U.S. federal income tax consequences.
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
Item 4. Mine Safety Disclosures
Not applicable.
PART II
Item 5. Market For Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Our common shares are listed on The Nasdaq Capital Market under the symbol “ANY”. As of March 23, 2026, we had approximately 35 shareholders of record and beneficial owners of our common shares.
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
We obtain Bitcoin as a result of our mining operations, and when necessary, we sell Bitcoin to support our operations and strategic growth. We mine Bitcoin in states that do not have any material state-specific regulatory restrictions on the mining of Bitcoin. However, it is possible that these states or other states in which we may seek to operate may create laws that would impede Bitcoin mining. We do not currently plan to engage in regular trading of Bitcoin other than sales to convert our Bitcoin into U.S. dollars. Decisions to hold or sell our Bitcoin is currently determined by management by analyzing forecasts and monitoring the market in real time. We have a hybrid treasury strategy to hold Bitcoin when possible and sell to fund working capital requirements.
As of December 31, 2025, we owned approximately 12,600 miners, of which approximately 4,200 were in service and have a total hashrate capacity of 0.73 exahash per second (“EH/s”). We are strategizing for our future growth by refreshing a significant portion of our fleet with newer-generation machines to bolster efficiency, and starting from March 2025, we have a self-owned 8 megawatt (“MW”) facility in Iowa (“Iowa Site”). As of February 2026, with the sale of approximately 7,700 older generation miners not in service for 437 newer generation miners, we have approximately 5,300 miners and our refresh of our miner fleet is substantially complete. Vertically integrating with self-owned facilities, such as our Iowa Site, allows us to reduce our reliance on third-parties and decrease our overall cost to mine a Bitcoin. As a result of our strategic changes, during the latter part of 2024 and ongoing, mining production has decreased as we focused on our long-term strategic goals of transitioning to lower-cost hosting sites, vertically integrating to own our own site, and refreshing our fleet with newer-generation machines.
In 2025, we mined 111.6 Bitcoin, which represented a decrease of 61.0% over the 286.3 Bitcoin we mined in 2024. The decrease was primarily due to the April 2024 halving event, our transition to lower-cost hosting sites, and refreshing our fleet with newer-generation machines. Based on our existing operations and expected deployment of miners we have purchased, we anticipate continuing to increase exahash throughout 2026. We do not have scheduled downtime for our miners. We periodically perform both scheduled and unscheduled maintenance on our miners. Depending on the type of repair, the miner may run at a reduced speed or be taken offline. We use software programs to monitor the performance of our machines. The miners owned as of December 31, 2025 have an average efficiency (joules per terahash – “J/th”) of 22.0 J/th compared to an average efficiency of 27.1 J/th in 2024. We expect efficiency to improve in 2026 to approximately 19.0 J/th. The miner efficiency is an indication of how efficiently we can earn Bitcoin and minimize cost to run the miner. Currently, we intend only to mine Bitcoin and we hold no other cryptocurrency other than Bitcoin. We do not have any power purchase agreements for the supply of power.
As of December 31, 2025, we held approximately 37.3 Bitcoin. The fair value of our Bitcoin as of December 31, 2025 was approximately $3.3 million on our consolidated balance sheet.

Recent Key Events
•On March 5, 2026, we and Cathedra Bitcoin Inc. (“Cathedra”), entered into a definitive agreement to combine the two companies, in an all-stock transaction, to create a high density computing power infrastructure company focused on high-performance compute, digital assets, energy optimization, and development of power and infrastructure. The strategic combination is anticipated to enable near-term vertical integration, positioning the new entity to accelerate scalable, high-efficiency deployment across North America by leveraging a focus on low-cost power, and operational efficiency. Under the terms of the definitive arrangement agreement, entered into on March 5, 2026 (the “Arrangement Agreement”), we have agreed to acquire all of the issued and outstanding shares of Cathedra (the “Transaction”), subject to customary closing conditions, including regulatory, court, and shareholder approvals, such that upon consummation of the Transaction, Cathedra will be a wholly-owned subsidiary of the Company. If the Arrangement Agreement is terminated in certain specified circumstances, we or Cathedra would be required to pay the other party a termination fee of $0.5 million.
•On March 4, 2026, we granted 472,222 RSUs and 45,532 RSAs with an aggregate fair value of $0.7 million.
•During March 2026, under the AGP Agreement we issued 256,142 common shares for $0.4 million of net proceeds.
•On February 9, 2026, we filed an Articles of Amendment to effect a share consolidation (also known as a reverse stock split) of our issued and outstanding common shares in the ratio of 1-for-10. The share consolidation was effective on February 9, 2026. Our common shares began trading on an adjusted basis on the Nasdaq Capital Market at the opening of trading on February 10, 2026. All share and per share amounts have been restated for all periods presented to reflect the share consolidation.
•On February 9, 2026, we sold approximately 7,700 older generation miners included in property and equipment for 437 newer generation miners with a value of $1.1 million.
Results of Operations - Comparison of Years Ended December 31, 2025 and 2024
Revenue
We had revenue of $11.2 million during 2025 compared to $16.6 million during 2024. The $5.4 million decrease in revenue is primarily due to the April 2024 halving event, and the process of removing our older mining equipment and replacing it with newer generation machines, offset by an increase in the fair value of Bitcoin. The refreshing of our mining equipment is expected to be an ongoing process through the beginning of 2026 which may result in further fluctuations in exahash. During the years ended December 31, 2025 and 2024, all of our revenue was derived from Bitcoin mining.
Operating Expenses
Cost of Revenue (exclusive of depreciation and amortization expense)
For the years ended December 31, 2025 and 2024, direct cost of revenues were $8.6 million and $13.4 million, respectively. The $4.8 million decrease in cost of revenue was primarily due to lower hosting fees related to machines taken offline to be relocated and the transition of removing older mining machines and replacing them with newer generation machines and lower cost of revenue at our Iowa Site.

General and Administrative Expense
General and administrative expenses were $8.3 million and $12.4 million for the years ended December 31, 2025 and 2024, respectively. The $4.1 million decrease was primarily due to a decrease of $2.0 million in share-based compensation primarily related to forfeited awards, a decrease in legal fees of $1.4 million related to the resolution of the Gryphon Digital Mining, Inc. litigation, a decrease of $0.7 million in employee and related expenses primarily related to a decrease in headcount, a $0.5 million decrease in insurance expense, and a $0.2 million decrease in directors’ fees. These decreases were offset by an increase of $0.8 million in costs related to strategic business growth efforts.
Depreciation and Amortization Expense
Depreciation and amortization expense was $6.9 million and $7.1 million for the years ended December 31, 2025 and 2024, respectively. The decrease of $0.2 million was primarily due to less depreciation related to our Bitcoin mining machines due to the disposal of machines.
Impairment of Property and Equipment
Impairment of property and equipment was $7.2 million and $1.1 million for the years ended December 31, 2025 and 2024, respectively. For the year ended December 31, 2025, an impairment of $7.2 million was recorded for the expected sales value of mining equipment primarily due to the decline in Bitcoin price. For the year ended December 31, 2024, an impairment of $1.1 million was recorded related to idle mining equipment not expected to return to use.
Loss on Disposal of Property and Equipment
Loss on disposal of property and equipment was $1.7 million and $3.5 million for the years ended December 31, 2025 and 2024, respectively, and primarily related to the sale of mining equipment.
Change in Fair Value of Bitcoin
Change in fair value of Bitcoin was a loss of $0.3 million and a gain of $0.7 million for the years ended December 31, 2025 and 2024, respectively. The aggregate gain or loss was the change in fair value of Bitcoin held, as well as the gains and losses from when Bitcoin was sold.
Impairment of Other Assets
Impairment of other assets was $0.3 million and $1.1 million for the years ended December 31, 2025 and 2024, respectively. For the year ended December 31, 2025, an impairment of $0.3 million was recorded for the remaining portion of the Rebel Mining Company settlement that is in default. For the year ended December 31, 2024, an impairment of $0.9 million was recorded related to prepaid service fees held by Rebel Mining Company, and a $0.2 million impairment for an uncollectible other receivable.
Non-Operating Income and Expenses
Investment Income
Investment income was $0.4 million and $9.0 million for the years ended December 31, 2025 and 2024, respectively, and related to realized and unrealized gains on our equity investment in Core Scientific Inc.
Other Income, Net
Other income, net, was $0.1 million and $3.1 million for the years ended December 31, 2025 and 2024, respectively. The change of $3.0 million was primarily related to prior year income of $3.0 million for the early termination of a hosting agreement and not recurring in the current year.

Liquidity and Capital Resources
Our principal sources of liquidity are our existing cash, cash equivalents, and our At-the-Market (“ATM”) facility. We expect to fund our operations going forward with existing cash resources, anticipated revenue from our Bitcoin mining operation, and cash that we may raise through future financing transactions. At December 31, 2025, we had cash and cash equivalents of $3.7 million compared to $5.4 million at December 31, 2024. As of December 31, 2025, we had working capital of $6.9 million, reflecting a decrease in current assets of $9.1 million primarily related to the sale of our investment in equity securities, and a decrease in current liabilities of $2.1 million primarily related to a decrease in accounts payable, accrued liabilities and employee compensation.
Warrant Inducement. On October 16, 2025, we entered into a warrant inducement agreement with an existing institutional investor to us for the immediate exercise of the November 19, 2024 warrants to purchase 436,823 common shares (the “Existing Warrants”) of the Company. The Existing Warrants had an exercise price of $15.00 and were exercised at a reduced exercise price of $9.40 for total gross cash proceeds of $4.1 million, before deducting financial advisor fees and other transaction expenses of $0.4 million. We used the net proceeds from the offering for the purchase or upgrade of our Bitcoin mining fleet, and other general corporate purposes.
At-the-Market Offering Program. On January 3, 2025, we entered into a sales agreement (the “AGP Agreement”) with A.G.P./Alliance Global Partners (the “Sales Agent”). In accordance with the terms of the AGP Agreement, we may offer and sell from time to time through or to the Sales Agent, as agent or principal, our common shares having an aggregate offering price of up to $8.0 million (the “Placement Shares”). The AGP Agreement can be terminated by either party by giving two days written notice. We expect that any proceeds received from the facility will be used primarily for working capital and general corporate purposes and in furtherance of our corporate strategy which may include to accelerate efficiency, for the purchase/upgrade of our mining fleet, and vertical integration of infrastructure.
Neither us nor the Sales Agent are obligated to sell any Placement Shares pursuant to the AGP Agreement. Subject to the terms and conditions of the AGP Agreement, the Sales Agent will use commercially reasonable efforts, consistent with its normal trading and sales practices and applicable state and federal law, rules and regulations and the rules of The Nasdaq Capital Market (“Nasdaq”), to sell the Placement Shares from time to time based upon our instructions, including any price, time or size limits or other customary parameters or conditions we may impose. Sales of the Placement Shares, if any, will be made on Nasdaq at market prices by any method permitted by law deemed to be an “at the market offering” as defined in Rule 415 of the Securities Act of 1933, as amended. For the year ended December 31, 2025, through the At-the-Market Offering program 112,791 common shares were issued for net proceeds of $0.7 million.
Management has projected that based on our recurring losses, negative cash flows from operating activities, and our hashing rate at December 31, 2025, cash on hand may not be sufficient to allow us to continue operations and there is substantial doubt about our ability to continue as a going concern within 12 months from the date of issuance of our financial statements if we are unable to raise additional funding for operations. We expect our working capital needs to increase in the future as we continue to expand and enhance our operations. Our ability to raise additional funds for working capital through equity or debt financings or other sources may depend on the financial success of our business and successful implementation of our key strategic initiatives, financial, economic and market conditions and other factors, some of which are beyond our control. We require additional capital and if we are unsuccessful in raising that capital at a reasonable cost and at the required times, or at all, we may not be able to continue our business operations in the cryptocurrency mining industry or we may be unable to advance our growth initiatives, either of which could adversely impact our business, financial condition and results of operations. In an effort to mitigate these risks we are taking steps to lower our cost of mining and also refresh our mining fleet to increase our mining efficiency.
Significant changes from our current forecasts, including but not limited to: (i) shortfalls from projected mining earning levels; (ii) increases in operating costs; (iii) decreases in the value of cryptocurrency; and (iv) if we do not maintain compliance with the requirements of Nasdaq and/or we do not maintain our listing with Nasdaq it could have a material adverse impact on our ability to access the level of funding necessary to continue our operations at current levels. These factors, among others, should they occur may result in our inability to continue as a going concern within 12 months from the date of issuance of our financial statements. The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business and do not include any adjustments that might result from the outcome of this uncertainty.

The following table shows a summary of our cash flows (used in) provided by operating activities, investing activities and financing activities (in thousands):

	Year Ended December 31,
	2025	2024
Net cash used in operating activities	$(16,118)	$(4,576)
Net cash provided by investing activities	$9,992	$4,028
Net cash provided by financing activities	$4,408	$5,387
Net cash used in operating activities. The use of cash during 2025 was primarily a result of our net loss of $21.5 million, offset by $17.0 million in noncash items, which primarily included an impairment of property and equipment, a realized gain on sale of investment in equity securities, depreciation and amortization, share-based compensation expense, loss on disposal of property and equipment, provision for loss on other assets, change in fair value of Bitcoin, and nonemployee share-based compensation performance award expense.
Net cash provided by investing activities. During 2025, we received $9.0 million from proceeds from the sale of Bitcoin, $8.0 million from proceeds from the sale of investment in equity securities, and $0.6 million for the sale of miners originally included in mining equipment, offset by $7.5 million of payments for the purchase of property and equipment consisting of newer generation mining machines and infrastructure for our Iowa Site completed in 2025. During 2024, we received $11.4 million from proceeds from the sale of investment in equity securities and $1.5 million from proceeds from the sale of Bitcoin, offset by $7.1 million of payments for the purchase of property and equipment consisting of newer generation mining machines and $1.8 million in payments for construction in progress primarily for our Iowa Site completed in 2025.
Net cash provided by financing activities. During 2025, we received $3.7 million of net proceeds from a warrant inducement transaction, and we received $0.7 million of net proceeds from the issuance of common shares through our At-the-Market Offering program. During 2024, we received $5.4 million, net, from the issuance of common shares and warrants.
Off-Balance Sheet Information
During the ordinary course of business, we may provide standby letters of credit to third parties as required for certain transactions initiated by us. As of December 31, 2025, we have no standby letters of credit outstanding.
Critical Accounting Estimates
The discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles, or U.S. GAAP. The preparation of our consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. We review our estimates on an ongoing basis. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results may differ from these estimates under different assumptions or conditions. Management has determined that there are no critical accounting estimates that require disclosure. Our significant accounting policies are outlined in Note 2 to the Consolidated Financial Statements included in this Annual Report on Form 10-K.
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
Based on our evaluation under the framework in Internal Control-Integrated Framework, our Chief Executive Officer and Chief Accounting Officer concluded that our internal control over financial reporting was effective as of December 31, 2025. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. In addition, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions and that the degree of compliance with the policies or procedures may deteriorate.
This Annual Report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Management's report on internal control over financial reporting was not subject to attestation by our independent registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit us to provide only management's report in this Annual Report.
This report on internal control over financial reporting shall not be deemed to be filed for purposes of Section 18 of the Exchange Act, or otherwise subject to the liabilities of that section, and is not incorporated by reference into any of our filings, whether made before or after the date hereof, regardless of any general incorporation language in such filing.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the last fiscal quarter ended December 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information
During the three months ended December 31, 2025, no director or officer adopted or terminated any Rule 10b5-1 trading arrangement or non-rule 10b5-1 trading arrangement (as such terms are defined pursuant to Item 408 of Regulation S-K).
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
The information required by this item is incorporated by reference to the definitive Proxy Statement for our 2026 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission (“SEC”) no later than 120 days after December 31, 2025.
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
Item 11. Executive Compensation
The information required by this item is incorporated by reference to the definitive Proxy Statement for our 2026 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after December 31, 2025.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this item is incorporated by reference to the definitive Proxy Statement for our 2026 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after December 31, 2025.
Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by this item is incorporated by reference to the definitive Proxy Statement for our 2026 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after December 31, 2025.
Item 14. Principal Accounting Fees and Services
The information required by this item is incorporated by reference to the definitive Proxy Statement for our 2026 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after December 31, 2025.

PART IV
Item 15. Exhibit and Financial Statement Schedules
(a) Documents filed as part of this report.
(1) Financial Statements.
(2) Financial Statement Schedules.
Schedules not listed above have been omitted because they are not applicable or are not required or the information required to be set forth therein is included in the consolidated financial statements or notes thereto.
(3) Exhibits.
List of Exhibits required by Item 601 of Regulation S-K. See part (b) below.

(b) Exhibits

Exhibit		Filed	Incorporated by Reference
Number	Description	Herewith	Form	File No.	Date Filed

3.1	Certificate and Articles of Amalgamation		6-K	001-36532	3/25/2015

3.2	Certificate of Amendment to the Articles of Amalgamation of Sphere 3D Corp.		6-K	001-36532	7/17/2017

3.3	Certificate of Amendment to the Articles of Amalgamation of Sphere 3D Corp.		8-K	001-36532	10/2/2018

3.4	Certificate of Amendment to the Articles of Amalgamation of Sphere 3D Corp.		8-K	001-36532	11/5/2018

3.5	Certificate of Amendment to the Articles of Amalgamation of Sphere 3D Corp.		8-K	001-36532	11/14/2018

3.6	Certificate of Amendment to the Articles of Amalgamation of Sphere 3D Corp.		8-K	001-36532	7/12/2019

3.7	Certificate of Amendment to the Articles of Amalgamation of Sphere 3D Corp.		8-K	001-36532	11/8/2019

3.8	Certificate of Amendment to the Articles of Amalgamation of Sphere 3D Corp.		8-K	001-36532	5/8/2020

3.9	Certificate of Amendment to the Articles of Amalgamation of Sphere 3D Corp.		8-K	001-36532	9/29/2020

3.10	Certificate of Amendment to the Articles of Amalgamation of Sphere 3D Corp.		6-K	001-36532	1/7/2021

3.11	Certificate of Amendment to the Articles of Amalgamation of Sphere 3D Corp.		6-K	001-36532	7/15/2021

3.12	Certificate of Amendment to the Articles of Amalgamation of Sphere 3D Corp.		6-K	001-36532	10/4/2021

3.13	Certificate of Amendment to the Articles of Amalgamation of Sphere 3D Corp.		8-K	001-36532	6/28/2023

3.14	Certificate of Amendment to the Articles of Amalgamation of Sphere 3D Corp.		8-K	001-36532	2/12/2026

3.15	By-Law No. 1, as Amended		6-K	001-36532	7/17/2017

3.16	By-Law No. 1 Amending Agreement		6-K	001-36532	2/1/2022

3.17	By-Law No. 1 Amending Agreement		8-K	001-36532	1/13/2023

3.18	By-Law No. 2		6-K	001-36532	5/12/2017

4.1	Specimen Certificate evidencing Common Shares	X

4.2	Description of Securities	X

4.6	Form of Warrant		6-K	001-36532	9/9/2021

4.8	Common Share Purchase Warrant issued by Sphere 3D Corp. to LDA Capital Limited on April 17, 2023		8-K	001-36532	4/21/2023

4.9	Form of Warrant		8-K	001-36532	8/14/2023

4.10	Form of Warrant		8-K/A	001-36532	8/23/2023

4.11	Form of Warrant		8-K	001-36532	10/17/2025

10.1+	Sphere 3D Corp. 2015 Performance Incentive Plan, as amended		S-8	333-279866	5/31/2024

10.2+	Form of Executive Stock Option Agreement		10-K	001-36532	3/21/2018

10.3+	Sphere 3D Corp. 2025 Performance Incentive Plan		S-8	333-288321	6/25/2025

Exhibit		Filed	Incorporated by Reference
Number	Description	Herewith	Form	File No.	Date Filed
10.4+	Form of Nonqualified Stock Option Agreement		10-Q	333-288321	8/5/2025

10.5+	Form of Restricted Stick Unit Agreement		10-Q	333-288321	8/5/2025

10.6+	Form of Officer and Director Indemnity Agreement		10-K	001-36532	4/1/2019

10.7+	Third Amended and Restated Employment Agreement between Sphere 3D Corp. and Kurt Kalbfleisch dated November 11, 2025		8-K	001-36532	11/13/2025

10.8+	Employment Agreement between Sphere 3D Corp. and Tiah Reppas dated December 17, 2025		8-K	001-36532	12/22/2025

10.9	Securities Purchase Agreement, by and among Sphere 3D Corp. and the investors identified on the signature pages thereto, dated September 2, 2021		6-K	001-36532	9/9/2021

10.10	Securities Purchase Agreement between Sphere 3D Corp. and LDA Capital Limited, dated April 17, 2023		8-K	001-36532	4/21/2023

10.11	Form of Purchase Agreement dated August 23, 2023		8-K/A	001-36532	8/23/2023

10.12	Form of Securities Purchase Agreement dated November 19, 2024		8-K	001-36532	11/21/2024

10.13	Placement Agent Agreement entered into by and between Sphere 3D Corp. and the Placement Agent, dated November 19, 2024		8-K	001-36532	11/21/2024

10.14	Sales Agreement, dated as of January 3, 2025, by and between Sphere 3D Corp. and A.G.P./Alliance Global Partners		8-K	001-36532	1/3/2025

10.15	Form of Inducement Agreement		8-K	001-36532	10/17/2025

10.16	Financial Advisory Agreement dated October 16, 2025 by and between Sphere 3D Corp. and the Financial Advisor		8-K	001-36532	10/17/2025

10.17#	Hosting Agreement between Sphere 3D Corp. and Joshi Petroleum, LLC dated October 18, 2023		S-3/A	001-36532	7/24/2024

14.1	Code of Business Conduct and Ethics Policy		6-K	001-36532	4/1/2015

19.1	Sphere 3D Corp. Insider Trading Policy		10-K	001-36532	3/28/2025

21.1	Subsidiaries of Registrant	X

23.1	Consent of Independent Registered Public Accounting Firm	X
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

31.2	Certification of Chief Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

32.2	Certification of Chief Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

97.1	Executive Compensation Clawback Policy		10-K	001-36532	3/28/2025

101.INS	XBRL Instance Document - the instance document does not appear in the interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	X

101.SCH	XBRL Taxonomy Extension Schema	X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase	X

Exhibit		Filed	Incorporated by Reference
Number	Description	Herewith	Form	File No.	Date Filed
101.DEF	XBRL Taxonomy Extension Definition Linkbase	X

101.LAB	XBRL Taxonomy Extension Label Linkbase	X

101.PRE	XBRL Taxonomy Presentation Linkbase	X

104	Cover Page Interactive Data File (formatted as inline XBRL as contained in Exhibit 101)	X
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
Chief Executive Officer
Date:   March 27, 2026
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

Signature	Title	Date

/s/ KURT L. KALBFLEISCH	Chief Executive Officer (Principal Executive and Financial Officer)	March 27, 2026
Kurt L. Kalbfleisch

/s/ TIAH REPPAS	Chief Accounting Officer (Principal Accounting Officer)	March 27, 2026
Tiah Reppas

/s/ TIMOTHY HANLEY	Director	March 27, 2026
Timothy Hanley

/s/ SUSAN S. HARNETT	Director	March 27, 2026
Susan S. Harnett

/s/ DUNCAN J. MCEWAN	Director	March 27, 2026
Duncan J. McEwan

_______________________________________________

SPHERE 3D CORP.
For the Years Ended December 31, 2025 and 2024

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of
Sphere 3D Corp.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Sphere 3D Corp. and its subsidiaries (collectively, the “Company”) as of December 31, 2025 and 2024, and the related consolidated statements of operations, comprehensive loss, shareholders’ equity, and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.
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

Bitcoin Mining Revenue
As disclosed in Note 2 to the consolidated financial statements, the Company accounts for revenue in accordance with Topic 606, Revenue from Contracts with Customers. The Company provides a service to perform hash calculations to a third-party operated mining pool and in exchange for providing the service, the Company earns non-cash consideration in the form of bitcoin based on the Full-Pay-Per-Share (“FPPS”) payout method set forth by the mining pool operator. Bitcoin mining revenue is comprised of the block reward and transaction fees earned by the Company net of the mining pool fees charged by the mining pool operator. During the years ended December 31, 2025 and 2024, the Company recognized bitcoin mining revenue of approximately $11.2 million and $16.6 million, respectively.
We identified the auditing of mining revenue as a critical audit matter due to the nature and extent of audit effort required to perform audit procedures over the Company’s hash calculation service provided to the mining pool operator, the associated contractual payouts including the blockchain contractual inputs, the Company’s valuation of bitcoin received from the mining pool operator and evaluating the results of those procedures.
The primary procedures we performed to address this critical audit matter included the following:
•We independently confirmed with the mining pool operator the significant contractual terms utilized in the determination of mining revenue, total mining rewards earned by the Company, and the Company’s digital asset wallet addresses in which the rewards are deposited.
•Using the Company’s digital asset wallet addresses confirmed by the mining pool operator, we reconciled mining revenue earned from and paid by the mining pool operator against on-chain transactions independently obtained from the blockchain.
•We evaluated the reasonableness of the prices utilized by the Company to value bitcoin by obtaining independent bitcoin prices and comparing those to the prices used by the Company.
•We recalculated the Company’s recorded mining revenue per the calculation prescribed in the FPPS payout method, based on the hash calculation service provided to the mining pool operator, using independently obtained blockchain contractual inputs and independent bitcoin prices.
•We undertook an analytical review of total mining revenue by developing an expectation of the hashrate contributed to the mining pool operator and the mining revenue earned, and compared our expectation to the amount recorded by the Company.

/s/ MaloneBailey, LLP
www.malonebailey.com
We have served as the Company’s auditor since 2022.
Houston, Texas
March 27, 2026

Sphere 3D Corp.
Consolidated Balance Sheets
(in thousands of U.S. dollars, except shares)

	December 31, 2025	December 31, 2024
Assets
Current assets:
Cash and cash equivalents	$3,707	$5,425
Bitcoin	3,263	1,394
Investment in equity securities	—	7,530
Other current assets	1,707	3,438
Total current assets	8,677	17,787
Property and equipment, net	14,608	21,967
Intangible assets, net	1,610	3,095
Other non-current assets	225	379
Total assets	$25,120	$43,228
Liabilities, Temporary Equity and Shareholders’ Equity
Current liabilities:
Accounts payable	$427	$1,167
Accrued liabilities	544	1,299
Accrued payroll and employee compensation	831	1,398
Other current liabilities	—	31
Total current liabilities	1,802	3,895
Commitments and contingencies (Note 13)
Temporary equity:
Series H preferred shares, no par value, unlimited shares authorized, 161 shares issued and outstanding as of both December 31, 2025 and 2024	18	18

Shareholders’ equity:
Common shares, no par value; unlimited shares authorized, 3,392,541 and 2,545,342 shares issued and outstanding as of December 31, 2025 and 2024, respectively	503,414	497,957
Accumulated other comprehensive loss	(1,811)	(1,821)
Accumulated deficit	(478,303)	(456,821)
Total shareholders’ equity	23,300	39,315
Total liabilities, temporary equity, and shareholders’ equity	$25,120	$43,228
See accompanying notes to consolidated financial statements.

Sphere 3D Corp.
Consolidated Statements of Operations
(in thousands of U.S. dollars, except share and per share amounts)

	Year Ended December 31,
	2025	2024
Revenues:
Bitcoin mining revenue	$11,181	$16,608

Operating costs and expenses:
Cost of revenue (exclusive of depreciation and amortization shown below)	8,554	13,378
General and administrative	8,266	12,445
Depreciation and amortization	6,878	7,113
Impairment of property and equipment	7,185	1,146
Loss on disposal of property and equipment	1,652	3,545
Change in fair value of Bitcoin	345	(682)
Impairment of other assets	300	1,074
Total operating costs and expenses	33,180	38,019
Loss from operations	(21,999)	(21,411)
Other income (expense):
Investment gain	438	8,980
Other income, net	81	3,111
Net loss before taxes	(21,480)	(9,320)
Provision for income taxes	2	150
Net loss	$(21,482)	$(9,470)

Net loss per share:
Basic and diluted	$(7.37)	$(4.78)
Shares used in computing net loss per share:
Basic and diluted	2,914,607	1,980,163
See accompanying notes to consolidated financial statements.

Sphere 3D Corp.
Consolidated Statements of Comprehensive Loss
(in thousands of U.S. dollars)

	Year Ended December 31,
	2025	2024
Net loss	$(21,482)	$(9,470)
Other comprehensive loss:
Foreign currency translation adjustment	10	(13)
Total other comprehensive loss	10	(13)
Comprehensive loss	$(21,472)	$(9,483)
See accompanying notes to consolidated financial statements.

Sphere 3D Corp.
Consolidated Statements of Shareholders’ Equity
(in thousands of U.S. dollars, except shares)

	Common Shares		Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Shareholders' Equity
	Shares	Amount
Balance at January 1, 2024	1,537,368	$475,702	$(1,808)	$(447,371)	$26,523
Cumulative adjustment from adoption of ASU 2023-08	—	—	—	20	20
Issuance of common shares for conversion of preferred shares	619,348	13,775	—	—	13,775
Issuance of common shares and warrants, net	235,000	5,387	—	—	5,387
Issuance of common shares pursuant to the vesting of restricted stock units	105,531	—	—	—	—
Exercise of warrants	28,136	—	—	—	—
Issuance of common shares for settlement of liabilities	19,959	255	—	—	255
Share-based compensation	—	2,838	—	—	2,838
Other comprehensive loss	—	—	(13)	—	(13)
Net loss	—	—	—	(9,470)	(9,470)
Balance at December 31, 2024	2,545,342	497,957	(1,821)	(456,821)	39,315
Issuance of common shares, net	112,791	685	—	—	685
Issuance of common shares pursuant to vesting of restricted stock units, net of shares withheld for income taxes	138,185	232	—	—	232
Issuance and exercise of warrants	596,223	3,708	—	—	3,708
Share-based compensation	—	832	—	—	832
Other comprehensive income	—	—	10	—	10
Net loss	—	—	—	(21,482)	(21,482)
Balance at December 31, 2025	3,392,541	$503,414	$(1,811)	$(478,303)	$23,300
See accompanying notes to consolidated financial statements.

Sphere 3D Corp.
Consolidated Statements of Cash Flows
(in thousands of U.S. dollars)

	Year Ended December 31,
	2025	2024
Operating activities:
Net loss	$(21,482)	$(9,470)
Adjustments to reconcile net loss to net cash used in operating activities:
Impairment of property and equipment	7,185	1,146
Depreciation and amortization	6,878	7,113
Realized gain on sale of investment in equity securities	(5,355)	(4,063)
Unrealized (gain) loss on investment in equity securities	4,917	(4,917)
Loss on disposal of property and equipment	1,652	3,545
Share-based compensation	832	2,838
Change in fair value of Bitcoin	345	(682)
Impairment of other assets	300	1,074
Issuance of common shares to nonemployees	232	—
Change in fair value of warrant liabilities	(31)	(174)
Bitcoin issued for services	—	538
Changes in operating assets and liabilities:
Proceeds from sale of Bitcoin	—	14,842
Mining of Bitcoin	(11,181)	(16,608)
Accounts payable and accrued liabilities	(833)	(262)
Accrued payroll and employee compensation	(567)	171
Other assets	980	453
Other liabilities	10	(120)
Net cash used in operating activities	(16,118)	(4,576)
Investing activities:
Proceeds from sale of Bitcoin	8,967	1,522
Proceeds from sale of equity investment	7,969	11,450
Payments for purchase of property and equipment	(7,499)	(8,944)
Proceeds from sale of property and equipment	555	—
Net cash provided by investing activities	9,992	4,028
Financing activities:
Proceeds from exercise of warrants	4,106	—
Proceeds from issuance of common shares and warrants	733	5,495
Payments for issuance costs for common shares and warrants	(431)	(108)
Net cash provided by financing activities	4,408	5,387
Net (decrease) increase in cash, and cash equivalents	(1,718)	4,839
Cash, and cash equivalents, beginning of year	5,425	586
Cash, and cash equivalents, end of year	$3,707	$5,425
See accompanying notes to consolidated financial statements.

Sphere 3D Corp.
Consolidated Statements of Cash Flows continued
(in thousands of U.S. dollars)

	Year Ended December 31,
	2025	2024
Supplemental disclosures of cash flow information:
Cash paid for foreign income taxes	$74	$16
Cash paid for interest	$—	$323
Supplemental disclosures of noncash investing and financing activities:
Property and equipment exchanged for settlement of liabilities	$1,571	$825
Property and equipment received by settlement of other assets	$100	$—
Settlement of prepaid hosting services deposit with equity securities	$—	$10,000
Issuance of common shares for settlement of liabilities	$—	$255

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
Share Consolidation
On February 9, 2026, the Company filed an Articles of Amendment to effect a share consolidation (also known as a reverse stock split) of its issued and outstanding common shares in the ratio of 1-for-10. The share consolidation was effective on February 9, 2026. The Company’s common shares began trading on an adjusted basis on the Nasdaq Capital Market at the opening of trading on February 10, 2026. All share and per share amounts have been restated for all periods presented to reflect the share consolidation.
Going Concern
Management has projected that based on our recurring losses, negative cash flows from operating activities, and our hashing rate at December 31, 2025, cash on hand may not be sufficient to allow the Company to continue operations and there is substantial doubt about the Company’s ability to continue as a going concern within 12 months from the date of issuance of its financial statements if we are unable to raise additional funding for operations. We expect our working capital needs to increase in the future as we continue to expand and enhance our operations. Our ability to raise additional funds for working capital through equity or debt financings or other sources may depend on the financial success of our business and successful implementation of our key strategic initiatives, financial, economic and market conditions and other factors, some of which are beyond our control. We require additional capital and if we are unsuccessful in raising that capital at a reasonable cost and at the required times, or at all, we may not be able to continue our business operations in the cryptocurrency mining industry or we may be unable to advance our growth initiatives, either of which could adversely impact our business, financial condition and results of operations. In an effort to mitigate these risks we are taking steps to lower our cost of mining and also refresh our mining fleet to increase our mining efficiency.
Significant changes from our current forecasts, including but not limited to: (i) shortfalls from projected mining earning levels; (ii) increases in operating costs; (iii) decreases in the value of cryptocurrency; and (iv) if we do not maintain compliance with the requirements of The Nasdaq Capital Market (“Nasdaq”) and/or we do not maintain our listing with Nasdaq it could have a material adverse impact on the Company’s ability to access the level of funding necessary to continue its operations at current levels. These factors, among others, should they occur may result in the Company’s inability to continue as a going concern within 12 months from the date of issuance of its financial statements. The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business and do not include any adjustments that might result from the outcome of this uncertainty.
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
Foreign Currency Translation
The financial statements of the Company’s subsidiary, for which the functional currency is the local currency, is translated into U.S. dollars using the exchange rate at the consolidated balance sheet date for assets and liabilities and a weighted-average exchange rate during the year for revenue, expenses, gains and losses. Translation adjustments are recorded as accumulated other comprehensive income (loss) within shareholders’ equity. Gains or losses from foreign currency transactions are recognized in the consolidated statements of operations. Such transactions resulted in a minimal loss for both the years ended December 31, 2025 and 2024.
Cash and Cash Equivalents
Highly liquid investments with insignificant interest rate risk and original maturities of three months or less, when purchased, are classified as cash equivalents. Cash equivalents are composed of money market funds. Cash and cash equivalents that exceed federally insured limits are maintained with financial institutions. The Company has not experienced any losses related to these balances and believes credit risk to be minimal.
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
Property and Equipment
Property and equipment primarily consists of mining equipment and infrastructure and is stated at cost, including purchase price, shipping and custom fees, and is depreciated using the straight-line method over the estimated useful lives of the assets, generally three years to ten years.
The carrying amounts of property and equipment are reviewed when events or changes in circumstances indicate the assets may not be recoverable. If any such indication exists, the fair value of the asset is estimated in order to determine the extent of the impairment loss, if any.

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
Impairment of Intangible Assets
Regular reviews of intangible assets are performed to determine if any event has occurred that may indicate that intangible assets with finite useful lives and other long-lived assets are potentially impaired. Triggering events for impairment reviews may be indicators such as adverse industry or economic trends, restructuring actions, lower projections of profitability, or a sustained decline in the Company's market capitalization. Intangible assets are quantitatively assessed for impairment, if necessary, by comparing their estimated fair values to their carrying values. If the carrying value exceeds the fair value, the difference is recorded as an impairment.
Warrants
Warrants are accounted for as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance. Warrants that meet the definition of a derivative financial instrument, and that also meet the equity scope exception criteria, are classified as equity. Equity classified warrants are recorded at their initial fair value and are not subject to fair value remeasurement provided that the criteria for equity classification continues to be met. Warrants that are classified for liabilities are accounted for at fair value on the consolidated balance sheets, subject to fair value remeasurement at each balance sheet date with changes in fair value recognized in other income, net in the consolidated statements of operations. Warrant liabilities include a common share purchase warrant issued in connection with previously outstanding convertible debt. The classification of warrants, including whether warrants should be recorded as liabilities or as equity, is re-assessed at the end of each reporting period. The fair value of both equity-classified and liability-classified warrants are determined using the Black-Scholes options pricing model (“Black-Scholes model”) which includes Level 3 inputs.
Revenue Recognition
Revenue is accounted for pursuant to ASU 2014-09, Revenue from Contracts with Customers and all the related amendments (“Topic 606”). Under Topic 606, an entity is required to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services, and contract consideration will be recognized on a “sell-in basis” or when control of the purchased goods or services transfer to the distributor.
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
Operating Segment
Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker (“CODM”), or decision–making group, in deciding how to allocate resources and assess performance. The Company’s CODM is the Chief Executive Officer. The Company operates as one operating segment and uses net income or loss as a measure of profit or loss on a consolidated basis in making decisions regarding resource allocation and performance assessment. Additionally, the CODM regularly reviews the Company’s expenses on a consolidated basis. The financial metrics used by the CODM help make key operating decisions, such as determination of capital expenditure purchases and significant acquisitions and allocation of budget between cost of revenues and general and administrative expenses. The measure of segment assets is reported on the consolidated balance sheet as total consolidated assets. The significant expense categories regularly provided to the CODM include cost of revenue, general and administrative expenses, depreciation and amortization, impairment of property and equipment, and change in fair value of Bitcoin. These expense categories are reported as separate line items in the consolidated statements of operations.
Income Taxes
Income taxes are provided for by utilizing the asset and liability approach of accounting for income taxes. Under this approach, deferred taxes represent the future tax consequences expected to occur when the reported amounts of assets and liabilities are recovered or paid. The provision for income taxes generally represents income taxes paid or payable for the current year plus the change in deferred taxes during the year. Deferred taxes result from differences between the financial and tax basis of assets and liabilities and are adjusted for changes in tax rates and tax laws when changes are enacted. Valuation allowances are recorded to reduce deferred tax assets when a judgment is made that it is considered more likely than not that a tax benefit will not be realized. A decision to record a valuation allowance results in an increase in income tax expense or a decrease in income tax benefit. If the valuation allowance is released in a future period, income tax expense will be reduced accordingly.
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
Concentration Risk
The Company maintains its cash and cash equivalent balances with three major commercial banks. Deposits held with the financial institutions exceed the amount of insurance provided on such deposits. The Company is exposed to credit risk in the event of a default by the financial institutions holding the cash and cash equivalents to the extent recorded on the consolidated balance sheets. The accounts offered by the custodian of the Company’s Bitcoin are not insured by the Federal Deposit Insurance Corporation (FDIC). There have not been any losses in such accounts.
There are certain customers who individually represented 10% or more of the Company’s revenue. During the years ended December 31, 2025 and 2024, revenue was concentrated with one mining pool operator, Foundry Digital LLC, and all Bitcoin resided with one custodian. In the prior year, the Company also had a service agreement with an additional mining pool operator, Luxor Technology Corporation.
The Company is dependent on a small number of Bitcoin mining equipment suppliers to provide a supply of new generation Bitcoin mining machines. The growth in the Company’s business is directly related to increased demand for hosting services and Bitcoin which is dependent in large part on the availability of new generation mining machines offered for sale at a price conducive to profitable Bitcoin mining. As more companies seek to enter the mining industry, the demand for machines may outpace supply and create mining machine equipment shortages. Currently there is not an agreement with suppliers to purchase additional machines, and therefore there is no guarantee that the Company will be able to purchase machines on terms acceptable to it.
Share-based Compensation
Share-based awards, and similar equity instruments, granted to employees, non-employee directors, and consultants are accounted for in accordance with the authoritative guidance for share-based compensation. Share-based compensation award types may include stock options and restricted stock units (“RSUs”), restricted stock awards (“RSAs”), and performance stock units (“PSUs”). Share-based compensation expense is recognized on a straight-lined basis over the requisite service period (usually the vesting period) except for options with graded vesting which is recognized pursuant to an accelerated method. Share-based compensation expense for an award with a performance condition is recognized when the achievement of such performance condition is determined to be probable. If the outcome of such performance condition is not determined to be probable or is not met, no compensation expense is recognized and any previously recognized compensation expense is reversed. Forfeitures are recognized as a reduction of share-based compensation expense as they occur.
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
In September 2025, the FASB issued accounting standards update (“ASU”) No. 2025-07, Derivatives and Hedging (Topic 815) and Revenue from Contracts with Customers (Topic 606): Scope Clarification and Accounting for Certain Contracts and Customer Share-Based Consideration (“ASU 2025-07”), which narrows the types of contracts subject to derivative accounting by excluding those whose payouts depend solely on an entity’s own operational metrics, rather than market-based variables, and clarifies that share-based or warrant consideration received from a customer is accounted for under Topic 606 until the right to retain the instrument is unconditional, after which the guidance in Topic 815 and 321 applies. The amendments are effective for annual periods beginning after December 15, 2026, which early adoption permitted, and may be applied prospectively or on a modified retrospective basis with an option to elect or revoke the fair value option for certain instruments upon transition. The Company is currently evaluating the impact of ASU 2025-07 but does not expect it to have a material effect on its consolidated financial statements.
In May 2025, the FASB issued ASU 2025-03, Business Combinations (Topic 805) and Consolidation (Topic 810): Determining the Accounting Acquirer in the Acquisition of a Variable Interest Entity, which amends existing guidance to allow entities to apply the same principles used in other business combinations when determining the accounting acquirer in a transaction involving a variable interest entity (VIE) that is a business and where consideration is primarily in the form of equity interests. This update addresses comparability concerns and provides for more consistent application of acquisition accounting principles. The amendments are effective for annual periods beginning after December 15, 2026, and interim periods within those years, with early adoption permitted. The Company is currently assessing the potential impact of the standard but does not anticipate that it will have a material impact on its consolidated financial statements.
In May 2025, the FASB also issued ASU 2025-04, Compensation—Stock Compensation (Topic 718) and Revenue from Contracts with Customers (Topic 606): Clarifications to Share-Based Consideration Payable to a Customer, to address diversity in practice and improve the operability of accounting for share-based consideration granted to customers. The amendments clarify how to distinguish between service and performance conditions for vesting, require entities to estimate forfeitures for all share-based consideration payable to customers, and specify that variable consideration guidance in ASC 606 does not apply when measuring such awards. The guidance is effective for fiscal years beginning after December 15, 2026, with early adoption permitted. The Company is currently evaluating the impact of this standard on its financial statements but does not expect it to have a material impact on its consolidated financial statements.
In November 2024, the FASB issued ASU 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses. The guidance is to improve the disclosure of expenses in commonly presented expense captions. The new guidance requires a public entity to provide tabular disclosure, on an annual and interim basis, of amounts for the following expense categories: (1) purchases of inventory, (2) employee compensation, (3) depreciation and (4) intangible asset amortization, as included in each relevant expense caption. A relevant expense caption is an expense caption presented on the face of the income statement that contains any of the expense categories noted. The guidance is effective for 2027 annual reporting, and in the first quarter of 2028 for interim reporting, with early adoption permitted, to be applied on a prospective basis, with retrospective application permitted. The Company will adopt the guidance when it becomes effective, in its 2027 annual reporting and each quarter thereafter, on a prospective basis. The Company is evaluating the impact the updated guidance will have on its disclosures.
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which requires more detailed income tax disclosures. The guidance requires entities to disclose disaggregated information about their effective tax rate reconciliation as well as expanded information on income taxes paid by jurisdiction. The guidance is effective for fiscal year 2025 annual reporting, with early adoption permitted, to be applied on a prospective basis, with retrospective application permitted. The Company adopted the guidance in its 2025 annual reporting on a prospective basis. See Note 12 Income Taxes in the accompanying notes to the consolidated financial statements for further detail.
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
The following tables provide a summary of assets and liabilities that are measured at fair value on a recurring basis (in thousands):

	December 31, 2025
	Fair Value	Level 1	Level 2	Level 3
Assets:
Bitcoin	$3,263	$3,263	$—	$—

	December 31, 2024
	Fair Value	Level 1	Level 2	Level 3
Assets:
Investment in equity securities	$7,530	$7,530	$—	$—
Bitcoin	1,394	1,394	—	—
Total	$8,924	$8,924	$—	$—
Liabilities:
Warrant liabilities	$31	$—	$—	$31

Investment in equity securities was in publicly held equity securities which had readily determinable fair values. During the years ended December 31, 2025 and 2024, the Company recognized an unrealized gain of nil and $4.9 million, respectively, within other income (expense) in its consolidated statements of operations related to the fair value change of the investment in equity securities.
The fair value of the warrant liabilities was measured using a Black Scholes valuation model with the following assumptions:

	December 31, 2025	December 31, 2024
Common share price	$3.08	$9.39
Expected volatility	75.0%	125.0%
Risk-free interest rate	3.7%	4.2%
Expected term (in years)	0.3	1.3
The following table presents the activities of warrant liabilities that are measured at fair value (in thousands):

Warrant liability as of January 1, 2024	$205
Change in fair value	(174)
Warrant liability as of December 31, 2024	31
Change in fair value	(31)
Warrant liability as of December 31, 2025	$—

Assets and Liabilities that are Measured at Fair Value on a Nonrecurring Basis
Non-financial assets such as property and equipment and intangible assets are recorded at fair value when an impairment is recognized or at the time acquired in an asset acquisition or business combination measured using significant unobservable inputs (Level 3). As discussed in Note 6, Certain Balance Sheet Items, during the year ended December 31, 2025 and 2024, impairment charges associated with property and equipment were recorded and reduced the carrying amount of such assets subject to the impairment to their estimated fair value.
4.Bitcoin
The following table presents the activities of Bitcoin (in thousands):

Balance at January 1, 2024	$986
Cumulative effect upon adoption of ASU 2023-08	20
Revenue recognized from Bitcoin mined	16,608
Proceeds from sale of Bitcoin	(16,364)
Bitcoin issued for services	(538)
Change in fair value of Bitcoin	682
Balance at December 31, 2024	1,394
Revenue recognized from Bitcoin mined	11,181
Proceeds from sale of Bitcoin	(8,967)
Change in fair value of Bitcoin	(345)
Balance at December 31, 2025	$3,263
The following table presents Bitcoin holdings (in thousands except for number of Bitcoin):

	December 31, 2025	December 31, 2024
Number of Bitcoin held	37.3	14.9
Carrying basis of Bitcoin	$3,835	$1,450
For the years ended December 31, 2025 and 2024, the Company had a realized gain of approximately $0.2 million and $0.7 million, respectively, on the sale of Bitcoin.
All additions of Bitcoin were generated by the Company’s Bitcoin mining operations. All dispositions of Bitcoin were the result of sales on the open market and used to fund operations. Bitcoin holdings are not subject to sale restrictions and do not serve as collateral for any agreements. As of December 31, 2025 and 2024, the Company held no other cryptocurrency.
5.Note Receivable
Rainmaker Promissory Note
In September 2020, the Company entered into a Senior Secured Convertible Promissory Note with Rainmaker Worldwide Inc. (the “Rainmaker Note”), pursuant to which the Company loaned Rainmaker Worldwide Inc. (“Rainmaker”) the principal amount of $3.1 million. The Rainmaker Note is secured as a registered lien under the Uniform Commercial Code and the Personal Property Security Act (Ontario) against the assets of Rainmaker and bears interest at the rate of 10% per annum. In January 2025, the Company and Rainmaker entered into Amendment No. 4 to the Rainmaker Note and the principal amount was revised to $4.6 million and the due date was extended to January 14, 2026, at which time all principal and accrued interest was due and payable.
In January 2026, the Company and Rainmaker entered into a settlement agreement to the Rainmaker Note and both parties agreed the outstanding amount would be settled by a one-time payment of $0.5 million by February 27, 2026 (the “Settlement Date”). If such payment is not received by the Settlement Date, the amount will increase by $50,000 the first business day of each month following the Settlement Date. All amounts related to the Rainmaker Note have been fully reserved in prior periods.

6.Certain Balance Sheet Items
The following table summarizes other current assets (in thousands):

	December 31,
	2025	2024
Bitcoin mining hosting deposit	$870	$2,490
Prepaid insurance	364	547
Prepaid mining hosting services	259	100
Prepaid services	137	270
Other	77	31
Other current assets	$1,707	$3,438
In January 2025, the Company terminated the Rebel Hosting Agreement and agreed to a settlement amount of $2.4 million, which was included in Bitcoin mining hosting deposit at December 31, 2024. For the year ended December 31, 2025, the Company recorded a $0.3 million impairment for the portion of the settlement that was not received by the Company and is in default.
The following table summarizes property and equipment, net (in thousands):

	December 31,
	2025	2024
Mining equipment	$24,019	$27,214
Infrastructure	1,516	—
Construction in progress	—	1,750
Total	25,535	28,964
Accumulated depreciation	(10,927)	(6,997)
Property and equipment, net	$14,608	$21,967
Depreciation expense for property and equipment was $5.4 million and $5.6 million during the years ended December 31, 2025 and 2024, respectively.
The Company sold 2,966 and 3,263 miners during the years ended December 31, 2025 and 2024, respectively, that were included in mining equipment, for proceeds of $1.8 million and $1.0 million, respectively. In addition, for the year ended December 31, 2025, there were infrastructure related assets sold for proceeds of $0.3 million. The Company had a loss on the sale of property and equipment of $1.7 million and $3.5 million during the years ended December 31, 2025 and 2024, respectively.
In March 2025, the infrastructure for an 8 MW site in Iowa (“Iowa Site”) was completed, and the Company entered into a management services agreement with Simple Mining LLC (“Simple Mining”) to manage the mining site.
Impairment of Property and Equipment
For the year ended December 31, 2025, an impairment to property and equipment of $7.2 million was recorded for the expected sales value of mining equipment primarily due to the decline in Bitcoin prices. For the year ended December 31, 2024, an impairment to property and equipment of $1.1 million was recorded related to idle mining equipment not expected to return to use. The indicated fair value was compared to the carrying value of the mining equipment, and the analysis resulted in an impairment charge. The estimated fair value of the mining equipment is classified in Level 3 of the fair value hierarchy.

The following table summarizes other non-current assets (in thousands):

	December 31,
	2025	2024
Utilities Deposit	$225	$—
Prepaid mining hosting services	—	308
Prepaid services	—	68
Other	—	3
Other non-current assets	$225	$379
7.Intangible Assets
The following table summarizes intangible assets, net (in thousands):

	December 31,
	2025	2024
Supplier agreements	$37,525	$37,525
Accumulated amortization	(35,915)	(34,430)
Intangible assets, net	$1,610	$3,095
Amortization expense of intangible assets was $1.5 million for both the years ended December 31, 2025 and 2024. Estimated amortization expense for intangible assets is approximately $1.5 million and $0.1 million in fiscal year 2026 and 2027, respectively.
8.Preferred Shares
Series H Preferred Shares
On October 1, 2021, the Company filed articles of amendment to create a series of preferred shares, being, an unlimited number of Series H Preferred Shares and to provide for the rights, privileges, restrictions and conditions attaching thereto. The Series H Preferred Shares are convertible provided (and only if and to the extent) that prior shareholder approval of the issuance of all Sphere 3D common shares issuable upon conversion of the Series H Preferred Shares has been obtained in accordance with the rules of the Nasdaq Stock Market, at any time from time to time, at the option of the holder thereof, into 14.286 Sphere 3D common shares for every Series H Preferred Share. Each holder of the Series H Preferred Shares, may, subject to prior shareholder approval, convert all or any part of the Series H Preferred Shares provided that after such conversion the common shares issuable, together with all the common shares held by the shareholder in the aggregate would not exceed 9.99% of the total number of outstanding common shares of the Company. Each Series H Preferred Share has a stated value of $1,000. The Series H Preferred Shares are non-voting and do not accrue dividends. These features include, in the event of the liquidation, dissolution or winding-up of the Company, whether voluntary or involuntary, deemed liquidation or any other distribution of the assets of the Company among its shareholders for the purpose of winding-up its affairs, the Series H Preferred Shares shall entitle each of the holders thereof to receive an amount equal to the Series H subscription price per Series H Preferred Share, as defined in the agreement, to be paid before any amount is paid or any assets of the Company are distributed to the holders of its common shares.
In accordance with the authoritative guidance for distinguishing liabilities from equity, the Company has determined that its Series H preferred shares carry certain redemption features beyond the control of the Company. Accordingly, the Series H Preferred Shares are presented as temporary equity. For the years ended December 31, 2025 and 2024, the Company issued nil and 619,348 common shares, respectively, for the conversion of nil and 4,341 Series H Preferred Shares, respectively.

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
Neither the Company nor the Sales Agent are obligated to sell any Placement Shares pursuant to the AGP Agreement. Subject to the terms and conditions of the AGP Agreement, the Sales Agent will use commercially reasonable efforts, consistent with its normal trading and sales practices and applicable state and federal law, rules and regulations and the rules of Nasdaq, to sell the Placement Shares from time to time based upon the Company’s instructions, including any price, time or size limits or other customary parameters or conditions the Company may impose. Sales of the Placement Shares, if any, will be made on Nasdaq at market prices by any method permitted by law deemed to be an “at the market offering” as defined in Rule 415 of the Securities Act of 1933, as amended. For the year ended December 31, 2025, through the At-the-Market Offering program 112,791 common shares were issued for net proceeds of $0.7 million.
Warrant Inducement
On October 16, 2025, the Company entered into a warrant inducement agreement with an existing institutional investor of the Company for the immediate exercise of the November 19, 2024 warrants to purchase 436,823 common shares (the “November 2024 Warrants”) of the Company. The November 2024 Warrants had an exercise price of $15.00 and were exercised at a reduced exercise price of $9.40 for total gross cash proceeds of $4.1 million, before deducting financial advisor fees and other transaction expenses of $0.4 million.
In consideration for the immediate exercise in full of the November 2024 Warrants, the investor received in a private placement new unregistered warrants to purchase up to 873,643 common shares (the “October 2025 Warrants”). The October 2025 Warrants were approved by the shareholders as required by the agreement, have an exercise price of $9.40, are exercisable beginning January 15, 2026, and expire five years from such date. The warrants contain standard anti-dilution adjustments to the exercise price including for share splits, share dividends, rights offerings and pro rata distributions. A holder will not have the right to exercise any portion of the October 2025 Warrants if the holder (together with its affiliates) would beneficially own in excess of 9.99% of the number of the Company's common shares outstanding immediately after giving effect to the exercise of the warrants.
The fair value of the October 2025 Warrants and November 2024 Warrants was calculated using a Black-Scholes model. The relative fair value assigned to the October 2025 Warrants and fair value assigned to the modification of the November 2024 Warrants were approximately $6.3 million and $0.2 million, respectively, and were recognized as share issuance costs.
Registered Direct Offering and Concurrent Private Placement
On November 19, 2024, Company entered into a Securities Purchase Agreement (the “2024 Purchase Agreement”) with a single institutional investor (the “Purchaser”) pursuant to which the Company issued and sold (i) 235,000 common shares of the Company (the “Shares”), and (ii) pre-funded warrants (the “Pre-Funded Warrants”) to purchase up to 187,536 of the Company's common shares (such offering, the “Registered Offering”). The Shares had a purchase price of $14.20 per share; and the Pre-Funded Warrants had a purchase price of $14.199 per share, an exercise price of $0.001 per share, and have been exercised in full. For the years ended December 31, 2025 and 2024, the Pre-Funded Warrants to purchase 159,400 and 28,136 common shares, respectively, were exercised.
In a concurrent private placement (the “Private Placement” and together with the Registered Offering, the “Offerings”), the Company also agreed to issue to the same Purchaser warrants to purchase up to 422,537 of its common shares (the “November 2024 Warrants”). The November 2024 Warrants had an exercise price of $15.00 per share, were exercisable commencing six months from the date of issuance, and expire on May 21, 2030. Such warrants were exercised in full in October 2025, see additional disclosure above under the caption, Warrant Inducement.

The Registered Offering gross proceeds was $6.0 million, and net proceeds after deducting the placement agent's fees and other offering expenses paid by the Company, was approximately $5.4 million. A.G.P./Alliance Global Partners (“Placement Agent”) acted as the sole placement agent in connection with the Offerings pursuant to a Placement Agent Agreement, dated as of November 19, 2024, between the Company and the Placement Agent (the “Placement Agent Agreement”). Pursuant to the Placement Agent Agreement, the Placement Agent was paid a 7.0% commission and reimbursement of certain Placement Agent expenses for an aggregate amount of approximately $0.5 million. The Company paid an additional $0.1 million of costs related to the Offerings. The Company used the net proceeds from the Offerings to accelerate efficiency and for the purchase or upgrade of the Company's Bitcoin mining fleet, vertical integration of infrastructure, as well as general corporate purposes.
In connection with the Offerings, the Company amended existing warrants to purchase up to 14,286 common shares of the Company, with an exercise price of $665.00 per share, that were previously issued to the Purchaser participating in the Offerings. Effective at the closing date of the Offerings, such existing warrants were amended to reduce the exercise price to $15.00 per share, change the initial exercise date to May 21, 2025, and change the expiration date to May 21, 2030. All the other terms of the prior warrants remained unchanged. The Company accounted for the reduced exercise price and amended expiration date of the existing warrants as a modification. As the nature of the modification was to induce exercise and raise additional capital, the modification was accounted for as an equity issuance cost on the date the offer was accepted by the Purchaser, equal to the excess fair value of the modified warrants post modification of $0.2 million. Such warrants were exercised in full in October 2025, see additional disclosure above under the caption, Warrant Inducement.
The Company assessed the terms of the Pre-Funded Warrants and November 2024 Warrants (together the “Offering Warrants”) issued in connection with the Registered Offering and determined that these should be classified as equity instruments. Furthermore, the exercise and settlement provisions of the Offering Warrants do not preclude equity classification. Accordingly, the Offering Warrants were determined to be equity classified. The proceeds from the Registered Offering were allocated to each of the equity instruments issued based on their relative fair values and recorded in common shares on the consolidated balance sheets. The fair value of the November 2024 Warrants was calculated using a Black-Scholes model. The relative fair value assigned to the November 2024 Warrants was approximately $2.6 million.
Unlimited authorized shares of common shares at no par value are available to the Company. At December 31, 2025, the following table summarizes outstanding warrants to purchase common shares:

Date issued	Contractual life (years)	Exercise price	Number outstanding	Expiration
September 2021	5.0	$665.00	142,955	September 8, 2026
February 2022	5.0	$280.00	1,429	February 7, 2027
February 2022	5.0	$350.00	1,429	February 7, 2027
February 2022	5.0	$420.00	1,429	February 7, 2027
April 2023	3.0	$13.42	7,356	April 17, 2026
August 2023	3.0	$27.50	80,000	August 11, 2026
August 2023	3.0	$27.50	216,293	August 23, 2026
October 2025	5.0	$9.40	873,643	January 15, 2031
			1,324,534

10.Equity Incentive Plan
In May 2025, the shareholders approved the adoption of the Company’s 2025 Performance Incentive Plan (“2025 Plan”). As of December 31, 2025, an aggregate of 576,644 common shares are authorized for issuance with respect to awards granted under the previous performance plan and the 2025 Plan. In addition, the share limit will automatically increase on the first trading day in January of each calendar year during the term of the 2025 Plan by an amount equal to the lesser of (i) 10% of the total number of common shares issued and outstanding on December 31 of the immediately preceding calendar year, or (ii) such number of common shares as may be established by the Board. The 2025 Plan authorizes the board of directors to grant stock and options awards to directors, employees and consultants. As of December 31, 2025, the Company had approximately 303,857 share-based awards available for future grants under the 2025 Plan.
Stock Options
The following table summarizes option activity:

	Shares Subject to Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Outstanding — January 1, 2025	44,315	$51.14
Granted	14,950	$7.92
Exercised	—	$—
Forfeited	(2,679)	$126.00
Outstanding — December 31, 2025	56,586	$36.18	3.6	$—
Vested and expected to vest — December 31, 2025	56,586	$36.18	3.6	$—
Exercisable — December 31, 2025	41,636	$46.33	3.0	$—
The weighted average grant date fair values of options granted during the years ended December 31, 2025 and 2024 were $6.69 per share and $16.68 per share, respectively.
The fair value of option awards are estimated on the date of grant using the Black-Scholes option pricing model. Expected volatility was based on historical volatility of the Company’s common shares. The expected term of options granted was based on the simplified method. The risk-free interest rate was based on the U.S. Treasury yield for a period consistent with the expected term of the option in effect at the time of the grant. The dividend yield assumption was based on the expectation of no future dividend payments. Option awards can be granted for a maximum term of up to ten years. The assumptions used in the Black-Scholes model were as follows:

	Year Ended December 31,
	2025	2024
Expected volatility	148.0%	124.3-126.1%
Expected term (in years)	3.5	3.5
Risk-free interest rate	4.0%	4.1-4.6%
Dividend yield	—	—

Restricted Stock Units
The following table summarizes RSU activity:

	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding — January 1, 2025	76,081	$19.83
Granted	353,738	$6.91
Vested and released	(128,013)	$9.87
Forfeited	(122,641)	$12.80
Outstanding — December 31, 2025	179,165	$6.23
Vested and unreleased — December 31, 2025	8,983	$9.30
The estimated fair value of RSUs was based on the closing market value of the Company’s common shares on the date of grant. RSUs typically vest over a period of one year to three years from the original date of grant. The total grant date fair value of RSUs vested during the years ended December 31, 2025 and 2024 was approximately $1.2 million and $2.3 million, respectively. The fair value of RSUs vested during the years ended December 31, 2025 and 2024 was approximately $0.8 million and $1.6 million, respectively. The intrinsic value of RSUs vested during the years ended December 31, 2025 and 2024 was $0.1 million and nil, respectively.
Restricted Stock Units with a Performance Condition
In July 2025, the Company entered into a financial advisory agreement and issued to nonemployees RSU grants with a performance condition. On the grant date, 50% of the RSUs were vested and common shares issued, and the remaining will vest upon achievement of a specific performance condition and expire 12 months from the date of grant. See Note 13 Commitments and Contingencies for more information on the related financial advisory agreement.
The following table summarizes RSU with performance condition activity:

	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding — January 1, 2025	—	$—
Granted	74,074	$6.25
Vested	(37,038)	$6.25
Forfeited	—	$—
Outstanding — December 31, 2025	37,036	$6.25
The fair value of RSUs with a performance condition vested during the year ended December 31, 2025 was $0.2 million.
Restricted Stock Awards
During the year ended December 31, 2025, no restricted stock awards (“RSA”) were granted. During the year ended December 31, 2024, fully vested RSAs were granted to certain employees and consultants in lieu of cash payment for services performed. The estimated fair value of the RSAs was based on the market value of the Company’s common shares on the date of grant. The fair value of RSAs vested during the year ended December 31, 2024 was approximately $0.3 million.

Share-Based Compensation Expense
The following compensation expense related to share-based compensation awards was recorded (in thousands):

	Year Ended December 31,
	2025	2024
Total share-based compensation expense - general and administrative	$832	$2,838
Total unrecognized estimated compensation cost by type of award and the weighted-average remaining requisite service period over which such expense is expected to be recognized (in thousands, unless otherwise noted):

	December 31, 2025
	Unrecognized Expense	Remaining Weighted-Average Recognition Period (years)
RSUs	$880	1.3
Stock options	$42	0.4
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
At December 31, 2024, the Company included the outstanding 159,400 Pre-Funded Warrants issued in November 2024 in the computation of basic and diluted shares outstanding as the stated exercise price was not substantive.
Anti-dilutive common share equivalents excluded from the computation of diluted net loss per share were as follows:

	December 31,
	2025	2024
Common share purchase warrants	1,324,534	891,916
Options and RSUs outstanding	272,787	120,396
Preferred shares	2,300	2,300
12.Income Taxes
The Company is subject to taxation in Canada and in the United States (“U.S.”). Sphere 3D Corp. is a Canadian entity that files tax returns in Canada and the U.S. as it carries on a trade or business in various states in the United States. The Company's tax returns for calendar year 2018 and forward are subject to examination by the Canadian tax authorities. The Company's tax returns for fiscal year 2022 and forward are subject to examination by the U.S. federal and state tax authorities.
The Company recognizes the impact of an uncertain income tax position on its income tax return at the largest amount that is “more likely than not” to be sustained upon audit by the relevant taxing authority. An uncertain tax position will not be recognized if it has less than a 50% likelihood of being sustained.

At December 31, 2025, there were no unrecognized tax benefits. The Company believes it is reasonably possible that, within the next 12 months, the amount of unrecognized tax benefits may remain unchanged. The Company recognizes interest and penalties related to unrecognized tax benefits in its provision for income taxes. The Company had no material accrual for interest and penalties on its consolidated balance sheets at December 31, 2025 and 2024, and recognized no material interest and/or penalties in the consolidated statements of operations for the years ended December 31, 2025 and 2024.
The components of loss before income taxes were as follows (in thousands):

	Year Ended December 31,
	2025	2024
Domestic	$(20,094)	$(9,320)
Foreign	(1,386)	—
Net loss before income taxes	$(21,480)	$(9,320)
The components of provision for income taxes were as follows (in thousands):

Year Ended December 31, 2025
Foreign:
Current	$2
Deferred	—
Total provision for income taxes	$2
On July 4, 2025, the U.S. enacted tax legislation referred to as the One Big Beautiful Bill (“OBBB”). The OBBB included significant changes to U.S. income tax laws, including accelerated depreciation on eligible capital expenditures and other tax law changes impacting 2025 with certain changes effective in 2026. The OBBB did not have a material impact on the Company’s 2025 effective tax rate.
The following is a reconciliation of the federal statutory income tax rate to the effective tax rate (in thousands):

	Year Ended December 31, 2025
	Value	Percent
Income tax at statutory rate	$(5,691)	26.5%
Foreign tax effects
United States
Statutory tax rate difference between U.S. and Canada	(4,131)	19.2
State and local taxes net of U.S. federal income tax effect (1)	(1,121)	5.2
Change in valuation allowance	7,960	(37.1)
Changes in state tax rates	(2,523)	11.7
Other	183	(0.8)
Change in valuation allowance	4,822	(22.4)
Nontaxable or nondeductible items
Share-based compensation expense	193	(0.9)
Other	310	(1.4)
Provision for income taxes	$2	—%
______________
(1) The tax effect in this category primarily reflects state and local taxes in California and Connecticut.

Prior to the adoption of ASU 2023-09, a reconciliation of income taxes computed by applying the federal statutory income tax rate of 26.5% to loss before income taxes to the total income tax provision is as follows (in thousands):

Year Ended December 31, 2024
Income tax at statutory rate	$(2,470)
Change in valuation allowance	48,752
Tax impact of U.S. permanent establishment	(44,819)
Foreign rate differential	(1,801)
State income taxes, net of federal benefit	82
Change to provision and other true-ups	(446)
Share-based compensation expense	651
Other differences	201
Provision for income taxes	$150
Deferred income taxes reflect the net effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities are shown below. A valuation allowance has been recorded, as realization of such assets is uncertain.
Deferred income taxes are comprised as follows (in thousands):

	December 31,
	2025	2024
Deferred tax assets:
Net operating loss and capital loss carryforwards	$113,396	$109,300
Intangible assets	26,943	25,912
Impairment of investments	7,645	6,976
Provision for losses on notes receivable	2,413	2,096
Share-based compensation	482	511
Provision for losses on deposits due to vendor bankruptcy filings	180	332
Other	2,549	1,014
Deferred tax assets, gross	153,608	146,141
Valuation allowance for deferred tax assets	(149,990)	(137,208)
Deferred tax assets, net of valuation allowance	3,618	8,933
Deferred tax liabilities:
Property and equipment	(3,618)	(7,630)
Investment in equity securities	—	(1,303)
Deferred tax liabilities	(3,618)	(8,933)
Net deferred tax assets (liabilities)	$—	$—
At December 31, 2025, the Company had U.S. federal and state net operating loss carryforwards of $183.5 million and $16.3 million, respectively. U.S. federal net operating losses do not expire and will be carried forward indefinitely until utilized. State net operating loss carryforwards begin to expire in 2043. At December 31, 2025, the Company had Canadian net operating loss carryforwards of $260.8 million. These carryforwards will begin expiring December 31, 2031, unless previously utilized. The Company also has net capital loss carryforwards in Canada of $37.8 million, which are available indefinitely to offset taxable capital gains.

13.Commitments and Contingencies
Hosting Agreements
On November 1, 2025, the Company entered into a Hosting Agreement with North Campbell HostCo LLC (the “Campbell Hosting Agreement”), for rack space, network services, electrical connections, routine facility maintenance, and technical support of certain of the Company’s mining equipment. The Campbell Hosting Agreement has an initial term of 12 months and can be terminated based on certain defaults defined in such agreement. An initial deposit of $0.3 million was made based on the Campbell Hosting Agreement. During the year ended December 31, 2025, the Company incurred costs under the Campbell Hosting Agreement of $0.3 million.
On April 19, 2024, the Company entered into a Master Hosting Agreement with Simple Mining LLC (“Simple Mining”) for rack space, network services, electrical connections, routine facility maintenance, and technical support of certain of the Company’s mining equipment. On September 25, 2024, the Company entered into Amendment No. 2 to the Master Hosting Agreement (“Simple Mining Hosting”) for certain of the Company’s mining machines to be hosted at Simple Mining’s facility in Iowa. The Simple Mining Hosting agreement has a term of two years and can be terminated by the Company with 30 days advance notice. On September 25, 2024, the Company entered into Amendment No. 3 to the Master Hosting Agreement (“Simple Mining XP Hosting”) for certain mining machines to be racked at Simple Mining’s facility in Iowa until the Company’s Iowa Site was completed. The Simple Mining XP Hosting agreement can be terminated by the Company with 30 days advance notice. The Company paid Simple Mining a deposit of $0.6 million representing 30 days of estimated service fees. Effective November 22, 2025, the Simple Mining Hosting and Simple Mining XP Hosting agreements were mutually terminated. During the years ended December 31, 2025 and 2024, the Company incurred aggregate costs under the Simple Mining Hosting and Simple Mining XP Hosting agreements of $3.9 million and $1.7 million, respectively.
On October 18, 2023, the Company entered into a Hosting Agreement with Joshi Petroleum, LLC (the “Joshi Hosting Agreement”) for rack space, network services, electrical connections, routine facility maintenance, and technical support of certain of the Company’s mining equipment. The Joshi Hosting Agreement has an initial term of three years with subsequent one year renewal periods until either party provides written notice to the other party of its desire to avoid and given renewal term at least 30 days in advance of the conclusion of the prior initial term or renewal period. As required by the Joshi Hosting Agreement, the Company paid a deposit of $0.3 million representing the last two months of estimated service fees. During both the years ended December 31, 2025 and 2024, the Company incurred costs under the Joshi Hosting Agreement of $1.6 million. Effective January 2, 2026, the Joshi Hosting Agreement was assigned to Evolution Technology LLC.
On April 4, 2023, the Company entered into a Master Hosting Services Agreement with Rebel Mining Company, LLC (the “Rebel Hosting Agreement”) for rack space, network services, electrical connections, routine facility maintenance, and technical support of certain of the Company’s mining equipment. The Rebel Hosting Agreement had a term of three years with subsequent one year renewal periods. During the year ended December 31, 2024, the Company recorded a $0.9 million impairment to prepaid service fees held by Rebel Mining Company and is included in impairment of other assets on the consolidated statement of operations. On January 16, 2025, the Company terminated the Rebel Hosting Agreement and agreed to a settlement amount of $2.4 million payable to the Company in satisfaction of all obligations of the Rebel Hosting Agreement and it constitutes a final settlement of all amounts owed by either party of the Rebel Hosting Agreement. For the year ended December 31, 2025, the Company recorded a $0.3 million impairment for the remaining outstanding portion of the settlement that is in default. During the years ended December 31, 2025 and 2024, the Company incurred costs under the Rebel Hosting Agreement of $0.1 million and $3.7 million, respectively.

On February 8, 2023, the Company entered into a Hosting Agreement with Lancium FS 25, LLC (the “Lancium Hosting Agreement”) for rack space, network services, electrical connections, routine facility maintenance, and technical support of certain of the Company’s mining equipment. The Lancium Hosting Agreement had a term of two years with subsequent one year renewal periods. During the years ended December 31, 2025 and 2024, the Company incurred costs under the Lancium Hosting Agreement of nil and $3.0 million, respectively. On November 15, 2024, both parties terminated the Lancium Hosting Agreement, which resulted in the return of the deposit, and waiving of outstanding service fees in exchange for the mining equipment in immersion. During the year ended December 31, 2024, the Company recorded a $2.3 million loss on equipment retained by Lancium, as agreed upon in the Termination Agreement, which is included in loss on disposal of property and equipment on the consolidated statement of operations.
On June 3, 2022, the Company entered into a Master Agreement with Compute North LLC (the “Compute North MA”) for, the colocation, management, and other services of certain of the Company’s mining equipment. In December 2022, the Compute North MA was assigned to GC Data Center Granbury, LLC (the “GC Data Center MA”). In the first quarter of 2024, Marathon Digital Holdings acquired GC Data Center Granbury Equity Holdings, LLC and assumed the GC Data Center MA. The GC Data Center MA had a term of five years beginning December 2022. The Company incurred costs under the GC Data Center MA of nil and $2.7 million during the years ended December 31, 2025 and 2024, respectively. On August 28, 2024, the Company and GC Data Center Granbury, LLC (the “Host”) mutually entered into a termination agreement effective August 31, 2024, and the Host paid a termination fee to the Company of $3.0 million to settle all matters pertaining to the GC Data Center MA including all services and deposit prepayment for estimated services fees, which is included within other income (expense) in its consolidated statements of operations.
Management Agreement
In March 2025, the Company entered into a management services agreement with Simple Mining LLC (“Simple Mining”) to manage its Iowa Site for a term of 12 months, with automatic renewals for subsequent terms of 12 months unless terminated by either party with written notice 30 days prior to the expiration of the then current term. For the year ended December 31, 2025, management services fees paid to Simple Mining were approximately $0.2 million.
Financial Advisory Agreement
In July 2025, the Company entered into a financial advisory and consulting agreement for a term of 12 months, with automatic 30 days renewal periods. The agreement can be canceled by either party at any time with 10 days written notification to the other party. Fees are $25,000 per month for ongoing work, and a $1.45 million fee for certain transactions, payable in cash and equity. For the year ended December 31, 2025, fees paid under the financial and advisory agreement were $0.4 million.
Letters of Credit
During the ordinary course of business, the Company provides standby letters of credit to third parties as required for certain transactions initiated by the Company. As of December 31, 2025, the Company had no outstanding standby letters of credit.
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

14.Subsequent Events
Business Combination
On March 5, 2026, the Company and Cathedra Bitcoin Inc. (“Cathedra”), entered into a definitive agreement to combine the two companies in an all-stock transaction. Under the terms of the definitive arrangement agreement, entered into on March 5, 2026 (the “Arrangement Agreement”), the Company has agreed to acquire all of the issued and outstanding shares of Cathedra (the “Transaction”), subject to customary closing conditions, including regulatory, court, and shareholder approvals, such that upon consummation of the Transaction, Cathedra will be a wholly-owned subsidiary of the Company. If the Arrangement Agreement is terminated in certain specified circumstances, the Company or Cathedra would be required to pay the other party a termination fee of $0.5 million.
Equity Incentive Plan Grants
On March 4, 2026, the Company granted 472,222 RSUs and 45,532 RSAs with an aggregate fair value of $0.7 million. The RSUs have a vesting period of 12 months and the RSAs were granted fully vested.
At-the-Market Offering Program
During March 2026, under the AGP Agreement the Company issued 256,142 common shares for $0.4 million of net proceeds.
Sale and Purchase of Property and Equipment
On February 9, 2026, the Company sold approximately 7,700 older generation miners included in property and equipment for 437 newer generation miners with a value of $1.1 million.