Form 10-Q
period 2026-03-31
Sphere 3D Corp.
filed 2026-05-15
CIK 1591956

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026
or
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of May 13, 2026, there were 4,243,822 shares of the registrant’s common shares outstanding.

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements.
Sphere 3D Corp.
Condensed Consolidated Balance Sheets
(in thousands of U.S. dollars, except shares)
(unaudited)

	March 31, 2026	December 31, 2025
Assets
Current assets:
Cash and cash equivalents	$3,145	$3,707
Bitcoin	1,785	3,263
Other current assets	1,794	1,707
Total current assets	6,724	8,677
Property and equipment, net	13,552	14,608
Intangible assets, net	1,238	1,610
Other non-current assets	225	225
Total assets	$21,739	$25,120
Liabilities, Temporary Equity, and Shareholders’ Equity
Current liabilities:
Accounts payable	$197	$427
Accrued liabilities	693	544
Accrued payroll and employee compensation	836	831
Total current liabilities	1,726	1,802
Commitments and contingencies (Note 12)
Temporary equity:
Series H preferred shares, no par value, unlimited shares authorized, 161 shares issued and outstanding as of both March 31, 2026 and December 31, 2025	18	18

Shareholders’ equity:
Common shares, no par value; unlimited shares authorized, 3,767,086 and 3,392,541 shares issued and outstanding as of March 31, 2026 and December 31, 2025, respectively	504,215	503,414
Accumulated other comprehensive loss	(1,811)	(1,811)
Accumulated deficit	(482,409)	(478,303)
Total shareholders’ equity	19,995	23,300
Total liabilities, temporary equity, and shareholders’ equity	$21,739	$25,120
See accompanying notes to condensed consolidated financial statements.

Sphere 3D Corp.
Condensed Consolidated Statements of Operations
(in thousands of U.S. dollars, except share and per share amounts)
(unaudited)

	Three Months Ended March 31,
	2026	2025
Revenues:
Bitcoin mining revenue	$1,916	$2,817

Operating costs and expenses:
Cost of revenue (exclusive of depreciation and amortization shown below)	1,603	2,194
General and administrative	2,451	3,169
Depreciation and amortization	1,145	1,606
Loss on disposal of property and equipment	241	808
Change in fair value of Bitcoin	606	228
Total operating costs and expenses	6,046	8,005
Loss from operations	(4,130)	(5,188)
Other income (expense):
Investment loss	—	(3,650)
Other income, net	25	53
Net loss before taxes	(4,105)	(8,785)
Provision for income taxes	1	—
Net loss	$(4,106)	$(8,785)

Net loss per share:
Basic and diluted	$(1.18)	$(3.23)
Shares used in computing net loss per share:
Basic and diluted	3,480,663	2,721,044
See accompanying notes to condensed consolidated financial statements.

Sphere 3D Corp.
Condensed Consolidated Statements of Comprehensive Loss
(in thousands of U.S. dollars)
(unaudited)

	Three Months Ended March 31,
	2026	2025

Net loss	$(4,106)	$(8,785)
Other comprehensive loss:
Foreign currency translation adjustment	—	(3)
Total other comprehensive loss	—	(3)
Comprehensive loss	$(4,106)	$(8,788)
See accompanying notes to condensed consolidated financial statements.

Sphere 3D Corp.
Condensed Consolidated Statements of Shareholders’ Equity
(in thousands of U.S. dollars, except shares)
(unaudited)

	Common Shares		Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Shareholders' Equity
	Shares	Amount
Balance at January 1, 2026	3,392,541	$503,414	$(1,811)	$(478,303)	$23,300
Issuance of common shares for reverse stock split fractional shares	38,263	—	—	—	—
Issuance of common shares, net	256,142	415	—	—	415
Issuance of common shares for settlement of liabilities	45,532	61	—	—	61
Issuance of common shares for vested restricted stock units	34,608	—	—	—	—
Share-based compensation	—	325	—	—	325
Net loss	—	—	—	(4,106)	(4,106)
Balance at March 31, 2026	3,767,086	$504,215	$(1,811)	$(482,409)	$19,995

	Common Shares		Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Shareholders' Equity
	Shares	Amount
Balance at January 1, 2025	2,545,342	$497,957	$(1,821)	$(456,821)	$39,315
Issuance of common shares, net	21,045	108	—	—	108
Issuance of common shares pursuant to vesting of restricted stock units, net of shares withheld for income taxes	751	—	—	—	—
Exercise of pre-funded warrants	50,700	—	—	—	—
Share-based compensation	—	71	—	—	71
Other comprehensive loss	—	—	(3)	—	(3)
Net loss	—	—	—	(8,785)	(8,785)
Balance at March 31, 2025	2,617,838	$498,136	$(1,824)	$(465,606)	$30,706

See accompanying notes to condensed consolidated financial statements.

Sphere 3D Corp.
Condensed Consolidated Statements of Cash Flows
(in thousands of U.S. dollars)
(unaudited)

	Three Months Ended March 31,
	2026	2025
Operating activities:
Net loss	$(4,106)	$(8,785)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,145	1,606
Change in fair value of Bitcoin	606	228
Share-based compensation	325	71
Loss on disposal of property and equipment	241	808
Unrealized loss on investment in equity securities	—	3,650
Change in fair value of warrant liabilities	—	(28)
Changes in operating assets and liabilities:
Mining of Bitcoin	(1,916)	(2,817)
Accounts payable and accrued liabilities	26	496
Accrued payroll and employee compensation	5	(1,100)
Other assets and liabilities, net	(44)	1,793
Net cash used in operating activities	(3,718)	(4,078)
Investing activities:
Proceeds from sale of Bitcoin	2,788	2,110
Payments for purchase of property and equipment	—	(1,025)
Proceeds from sale of property and equipment	—	247
Net cash provided by investing activities	2,788	1,332
Financing activities:
Proceeds from issuance of common shares, net	419	108
Payments for issuance costs for common shares	(51)	—
Net cash provided by financing activities	368	108
Net decrease in cash and cash equivalents	(562)	(2,638)
Cash and cash equivalents, beginning of period	3,707	5,425
Cash and cash equivalents, end of period	$3,145	$2,787

Supplemental disclosures of non-cash investing and financing activities:
Property and equipment exchanged for new mining equipment	$1,165	$—
Issuance of common shares for settlement of liabilities	$61	$—
Amount accrued for purchases of property and equipment	$—	$357
Property and equipment exchanged for settlement of liabilities	$—	$69
See accompanying notes to condensed consolidated financial statements.

Sphere 3D Corp.
Notes to Condensed Consolidated Financial Statements
(unaudited)
1.Organization and Business
Sphere 3D Corp. was incorporated under the Business Corporations Act (Ontario) on May 2, 2007 as T.B. Mining Ventures Inc. On March 24, 2015, the Company completed a short-form amalgamation with a wholly-owned subsidiary. In connection with the short-form amalgamation, the Company changed its name to “Sphere 3D Corp.” Any reference to the “Company”, “Sphere 3D”, “we”, “our”, “us”, or similar terms refers to Sphere 3D Corp. and its subsidiaries. In January 2022, the Company commenced operations of its Bitcoin mining business and is dedicated to becoming a leader in the blockchain and cryptocurrency industry. The Company has established and plans to continue to grow an enterprise-scale mining operation through the procurement of mining equipment and infrastructure, and partnering with experienced service providers.
Business Combination
On March 5, 2026, the Company and Cathedra Bitcoin Inc. (“Cathedra”), entered into a definitive agreement to combine the two companies in an all-stock transaction (the “Arrangement Agreement”). Under the terms of the Arrangement Agreement, the Company has agreed to acquire all of the issued and outstanding shares of Cathedra (the “Transaction”), subject to customary closing conditions, including regulatory, court, and shareholder approvals, such that upon consummation of the Transaction, Cathedra will be a wholly-owned subsidiary of the Company. If the Arrangement Agreement is terminated in certain specified circumstances, the Company or Cathedra would be required to pay the other party a termination fee of $0.5 million. The Arrangement Agreement is currently expected to close in the second quarter of 2026.
Share Consolidation
On February 9, 2026, the Company filed an Articles of Amendment to effect a share consolidation (also known as a reverse stock split) of its issued and outstanding common shares in the ratio of 1-for-10. The share consolidation was effective on February 9, 2026. The Company’s common shares began trading on an adjusted basis on the Nasdaq Capital Market (“Nasdaq”) at the opening of trading on February 10, 2026. All share and per share amounts have been restated for all periods presented to reflect the share consolidation.
Going Concern
Management has projected that based on our recurring losses, negative cash flows from operating activities, and our hashing rate at March 31, 2026, cash on hand may not be sufficient to allow the Company to continue operations and there is substantial doubt about our ability to continue as a going concern within 12 months from the date of issuance of our financial statements if we are unable to raise additional funding for operations. We expect our working capital needs to increase in the future as we continue to expand and enhance our operations. Our ability to raise additional funds for working capital through equity or debt financings or other sources may depend on the financial success of our business and successful implementation of our key strategic initiatives, financial, economic and market conditions and other factors, some of which are beyond our control. We require additional capital and if we are unsuccessful in raising that capital at a reasonable cost and at the required times, or at all, we may not be able to continue our business operations in the cryptocurrency mining industry or we may be unable to advance our growth initiatives, either of which could adversely impact our business, financial condition and results of operations. In an effort to mitigate these risks we are taking steps to lower our cost of mining and have refreshed our mining fleet to increase our mining efficiency.

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
2.Summary of Significant Accounting Policies
Principles of Consolidation
The condensed consolidated financial statements of the Company have been prepared by management in accordance with accounting principles generally accepted in the United States of America (“GAAP”), applied on a basis consistent for all periods. Accordingly, they do not include all of the information and disclosures required by U.S. GAAP for a complete set of financial statements. These condensed consolidated financial statements and notes thereto should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025, filed with the Securities and Exchange Commission on March 27, 2026. In the opinion of management, all adjustments of a normal recurring nature considered necessary for a fair presentation have been included. The results of operations of any interim period are not necessarily indicative of the results of operations to be expected for the full fiscal year. These condensed consolidated financial statements include the accounts of the Company and its subsidiaries. All intercompany balances and transactions have been appropriately eliminated in consolidation.
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
Foreign Currency Translation
The financial statements of the Company’s subsidiary, for which the functional currency is the local currency, is translated into U.S. dollars using the exchange rate at the consolidated balance sheet date for assets and liabilities and a weighted-average exchange rate during the year for revenue, expenses, gains and losses. Translation adjustments are recorded as accumulated other comprehensive income (loss) within shareholders’ equity. Gains or losses from foreign currency transactions are recognized in the condensed consolidated statements of operations. Such transactions resulted in minimal gains or losses for the three months ended March 31, 2026 and 2025.
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
Warrants
Warrants are accounted for as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance. Warrants that meet the definition of a derivative financial instrument, and that also meet the equity scope exception criteria, are classified as equity. Equity classified warrants are recorded at their initial fair value and are not subject to fair value remeasurement provided that the criteria for equity classification continues to be met. Warrants that are classified as liabilities are accounted for at fair value, subject to fair value remeasurement at each balance sheet date with changes in fair value recognized in other income, net. The classification of warrants is re-assessed at the end of each reporting period. The fair value of both equity-classified and liability-classified warrants are determined using the Black-Scholes options pricing model (“Black-Scholes model”) which includes Level 3 inputs.

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

Assets and Liabilities that are Measured at Fair Value on a Recurring Basis
Financial instruments include cash equivalents, Bitcoin, accounts payable, and accrued liabilities. Fair value estimates of these instruments are made at a specific point in time, based on relevant market information. These estimates may be subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. The carrying amount of cash equivalents, accounts payable and accrued liabilities are generally considered to be representative of their respective fair values because of the short-term nature of those instruments.
The following tables provide a summary of the assets that are measured at fair value on a recurring basis (in thousands):

	March 31, 2026
	Fair Value	Level 1	Level 2	Level 3
Assets:
Bitcoin	$1,785	$1,785	$—	$—

	December 31, 2025
	Fair Value	Level 1	Level 2	Level 3
Assets:
Bitcoin	$3,263	$3,263	$—	$—
Assets and Liabilities that are Measured at Fair Value on a Nonrecurring Basis
Non-financial assets such as property and equipment and intangible assets are recorded at fair value when an impairment is recognized or at the time acquired in an asset acquisition or business combination measured using significant unobservable inputs (Level 3). For the three months ended March 31, 2026 and 2025, there were no impairments recognized.
4.Bitcoin
The following table presents the activities of Bitcoin (in thousands):

Balance at January 1, 2026	$3,263
Revenue recognized from Bitcoin mined	1,916
Proceeds from sale of Bitcoin	(2,788)
Change in fair value of Bitcoin	(606)
Balance at March 31, 2026	$1,785
The following table presents Bitcoin holdings (in thousands except for number of Bitcoin):

	March 31, 2026	December 31, 2025
Number of Bitcoin held	26.2	37.3
Carrying basis of Bitcoin	$1,990	$3,835
For the three months ended March 31, 2026 and 2025, the Company had a realized loss on the sale of Bitcoin of $1.0 million and $0.1 million, respectively.

All additions of Bitcoin were generated by the Company’s Bitcoin mining operations. All dispositions of Bitcoin were the result of sales on the open market and used to fund operations. Bitcoin holdings are not subject to sale restrictions and do not serve as collateral for any agreements. As of March 31, 2026 and December 31, 2025, the Company held no other cryptocurrency.
5.    Note Receivable
Rainmaker Promissory Note
In September 2020, the Company entered into a Senior Secured Convertible Promissory Note with Rainmaker Worldwide Inc. (the “Rainmaker Note”). The Rainmaker Note is secured as a registered lien under the Uniform Commercial Code and the Personal Property Security Act (Ontario) against the assets of Rainmaker. In January 2025, the Company and Rainmaker entered into Amendment No. 4 to the Rainmaker Note and the principal amount was revised to $4.6 million and the due date was extended to January 14, 2026.
In January 2026, the Company and Rainmaker entered into a settlement agreement to the Rainmaker Note and both parties agreed the outstanding amount would be settled by a one-time payment of $0.5 million by February 27, 2026 (the “Settlement Date”). Such payment was not received by the Settlement Date, and based on the settlement agreement, the amount increases by $50,000 the first business day of each month following the Settlement Date. All amounts related to the Rainmaker Note have been fully reserved.
6.    Certain Balance Sheet Items
The following table summarizes other current assets (in thousands):

	March 31, 2026	December 31, 2025
Bitcoin mining hosting deposits	$1,025	$870
Prepaid insurance	320	364
Prepaid mining hosting services	167	259
Prepaid services	144	137
Other	138	77
Other current assets	$1,794	$1,707
The following table summarizes property and equipment, net (in thousands):

	March 31, 2026	December 31, 2025
Mining equipment	$14,418	$24,019
Infrastructure	1,516	1,516
Total	15,934	25,535
Accumulated depreciation	(2,382)	(10,927)
Property and equipment, net	$13,552	$14,608
Depreciation expense for property and equipment was $0.8 million and $1.2 million for the three months ended March 31, 2026 and 2025, respectively.
Mining Equipment
In February 2026, the Company completed the sale of older generation mining equipment not in service for proceeds of $1.2 million, which was applied to the purchase of new mining equipment.

7.    Intangible Assets
The following table summarizes intangible assets, net (in thousands):

	March 31, 2026	December 31, 2025
Supplier agreements	$37,525	$37,525
Accumulated amortization	(36,287)	(35,915)
Intangible assets, net	$1,238	$1,610
Amortization expense for intangible assets was $0.4 million for both the three months ended March 31, 2026 and 2025.
Estimated amortization expense for intangible assets is approximately $1.1 million for the remainder of 2026 and $0.1 million in fiscal year 2027.
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
9.Share Capital
At-the-Market Offering Program
On January 3, 2025, the Company entered into a sales agreement (the “ATM Agreement”) with A.G.P./Alliance Global Partners (the “Sales Agent”). In accordance with the terms of the ATM Agreement, the Company may offer and sell from time to time through or to the Sales Agent, as agent or principal, the Company's common shares having an aggregate offering price of up to $8.0 million (the “Placement Shares”). The ATM Agreement can be terminated by either party by giving two days written notice.
Neither the Company nor the Sales Agent are obligated to sell any Placement Shares pursuant to the ATM Agreement. Subject to the terms and conditions of the ATM Agreement, the Sales Agent will use commercially reasonable efforts, consistent with its normal trading and sales practices and applicable state and federal law, rules and regulations and the rules of Nasdaq, to sell the Placement Shares from time to time based upon the Company’s instructions, including any price, time or size limits or other customary parameters or conditions the Company may impose. Sales of the Placement Shares, if any, will be made on Nasdaq at market prices by any method permitted by law deemed to be an “at the market offering” as defined in Rule 415 of the Securities Act of 1933, as amended. For the three months ended March 31, 2026 and 2025, under the ATM Agreement the Company issued 256,142 and 21,045 common shares, respectively, for $0.4 million and $0.1 million of net proceeds, respectively.
Unlimited authorized shares of common shares at no par value are available to the Company. At March 31, 2026, the following table summarizes outstanding warrants to purchase common shares:

Date issued	Contractual life (years)	Exercise price	Number outstanding	Expiration
September 2021	5	$665.00	142,955	September 8, 2026
February 2022	5	$280.00	1,429	February 7, 2027
February 2022	5	$350.00	1,429	February 7, 2027
February 2022	5	$420.00	1,429	February 7, 2027
April 2023	3	$13.42	7,356	April 17, 2026
August 2023	3	$27.50	80,000	August 11, 2026
August 2023	3	$27.50	216,293	August 23, 2026
October 2025	5	$9.40	873,643	January 15, 2031
			1,324,534
10.Equity Incentive Plan
Stock Options
The fair value of option awards are estimated on the date of grant using the Black-Scholes model. Expected volatility was based on historical volatility of the Company’s common shares. The expected term of options granted was based on the simplified method. The risk-free interest rate was based on the U.S. Treasury yield for a period consistent with the expected term of the option in effect at the time of the grant. The dividend yield assumption was based on the expectation of no future dividend payments. Option awards can be granted for a maximum term of up to 10 years. There were no options granted for the three months ended March 31, 2026 and 2025.
The following table summarizes option activity:

	Shares Subject to Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Options outstanding — January 1, 2026	56,586	$36.18
Exercised	—	$—
Forfeited	(8,035)	$126.00
Options outstanding — March 31, 2026	48,551	$21.31	3.9	$—
Vested and expected to vest — March 31, 2026	48,551	$21.31	3.9	$—
Exercisable — March 31, 2026	33,601	$27.27	3.4	$—

Restricted Stock Units
The following table summarizes RSU activity:

	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding — January 1, 2026	179,165	$6.23
Granted	472,222	$1.38
Vested and released	(34,608)	$5.94
Forfeited	—	$—
Outstanding — March 31, 2026	616,779	$2.53
Vested and unreleased — March 31, 2026	8,985	$9.30
The estimated fair value of RSUs was based on the closing market value of the Company’s common shares on the date of grant. RSUs typically vest over a period of 12 months to three years from the original date of grant. The total grant date fair value of RSUs vested during the three months ended March 31, 2026 and 2025 was approximately $0.2 million and $0.4 million, respectively. The fair value of RSUs vested during the three months ended March 31, 2026 and 2025 was approximately $51,000 and $0.2 million, respectively.
Restricted Stock Units with a Performance Condition
In July 2025, the Company entered into a financial advisory agreement and issued to non-employees RSU grants with a performance condition, of which 50% of the RSUs were vested on the date of grant and the common shares issued. The remaining outstanding will vest upon achievement of a specific performance condition and expire 12 months from the date of grant. See Note 12 Commitments and Contingencies for more information on the related financial advisory agreement.
The following table summarizes RSU with performance condition activity:

	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding — January 1, 2026	37,036	$6.25
Vested	—	$—
Forfeited	—	$—
Outstanding — March 31, 2026	37,036	$6.25
Restricted Stock Awards
During the three months ended March 31, 2026, there were 45,532 fully vested RSAs granted in lieu of cash payment for services performed. The fair value of the RSAs granted of approximately $0.1 million was based on the closing price of the Company’s common shares on the date of grant. There were no RSAs granted during the three months ended March 31, 2025.
Share-Based Compensation Expense
The following compensation expense related to share-based compensation awards was recorded (in thousands):

	Three Months Ended March 31,
	2026	2025
Total share-based compensation expense - general and administrative	$325	$71

Total unrecognized estimated compensation cost by type of award and the weighted-average remaining requisite service period over which such expense is expected to be recognized (in thousands, unless otherwise noted):

	March 31, 2026
	Unrecognized Expense	Remaining Weighted-Average Recognition Period (years)
RSUs	$1,231	1.0
Stock options	$17	0.2
11.Net Loss per Share
Basic net loss per share is computed by dividing net loss applicable to common shareholders by the weighted-average number of common shares outstanding during the period. Common share purchase warrants, options and RSUs outstanding, and preferred shares are considered common stock equivalents and are only included in the calculation of diluted earnings per common share when net income is reported and their effect is dilutive. For all periods presented, there is no difference in the number of shares used to calculate basic and diluted shares outstanding due to the Company’s net loss position.
Anti-dilutive common share equivalents excluded from the computation of diluted net loss per share were as follows:

	Three Months Ended March 31,
	2026	2025
Common share purchase warrants	1,324,534	891,899
Options and RSUs outstanding	702,366	140,389
Preferred shares	2,300	2,300
12.Commitments and Contingencies
Hosting Agreements
On November 1, 2025, the Company entered into a Hosting Agreement with North Campbell HostCo LLC (the “Campbell Hosting Agreement”), for rack space, network services, electrical connections, routine facility maintenance, and technical support of certain of the Company’s mining equipment. The Campbell Hosting Agreement has an initial term of 12 months and can be terminated based on certain defaults defined in such agreement. A deposit of $0.4 million has been made based on the Campbell Hosting Agreement. For the three months ended March 31, 2026, the Company incurred costs under the Campbell Hosting Agreement of $0.9 million.
On April 19, 2024, the Company entered into a Master Hosting Agreement with Simple Mining LLC (“Simple Mining”) for rack space, network services, electrical connections, routine facility maintenance, and technical support of certain of the Company’s mining equipment (the “Simple Mining Hosting Agreement”), as amended. Effective November 22, 2025, the Simple Mining Hosting Agreement was mutually terminated. For the three months ended March 31, 2026 and 2025, the Company incurred costs under the Simple Mining Hosting Agreement of nil and $1.5 million, respectively.

On October 18, 2023, the Company entered into a Hosting Agreement with Joshi Petroleum, LLC (the “Joshi Hosting Agreement”) for rack space, network services, electrical connections, routine facility maintenance, and technical support of certain of the Company’s mining equipment. Effective January 2, 2026, the Joshi Hosting Agreement was assigned to Evolution Technology LLC. The Joshi Hosting Agreement has an initial term of three years with subsequent one year renewal periods until either party provides written notice to the other party of its desire to avoid and given renewal term at least 30 days in advance of the conclusion of the prior initial term or renewal period. As required by the Joshi Hosting Agreement, the Company paid a deposit of $0.3 million representing the last two months of estimated service fees. For the three months ended March 31, 2026 and 2025, the Company incurred costs under the Joshi Hosting Agreement of $0.1 million and $0.4 million, respectively.
On April 4, 2023, the Company entered into a Master Hosting Services Agreement with Rebel Mining Company, LLC (the “Rebel Hosting Agreement”) for rack space, network services, electrical connections, routine facility maintenance, and technical support of certain of the Company’s mining equipment. On January 16, 2025, the Company terminated the Rebel Hosting Agreement and agreed to a settlement amount of $2.4 million payable to the Company in satisfaction of all obligations of the Rebel Hosting Agreement and it constitutes a final settlement of all amounts owed by either party of the Rebel Hosting Agreement. During the third quarter ended September 30, 2025, the Company recorded a $0.3 million impairment for the remaining outstanding portion of the settlement that is in default. For the three months ended March 31, 2026 and 2025, the Company incurred costs under the Rebel Hosting agreements of nil and $0.1 million, respectively.
Management Agreement
In March 2025, the Company entered into a management services agreement with Simple Mining to manage its self-owned 8 megawatt facility in Iowa (“Iowa Site”) for a term of 12 months, with automatic renewals for subsequent terms of 12 months unless terminated by either party with written notice 30 days prior to the expiration of the then current term. For the three months ended March 31, 2026 and 2025, management services fees paid to Simple Mining were approximately $44,000 and $12,000, respectively.
Financial Advisory Agreement
In July 2025, the Company entered into a financial advisory and consulting agreement for a term of 12 months, with automatic one month renewal periods. The agreement can be canceled by either party at any time with 10 days written notification to the other party. Fees are $25,000 per month for ongoing work, and a $1.45 million fee for certain transactions, payable in cash and equity. For the three months ended March 31, 2026, fees paid under the financial and advisory agreement were approximately $0.1 million.
Letters of Credit
During the ordinary course of business, the Company provides standby letters of credit to third parties as required for certain transactions initiated by the Company. As of March 31, 2026, the Company had no outstanding standby letters of credit.
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

13.Subsequent Events
Subsequent to March 31, 2026, the Company granted 86,871 fully vested RSAs with a fair value of approximately $0.1 million based on the closing price of the Company’s common shares on the date of grant.
At-the-Market Offering Program
Subsequent to March 31, 2026, under the ATM Agreement the Company issued 389,865 common shares for $0.6 million of net proceeds.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
The following quarterly management’s discussion and analysis (“MD&A”) should be read in conjunction with our unaudited condensed consolidated financial statements and the accompanying notes of Sphere 3D Corp. (the “Company”) for the three months ended March 31, 2026. The condensed consolidated financial statements have been presented in United States (“U.S.”) dollars and have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). Unless the context otherwise requires, any reference to the “Company,” “Sphere 3D,” “we,” “our,” “us” or similar terms refers to Sphere 3D Corp. and its subsidiaries. Unless otherwise indicated, all references to “$” and “dollars” in this discussion and analysis mean U.S. dollars.
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
Many factors could cause actual results, performance or achievements or future events or developments to differ materially from those expressed or implied by the forward-looking statements, including, but not limited to: the inability to maintain compliance with the requirements of the Nasdaq Capital Market (“Nasdaq”) and/or inability to maintain listing with Nasdaq; the impact of competition; the investment in technological innovation; the retention or maintenance of key personnel; the possibility of significant fluctuations in operating results; the ability of Sphere 3D to maintain business relationships; financial, political or economic conditions; financing risks; future acquisitions; volatility in the market price for the common shares of the Company; compliance by Sphere 3D with financial reporting and other requirements as a public company; conflicts of interests; future sales of common shares by Sphere 3D’s directors, officers and other shareholders; dilution and future sales of common shares. For more information on these risks, you should refer to the Company’s filings with the securities regulatory authorities, including the Company’s most recently filed Annual Report on Form 10-K, which is available on SEDAR at www.sedar.com and EDGAR at www.sec.gov. In evaluating such statements, we urge you to specifically consider various factors identified in this report, any of which could cause actual results to differ materially from those indicated by such forward-looking statements. Forward-looking statements speak only as of the date of this report and we undertake no obligation to publicly update any forward-looking statements to reflect new information, events or circumstances after the date of this report. Actual events or results may differ materially from such statements.
Business Combination
On March 5, 2026, the Company and Cathedra Bitcoin Inc. (“Cathedra”), entered into a definitive agreement to combine the two companies in an all-stock transaction (the “Arrangement Agreement”). Under the terms of the Arrangement Agreement, the Company has agreed to acquire all of the issued and outstanding shares of Cathedra (the “Transaction”), subject to customary closing conditions, including regulatory, court, and shareholder approvals, such that upon consummation of the Transaction, Cathedra will be a wholly-owned subsidiary of the Company. If the Arrangement Agreement is terminated in certain specified circumstances, the Company or Cathedra would be required to pay the other party a termination fee of $0.5 million. The Arrangement Agreement is currently expected to close in the second quarter of 2026.

Share Consolidation
On February 9, 2026, we filed an Articles of Amendment to effect a share consolidation (also known as a reverse stock split) of our issued and outstanding common shares in the ratio of 1-for-10. The share consolidation was effective on February 9, 2026. Our common shares began trading on an adjusted basis on Nasdaq at the opening of trading on February 10, 2026. All share and per share amounts have been restated for all periods presented to reflect the share consolidation.
Overview
In January 2022, we commenced operations of our Bitcoin mining business and are dedicated to becoming a leader in the blockchain and cryptocurrency industry. We have established and continue to grow an enterprise-scale mining operation through the procurement of mining equipment and infrastructure, and partnering with experienced service providers.
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
As of March 31, 2026, we have a total hashrate capacity of 0.84 exahash per second (“EH/s”). We are strategizing for our future growth and have refreshed a significant portion of our fleet with newer-generation machines to bolster efficiency. In February 2026, we completed the sale of older generation mining equipment not in service for proceeds of $1.2 million, which was applied to the purchase of new mining equipment. As of March 2025, we have a self-owned 8 megawatt facility in Iowa (“Iowa Site”). Vertically integrating with self-owned facilities, such as our Iowa Site, allows us to reduce our reliance on third-parties and decrease our overall cost to mine a Bitcoin. As a result of our recent strategic changes, mining production has decreased as we focused on our long-term goals of (i) transitioning to lower-cost hosting sites, (ii) vertically integrating to own our own sites, and (iii) refreshing our fleet with newer-generation machines.
During the three months ended March 31, 2026, we mined 25.3 Bitcoin, which represented a decrease of 17.0% over the 30.5 Bitcoin we mined during the three months ended March 31, 2025. The decrease was primarily due to our transition to lower-cost hosting sites and refreshing our fleet with newer-generation machines. Based on our existing operations and expected deployment of miners we have purchased, we anticipate continuing to increase exahash throughout 2026. We do not have scheduled downtime for our miners. We periodically perform both scheduled and unscheduled maintenance on our miners. Depending on the type of repair, the miner may run at a reduced speed or be taken offline. We use software programs to monitor the performance of our machines. The miners operating as of March 31, 2026 have an average efficiency (joules per terahash – “J/th”) of 17.1 J/th. The miner efficiency is an indication of how efficiently we can earn Bitcoin and minimize cost to run the miner. Currently, we intend only to mine Bitcoin and we hold no other cryptocurrency other than Bitcoin. We do not have any power purchase agreements for the supply of power.
As of March 31, 2026, we held approximately 26.2 Bitcoin. The fair value of our Bitcoin as of March 31, 2026 was approximately $1.8 million on our consolidated balance sheet.

Results of Operations
The First Quarter of 2026 Compared with the First Quarter of 2025
Revenue
During the first quarter of 2026 and 2025, we had revenues of $1.9 million and $2.8 million, respectively. The $0.9 million decrease in revenue is primarily due to the process of removing older mining equipment and replacing it with newer generation machines resulting in fewer machines mining and less Bitcoin mined, and a decrease in the fair value of Bitcoin. The refreshing of our mining equipment is substantially complete as of the end of the first quarter of 2026. During the first quarter of 2026 and 2025, all of our revenue was derived from Bitcoin mining.
Operating Expenses
Cost of Revenue (exclusive of depreciation and amortization expense)
During the first quarter of 2026 and 2025, direct cost of revenues were $1.6 million and $2.2 million, respectively. The $0.6 million decrease in cost of revenue was primarily due to lower hosting fees related to older machines taken offline, sold, and replaced with newer generation machines, as well as lower cost of revenue at our Iowa Site.
General and Administrative Expense
General and administrative expenses were $2.5 million and $3.2 million for the first quarter of 2026 and 2025, respectively. The $0.7 million decrease was primarily due to a $1.1 million decrease in legal fees related to a resolved litigation, and a $0.1 million decrease in insurance expense. These decreases were offset by a $0.3 million increase in costs related to strategic business growth efforts, and a $0.2 million increase in share-based compensation.
Depreciation and Amortization Expense
Depreciation and amortization expense was $1.1 million and $1.6 million for the first quarter of 2026 and 2025, respectively.
Loss on Disposal of Property and Equipment
Loss on disposal of property and equipment was $0.2 million and $0.8 million for the first quarter of 2026 and 2025, respectively, and related to the sale of mining equipment.
Change in Fair Value of Bitcoin
Change in fair value of Bitcoin was a loss of $0.6 million and $0.2 million for the first quarter of 2026 and 2025, respectively. The loss was the change in fair value of Bitcoin held, as well as the loss from when Bitcoin was sold.
Non-Operating Income and Expenses
Investment Loss
Investment loss was nil and loss of $3.7 million for the first quarter of 2026 and 2025, respectively, and related to unrealized losses on our equity investment in Core Scientific Inc.
Liquidity and Capital Resources
Our principal sources of liquidity are our existing cash and cash equivalents. We expect to fund our operations going forward with existing cash resources, revenue from our Bitcoin mining operation, and cash that we may raise through future financing transactions. At March 31, 2026, we had cash and cash equivalents of $3.1 million compared to cash and cash equivalents of $3.7 million at December 31, 2025. As of March 31, 2026, we had working capital of $5.0 million, reflecting a decrease of $1.9 million since December 31, 2025.

At-the-Market Offering Program. On January 3, 2025, we entered into a sales agreement (the “ATM Agreement”) with A.G.P./Alliance Global Partners (the “Sales Agent”). In accordance with the terms of the ATM Agreement, we may offer and sell from time to time through or to the Sales Agent, as agent or principal, the Company's common shares having an aggregate offering price of up to $8.0 million (the “Placement Shares”). The ATM Agreement can be terminated by either party by giving two days written notice. We expect that any proceeds received from the facility will be used primarily for working capital and general corporate purposes and in furtherance of our corporate strategy which may include to accelerate efficiency, for the purchase/upgrade of the Company’s mining fleet, and vertical integration of infrastructure.
Neither us nor the Sales Agent are obligated to sell any Placement Shares pursuant to the ATM Agreement. Subject to the terms and conditions of the ATM Agreement, the Sales Agent will use commercially reasonable efforts, consistent with its normal trading and sales practices and applicable state and federal law, rules and regulations and the rules of Nasdaq, to sell the Placement Shares from time to time based upon our instructions, including any price, time or size limits or other customary parameters or conditions we may impose. Sales of the Placement Shares, if any, will be made on Nasdaq at market prices by any method permitted by law deemed to be an “at the market offering” as defined in Rule 415 of the Securities Act of 1933, as amended. For the three months ended March 31, 2026 and 2025, under the ATM Agreement the Company issued 256,142 and 21,045 common shares, respectively, for $0.4 million and $0.1 million of net proceeds, respectively. Subsequent to March 31, 2026, under the ATM Agreement we issued 389,865 common shares for $0.6 million of net proceeds.
Management has projected that based on our recurring losses, negative cash flows from operating activities, and our hashing rate at March 31, 2026, cash on hand may not be sufficient to allow us to continue operations and there is substantial doubt about our ability to continue as a going concern within 12 months from the date of issuance of our financial statements if we are unable to raise additional funding for operations. We expect our working capital needs to increase in the future as we continue to expand and enhance our operations. Our ability to raise additional funds for working capital through equity or debt financings or other sources may depend on the financial success of our business and successful implementation of our key strategic initiatives, financial, economic and market conditions and other factors, some of which are beyond our control. We require additional capital and if we are unsuccessful in raising that capital at a reasonable cost and at the required times, or at all, we may not be able to continue our business operations in the cryptocurrency mining industry or we may be unable to advance our growth initiatives, either of which could adversely impact our business, financial condition and results of operations. In an effort to mitigate these risks we are taking steps to lower our cost of mining and have refreshed our mining fleet to increase our mining efficiency.
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
The following table shows a summary of our cash flows (used in) provided by operating activities, investing activities, and financing activities (in thousands):

	Three Months Ended March 31,
	2026	2025
Net cash used in operating activities	$(3,718)	$(4,078)
Net cash provided by investing activities	$2,788	$1,332
Net cash provided by financing activities	$368	$108

Net cash used in operating activities. The use of cash during the first three months of 2026 was primarily a result of our net loss of $4.1 million, offset by $2.3 million in noncash items, which primarily included depreciation and amortization, share-based compensation expense, loss on disposal of property and equipment, and change in fair value of Bitcoin.
Net cash provided by investing activities. During the first three months of 2026, we received $2.8 million from proceeds from the sale of Bitcoin. During the first three months of 2025, we received $2.1 million of proceeds from the sale of Bitcoin, and $0.2 million of proceeds from the sale of older mining machines, offset by $1.0 million of payments for the purchase of property and equipment consisting of newer generation mining machines.
Net cash provided by financing activities. For the first three months of 2026 and 2025, we received $0.4 million and $0.1 million of net proceeds from the issuance of common shares through our ATM Agreement.
Off-Balance Sheet Information
During the ordinary course of business, we may provide standby letters of credit to third parties as required for certain transactions initiated by us. As of March 31, 2026, we have no standby letters of credit outstanding.
Critical Accounting Estimates
The discussion and analysis of our financial condition and results of operations are based on our condensed consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles, or U.S. GAAP. The preparation of our condensed consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. We review our estimates on an ongoing basis. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results may differ from these estimates under different assumptions or conditions. Management has determined that there are no critical accounting estimates that require disclosure. Our significant accounting policies are outlined in Note 2 to the consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025.
Recent Accounting Pronouncements
Refer to Note 2 - Summary of Significant Accounting Policies to our condensed consolidated financial statements for a discussion of recent accounting pronouncements and their effect, if any, on us.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Not applicable.
Item 4. Controls and Procedures
Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our principal executive officer and principal accounting officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rules 13a-15(e) or 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and our principal accounting officer concluded that our disclosure controls and procedures were effective to give reasonable assurance that information required to be publicly disclosed is recorded, processed, summarized, and reported on a timely basis as of the end of the period covered by this report.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended March 31, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION
Item 1.    Legal Proceedings.
For a discussion of our legal proceedings, see Note 12. Commitments and Contingencies to our Consolidated Financial Statements.
Item 1A. Risk Factors.
An investment in our Company involves a high degree of risk. In addition to the risk factors and other information included or incorporated by reference to this report, you should carefully consider each of the risk factors described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025, which is available on SEDAR at www.sedar.com and EDGAR at www.sec.gov. Furthermore, various risk factors applicable to us, our business and Cathedra in connection with the proposed Transaction with Cathedra are described under the heading “Risk Factors” in the definitive proxy statement filed with the Securities and Exchange Commission on April 16, 2026, which risk factors are incorporated herein by reference. These risks and uncertainties are not the only ones we face. Additional risks and uncertainties not presently known to us or that we currently consider immaterial may also impair our business operations. If any of the risks occur, our business and financial results could be harmed and the trading price of our common shares could decline.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
None.
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
None.

Item 6. Exhibits.

Exhibit		Filed	Incorporated by Reference
Number	Description	Herewith	Form	File No.	Date Filed

2.1*	Arrangement Agreement, dated as of March 5, 2026, by and among Sphere 3D Corp., S3D Acquisition Corp. and Cathedra Bitcoin Inc.		8-K	001-36532	3/11/2026

3.1	Certificate and Articles of Amalgamation of Sphere 3D Corp.		6-K	001-36532	3/25/2015

3.2	Certificate of Amendment to the Articles of Amalgamation of Sphere 3D Corp.		6-K	001-36532	7/17/2017

3.3	Certificate of Amendment to the Articles of Amalgamation of Sphere 3D Corp.		8-K	001-36532	10/2/2018

3.4	Certificate of Amendment to the Articles of Amalgamation of Sphere 3D Corp.		8-K	001-36532	11/5/2018

3.5	Certificate of Amendment to the Articles of Amalgamation of Sphere 3D Corp.		8-K	001-36532	11/14/2018

3.6	Certificate of Amendment to the Articles of Amalgamation of Sphere 3D Corp.		8-K	001-36532	7/12/2019

3.7	Certificate of Amendment to the Articles of Amalgamation of Sphere 3D Corp.		8-K	001-36532	11/8/2019

3.8	Certificate of Amendment to the Articles of Amalgamation of Sphere 3D Corp.		8-K	001-36532	5/8/2020

3.9	Certificate of Amendment to the Articles of Amalgamation of Sphere 3D Corp.		8-K	001-36532	9/29/2020

3.10	Certificate of Amendment to the Articles of Amalgamation of Sphere 3D Corp.		6-K	001-36532	1/7/2021

3.11	Certificate of Amendment to the Articles of Amalgamation of Sphere 3D Corp.		6-K	001-36532	7/15/2021

3.12	Certificate of Amendment to the Articles of Amalgamation of Sphere 3D Corp.		6-K	001-36532	10/4/2021

3.13	Certificate of Amendment to the Articles of Amalgamation of Sphere 3D Corp.		8-K	001-36532	6/28/2023

3.14	Certificate of Amendment to the Articles of Amalgamation of Sphere 3D Corp.		8-K	001-36532	2/12/2026

3.15	By-law No. 1, as Amended		6-K	001-36532	7/17/2017

3.16	By-law No. 1 Amending Agreement		6-K	001-36532	2/1/2022

3.17	By-law No. 1 Amending Agreement		8-K	001-36532	1/13/2023

3.18	By-law No. 2		6-K	001-36532	5/12/2017

10.1	Form of Support Agreement		8-K	001-36532	3/11/2026

10.2+	Amendment No. 1 to Employment Agreement, dated as of March 5, 2026, by and among Kurt Kalbfleisch and Sphere 3D Corp.		8-K	001-36532	3/11/2026

Exhibit		Filed	Incorporated by Reference
Number	Description	Herewith	Form	File No.	Date Filed

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

31.2	Certification of Chief Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

32.2	Certification of Chief Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document	X

101.SCH	Inline XBRL Taxonomy Extension Schema	X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase	X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase	X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase	X

101.PRE	Inline XBRL Taxonomy Presentation Linkbase	X

104	Cover Page Interactive Data File (formatted as inline XBRL as contained in Exhibit 101)	X
_______________
* Certain of the schedules to this exhibit have been omitted in accordance with Regulation S-K Item 601(a)(5). Sphere agrees to furnish supplementally a copy of all omitted exhibits and schedules to the Securities and Exchange Commission upon its request.
+ Management contract or compensation plan or arrangement.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Sphere 3D Corp.

Date:	May 15, 2026	By:	/s/ Kurt L. Kalbfleisch
Kurt L. Kalbfleisch
Chief Executive Officer
(Principal Executive and Financial Officer)