Form 10-Q
period 2026-06-30
Sphere 3D Corp.
filed 2026-08-14
CIK 1591956

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from___________________________to ___________________________
Commission File Number: 001-36532
__________________________________
Sphere 3D Corp.
(Exact name of Registrant as specified in its charter)
__________________________________

Ontario, Canada	98-1220792
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

243 Tresser Blvd, 17th Floor
Stamford, CT	06901
(Address of principal executive offices)	(Zip Code)
647 952-5049
(Registrant’s Telephone Number, Including Area Code)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Shares	ANY	Nasdaq Capital Market
Common Shares Purchase Rights	n/a	Nasdaq Capital Market
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of August 11, 2026, there were 8,704,816 shares of the registrant’s common shares outstanding.

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements.
Sphere 3D Corp.
Condensed Consolidated Balance Sheets
(in thousands of U.S. dollars, except shares)
(unaudited)

	June 30, 2026	December 31, 2025
Assets
Current assets:
Cash and cash equivalents	$2,846	$3,707
Bitcoin	1,197	3,263
Accounts receivable	346	—
Other current assets	1,731	1,707
Total current assets	6,120	8,677
Property and equipment, net	10,706	14,608
Operating lease right-of-use assets	1,451	—
Goodwill	3,282	—
Intangible assets, net	754	1,610
Other non-current assets	2,554	225
Total assets	$24,867	$25,120
Liabilities, Temporary Equity, and Shareholders’ Equity
Current liabilities:
Accounts payable	$2,146	$427
Accrued liabilities	1,231	544
Accrued payroll and employee compensation	1,334	831
Other current liabilities	1,205	—
Total current liabilities	5,916	1,802
Operating lease liabilities, net of current portion	1,298	—
Deferred tax liabilities	760	—
Total liabilities	7,974	1,802
Commitments and contingencies (Note 15)
Temporary equity:
Series H preferred shares, no par value, unlimited shares authorized, 161 shares issued and outstanding as of both June 30, 2026 and December 31, 2025	18	18

Shareholders’ equity:
Series I preferred shares, no par value, unlimited shares authorized, 1,387,117 and nil shares issued and outstanding as of June 30, 2026 and December 31, 2025, respectively	2,677	—
Common shares, no par value; unlimited shares authorized, 7,639,893 and 3,392,541 shares issued and outstanding as of June 30, 2026 and December 31, 2025, respectively	512,245	503,414
Accumulated other comprehensive loss	(1,809)	(1,811)
Accumulated deficit	(496,238)	(478,303)
Total shareholders’ equity	16,875	23,300
Total liabilities, temporary equity, and shareholders’ equity	$24,867	$25,120
See accompanying notes to condensed consolidated financial statements.

Sphere 3D Corp.
Condensed Consolidated Statements of Operations
(in thousands of U.S. dollars, except share and per share amounts)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025

Revenues	$2,452	$3,018	$4,368	$5,835

Operating costs and expenses:
Cost of revenue (exclusive of depreciation and amortization shown below)	2,287	2,301	3,890	4,495
General and administrative	4,831	2,126	7,282	5,295
Depreciation and amortization	1,319	1,667	2,464	3,273
Impairment of property and equipment	7,039	—	7,039	—
Impairment of intangible assets	588	—	588	—
Loss on disposal of property and equipment	—	51	241	859
Change in fair value of Bitcoin	210	(500)	816	(272)
Total operating costs and expenses	16,274	5,645	22,320	13,650
Loss from operations	(13,822)	(2,627)	(17,952)	(7,815)
Other income (expense):
Investment gain	—	4,309	—	659
Other (expense) income, net	(5)	(13)	20	40
Net (loss) income before taxes	(13,827)	1,669	(17,932)	(7,116)
Provision for income taxes	2	2	3	2
Net (loss) income	$(13,829)	$1,667	$(17,935)	$(7,118)

Net (loss) income per share:
Basic	$(2.68)	$0.60	$(4.14)	$(2.59)
Diluted	$(2.68)	$0.60	$(4.14)	$(2.59)
Shares used in computing net (loss) income per share:
Basic	5,166,486	2,774,780	4,328,230	2,748,060
Diluted	5,166,486	2,777,080	4,328,230	2,748,060
See accompanying notes to condensed consolidated financial statements.

Sphere 3D Corp.
Condensed Consolidated Statements of Comprehensive (Loss) Income
(in thousands of U.S. dollars)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025

Net (loss) income	$(13,829)	$1,667	$(17,935)	$(7,118)
Other comprehensive income:
Foreign currency translation adjustment	2	17	2	14
Total other comprehensive income	2	17	2	14
Comprehensive (loss) income	$(13,827)	$1,684	$(17,933)	$(7,104)
See accompanying notes to condensed consolidated financial statements.

Sphere 3D Corp.
Condensed Consolidated Statements of Shareholders’ Equity
(in thousands of U.S. dollars, except shares)
(unaudited)

	Preferred Shares		Common Shares		Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Shareholders' Equity
	Shares	Amount	Shares	Amount
Balance at January 1, 2026	—	$—	3,392,541	$503,414	$(1,811)	$(478,303)	$23,300
Issuance of common shares for reverse stock split fractional shares	—	—	38,263	—	—	—	—
Issuance of common shares for at-the-market offering, net	—	—	256,142	415	—	—	415
Issuance of common shares for settlement of liabilities	—	—	45,532	61	—	—	61
Issuance of common shares for vested restricted stock units	—	—	34,608	—	—	—	—
Share-based compensation	—	—	—	325	—	—	325
Net loss	—	—	—	—	—	(4,106)	(4,106)
Balance at March 31, 2026	—	—	3,767,086	504,215	(1,811)	(482,409)	19,995
Issuance of equity instruments for acquisition	1,387,117	2,677	2,405,300	4,666	—	—	7,343
Issuance of common shares for at-the-market offering, net	—	—	892,582	2,065	—	—	2,065
Issuance of common shares for vested restricted stock units	—	—	485,054	231	—	—	231
Issuance of common shares for settlement of liabilities	—	—	89,871	171	—	—	171
Share-based compensation	—	—	—	897	—	—	897
Other comprehensive income	—	—	—	—	2	—	2
Net loss	—	—	—	—	—	(13,829)	(13,829)
Balance at June 30, 2026	1,387,117	$2,677	7,639,893	$512,245	$(1,809)	$(496,238)	$16,875

	Preferred Shares		Common Shares		Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Shareholders' Equity
	Shares	Amount	Shares	Amount
Balance at January 1, 2025	—	$—	2,545,342	$497,957	$(1,821)	$(456,821)	$39,315
Issuance of common shares for at-the-market offering, net	—	—	21,045	108	—	—	108
Issuance of common shares pursuant to vesting of restricted stock units, net of shares withheld for income taxes	—	—	751	—	—	—	—
Exercise of pre-funded warrants	—	—	50,700	—	—	—	—
Share-based compensation	—	—	—	71	—	—	71
Other comprehensive loss	—	—	—	—	(3)	—	(3)
Net loss	—	—	—	—	—	(8,785)	(8,785)
Balance at March 31, 2025	—	—	2,617,838	498,136	(1,824)	(465,606)	30,706
Issuance of common shares pursuant to vesting of restricted stock units, net of shares withheld for income taxes	—	—	68,518	—	—	—	—
Exercise of pre-funded warrants	—	—	108,700	—	—	—	—
Share-based compensation	—	—	—	318	—	—	318
Other comprehensive income	—	—	—	—	17	—	17
Net income	—	—	—	—	—	1,667	1,667
Balance at June 30, 2025	—	$—	2,795,056	$498,454	$(1,807)	$(463,939)	$32,708

See accompanying notes to condensed consolidated financial statements.

Sphere 3D Corp.
Condensed Consolidated Statements of Cash Flows
(in thousands of U.S. dollars)
(unaudited)

	Six Months Ended June 30,
	2026	2025
Operating activities:
Net loss	$(17,935)	$(7,118)
Adjustments to reconcile net loss to net cash used in operating activities:
Impairment of property and equipment	7,039	—
Depreciation and amortization	2,464	3,273
Share-based compensation	1,222	389
Change in fair value of Bitcoin	816	(272)
Impairment of intangible assets	588	—
Loss on disposal of property and equipment	241	859
Issuance of common shares to nonemployees	231	—
Amortization of operating right-of-use assets	15	—
Realized gain on sale of investment in equity securities	—	(3,137)
Unrealized loss on investment in equity securities	—	2,478
Change in fair value of warrant liabilities	—	(29)
Changes in operating assets and liabilities:
Mining of Bitcoin	(4,003)	(5,835)
Accounts receivable	54	—
Accounts payable and accrued liabilities	610	(1,252)
Accrued payroll and employee compensation	87	(1,010)
Other assets and liabilities, net	(452)	1,726
Net cash used in operating activities	(9,023)	(9,928)
Investing activities:
Proceeds from sale of Bitcoin	5,260	5,301
Cash acquired from acquisition	450	—
Proceeds from sale of investment in equity securities	—	4,775
Payments for purchase of property and equipment	—	(1,225)
Proceeds from sale of property and equipment	—	247
Net cash provided by investing activities	5,710	9,098
Financing activities:
Proceeds from issuance of common shares, net	2,545	108
Payments for issuance costs for common shares	(93)	—
Net cash provided by financing activities	2,452	108
Net decrease in cash and cash equivalents	(861)	(722)
Cash and cash equivalents, beginning of period	3,707	5,425
Cash and cash equivalents, end of period	$2,846	$4,703

Supplemental disclosures of non-cash investing and financing activities:
Property and equipment exchanged for new mining equipment	$1,165	$—
Issuance of common shares for settlement of liabilities	$232	$—
Right-of-use assets obtained in exchange for operating lease liabilities	$124	$—
Amount accrued for purchases of property and equipment	$—	$157
Property and equipment exchanged for settlement of liabilities	$—	$69
See accompanying notes to condensed consolidated financial statements.

Sphere 3D Corp.
Notes to Condensed Consolidated Financial Statements
(unaudited)
1.Organization and Business
Sphere 3D Corp. was incorporated under the Business Corporations Act (Ontario) on May 2, 2007 as T.B. Mining Ventures Inc. On March 24, 2015, the Company completed a short-form amalgamation with a wholly-owned subsidiary. In connection with the short-form amalgamation, the Company changed its name to “Sphere 3D Corp.” Any reference to the “Company”, “Sphere 3D”, “we”, “our”, “us”, or similar terms refers to Sphere 3D Corp. and its subsidiaries. In January 2022, the Company commenced operations of its Bitcoin mining business. On June 1, 2026, the Company consummated the Combination (as defined below). Following the Combination, the Company is dedicated to becoming a leader as a digital infrastructure company focused on operating and expanding scalable power and data center assets for high-performance computing, artificial intelligence (“AI”) workloads, and digital asset infrastructure.
Business Combination
On March 5, 2026, the Company and Cathedra Bitcoin Inc. (“Cathedra”), entered into a definitive agreement to combine the two companies in an all-stock transaction (the “Arrangement Agreement”). On June 1, 2026, the business combination was effected by way of a plan of arrangement under the Business Corporations Act (British Columbia), pursuant to which S3D Acquisition Corp., the Company’s wholly-owned subsidiary, acquired all of the issued and outstanding shares of Cathedra in a share-for-share transaction, and Cathedra became a wholly-owned subsidiary of the Company (the “Combination”). As a result of the Combination, the Company has expanded beyond proprietary Bitcoin mining into a vertically integrated data center infrastructure platform, combining our mining fleet and capital markets access with Cathedra’s energy and power infrastructure assets and data center development capabilities.
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
Going Concern
Management has projected that based on our recurring losses, negative cash flows from operating activities, and our hashing rate at June 30, 2026, cash on hand may not be sufficient to allow the Company to continue operations and there is substantial doubt about our ability to continue as a going concern within 12 months from the date of issuance of our financial statements if we are unable to raise additional funding for operations. We expect our working capital needs to increase in the future as we continue to expand and enhance our operations. Our ability to raise additional funds for working capital through equity or debt financings or other sources may depend on the financial success of our business and successful implementation of our key strategic initiatives, financial, economic and market conditions and other factors, some of which are beyond our control. We require additional capital and if we are unsuccessful in raising that capital at a reasonable cost and at the required times, or at all, we may not be able to continue our business operations in the cryptocurrency mining industry or we may be unable to advance our growth initiatives, either of which could adversely impact our business, financial condition and results of operations. To mitigate these risks we are taking steps to reduce our cost of mining, have refreshed our mining fleet to improve our mining efficiency, and expect that recently contracted hosting agreements should further support these efforts.

Significant changes from our current forecasts, including but not limited to: (i) shortfalls from projected earnings; (ii) increases in operating costs; (iii) decreases in the value of cryptocurrency; and (iv) if we do not maintain compliance with the requirements of Nasdaq and/or we do not maintain our listing with Nasdaq, it could have a material adverse impact on our ability to access the level of funding necessary to continue operations at current levels. These factors, among others, should they occur may result in our inability to continue as a going concern within 12 months from the date of issuance of our financial statements. The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business and do not include any adjustments that might result from the outcome of this uncertainty.
2.Summary of Significant Accounting Policies
Principles of Consolidation
The condensed consolidated financial statements of the Company have been prepared by management in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”), applied on a basis consistent for all periods. Accordingly, they do not include all of the information and disclosures required by U.S. GAAP for a complete set of financial statements. These condensed consolidated financial statements and notes thereto should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025, filed with the Securities and Exchange Commission on March 27, 2026. In the opinion of management, all adjustments of a normal recurring nature considered necessary for a fair presentation have been included. The results of operations of any interim period are not necessarily indicative of the results of operations to be expected for the full fiscal year. These condensed consolidated financial statements include the accounts of the Company and its subsidiaries. All intercompany balances and transactions have been appropriately eliminated in consolidation.
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
Foreign Currency Translation
The financial statements of the Company’s subsidiary, for which the functional currency may be the local currency, are translated into U.S. dollars using the exchange rate at the consolidated balance sheet date for assets and liabilities and a weighted-average exchange rate during the year for revenue, expenses, gains and losses. Translation adjustments are recorded as accumulated other comprehensive income (loss) within shareholders’ equity. Gains or losses from foreign currency transactions are recognized in the condensed consolidated statements of operations. Such transactions resulted in minimal gains or losses for the three and six months ended June 30, 2026 and 2025. For the Company’s Canadian subsidiaries, the functional currency is deemed to be the U.S. dollar.
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

Bitcoin
Bitcoin is included in current assets in the condensed consolidated balance sheets as the Company has the ability to sell it in a highly liquid marketplace, and the sale of Bitcoin is used to fund operating expenses to support operations. Bitcoin is expected to be realized in cash or sold during the Company’s normal operating cycle. Bitcoin held are accounted for as intangible assets with indefinite useful lives. Bitcoin awarded to the Company through its mining activities was included within operating activities on the condensed consolidated statements of cash flows. The proceeds from the sale of Bitcoin are included within operating or investing activities in the condensed consolidated statements of cash flows depending on the length of time the Bitcoin is held. Bitcoin is valued at fair value at the end of each reporting period with changes in fair value recorded in operating expenses in the condensed consolidated statements of operations. The fair value of Bitcoin is measured using the period-end closing price from the Company’s principal market. When Bitcoin is sold, the gains and losses from such transactions are measured as the difference between the cash proceeds and the carrying basis of the Bitcoin as determined on a first in-first out (“FIFO”) basis and are recorded within the same line item, Change in Fair Value of Bitcoin, in the condensed consolidated statements of operations.
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
Leases
The Company determines if an arrangement contains a lease at inception. When an arrangement contains a lease, the Company categorizes leases with contractual terms longer than twelve months as either operating or finance. Finance leases are generally those leases that allow the Company to substantially utilize or pay for the entire asset over its estimated life. Assets acquired under finance leases would be recorded in property and equipment, net. All other leases are categorized as operating leases. As of June 30, 2026, all leases are classified as operating leases.
Right of use (“ROU”) assets and liabilities resulting from operating leases are initially recognized based on the discounted future lease payments over the term of the lease. As the leases typically do not provide an implicit rate, the Company uses the incremental borrowing rate based on the information available at commencement date in determining the discount rate to calculate the present value of future payments. The operating lease ROU asset may also include any lease payments made and exclude lease incentives and initial direct costs incurred. Certain of the Company’s leases include options to extend the lease term. The Company includes renewal options in the lease term only when exercise is reasonably certain; as of June 30, 2026, no renewal options were included in the measurement of the Company’s lease liabilities.
Short-term leases with an initial term of 12 months or less are not recorded on the balance sheet. Lease expense for minimum lease payments is recognized on a straight-line basis over the lease term.
Goodwill
Goodwill represents the cost of a business acquisition in excess of the fair value of the net assets acquired. Goodwill is not amortized and is reviewed at least annually for possible impairment. A qualitative assessment may be first performed to determine whether it is more likely than not that a reporting unit is impaired. If through the qualitative assessment, it is determined that it is more likely than not that goodwill is not impaired, no further testing is required. If it is determined more likely than not that goodwill is impaired, or if the Company elects not to first assess qualitative factors, the Company’s impairment testing continues with the estimation of the fair value using a combination of an income (discounted cash flow) approach and a market approach at the reporting unit level. The estimation of the fair value requires significant management judgment with respect to revenue and expense growth rates, changes in working capital and the selection and use of an appropriate discount rate. The estimate of the fair value is based on the best information available as of the date of the assessment. The use of different assumptions would increase or decrease estimated discounted future operating cash flows and could increase or decrease an impairment charge. Management uses its judgment in assessing whether assets may have become impaired between annual impairment tests. Indicators such as adverse business conditions, economic factors, and technological change or competitive activities may signal that an asset has become impaired. For the six months ended June 30, 2026, there was no impairment of goodwill.
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
Supplier agreements and customer relationships are amortized on a straight-line basis over their economic lives of five years as this method most closely reflects the pattern in which the economic benefits of the assets will be consumed.
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
Revenue Recognition
Revenue is accounted for pursuant to ASC 606, Revenue from Contracts with Customers (“ASC 606”). The core principle of ASC 606 is that an entity recognize revenues when control of promised goods or services transfers to the customer, in an amount that reflects the consideration the entity expects to be entitled to in exchange for those goods or services.
Mining
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
Hosting
The Company enters into hosting contracts under which it operates digital asset mining equipment on behalf of third parties within its facilities. The services include energized space, electrical power, environmental management, monitoring, and active troubleshooting. These arrangements do not convey to the customer the right to control an identified asset and are therefore accounted for as service contracts under ASC 606. The Company retains the right to substitute and reallocate the space, racks, containers, and electrical capacity used to deliver the services, and directs how and for what purpose the hosting infrastructure is used, including decisions regarding energization, curtailment, and maintenance.
The Company’s hosting contracts are service contracts that contain a single performance obligation to provide an integrated hosting service, comprising a series of distinct daily service periods that are substantially the same and have the same pattern of transfer to the customer. Because the customer simultaneously receives and consumes the benefits of the Company’s performance as the services are provided, the performance obligation is satisfied over time. The Company measures progress using an output method based on the electrical power delivered to the customer’s equipment during the period, measured in kilowatt-hours, which the Company believes best depicts the transfer of the services. Consideration under the Company’s hosting arrangements consists of (a) a service fee determined as the electrical power consumed by the customer’s equipment, measured in kilowatt-hours, multiplied by a contractual rate or, in certain arrangements, by the Company’s cost of electricity, and (b) in certain arrangements, a share of the net profit or loss generated by the customer’s hosted equipment, calculated as the value of the digital assets mined less the cost of electricity consumed. All consideration is denominated in U.S. dollars; the Company does not receive digital assets as consideration for hosting services. Certain customers settle invoices in a payment stablecoin, which the Company promptly converts to U.S. dollars. The Company is the principal in these arrangements: it obtains control of the electricity, hosting infrastructure, and related services before they are transferred to the customer, is primarily responsible for fulfilling its promise to the customer, bears the risks associated with power procurement and site operations, and establishes the prices for its services. Hosting revenue is therefore presented on a gross basis, and the related electricity and site operating costs are presented within cost of revenue.
The share described in (b) above represents variable consideration. It is attributable to the daily service periods to which it relates and is recognized in the period in which the related hosting services are provided. The Company determines the share after the end of each monthly period, once the digital assets mined by the customer’s equipment and the electricity invoiced by the utility are known, such uncertainty is substantially resolved before the related revenue is recognized and no variable consideration is constrained. In periods in which the customer’s hosted equipment generates a net loss, the Company’s share of that loss reduces the transaction price and, accordingly, hosting revenue.
Contract Balances
Accounts receivable represents amounts billed and due from customers and are recorded when the Company has an unconditional right to consideration. Hosting fees billed in arrears give rise to a receivable at the end of the related service period. The Company intends to apply the practical expedient. As of June 30, 2026, the Company has concluded that expected credit losses are immaterial and therefore has not recorded an allowance.
The Company’s hosting contracts may include advance payment terms in the form of monthly prepayments and, in certain cases, upfront payments at contract inception. Advance payments for hosting services are recorded as deferred revenue until the related services are provided as the customer simultaneously receives and consumes the benefits of the Company’s performance over the hosting period.
Amounts received from customers that are refundable and do not relate to the transfer of services, principally security deposits held as collateral for a customer’s performance, are recorded as customer deposits rather than deferred revenue. Customer deposits are refunded, or applied against amounts owed by the customer in accordance with the terms of the contract. When applied to consideration for future services, such amounts are reclassified to deferred revenue. Deferred revenue and customer deposits are classified as current or non-current based on the period in which the related services are expected to be provided or the amounts are otherwise expected to be settled.
The Company applies the practical expedients available under ASC 606 and does not disclose information about performance obligations that are part of contracts with an original expected duration of one year or less, or about variable consideration that is allocated entirely to a wholly unsatisfied distinct service that forms part of a single performance obligation. These expedients do not affect the timing or measurement of revenue recognized but reduce the level of detail otherwise required in the Company’s disclosures.
Comprehensive Income (Loss)
Comprehensive income (loss) and its components encompass all changes in equity other than those arising from transactions with shareholders, including net income (loss) and foreign currency translation adjustments, and is disclosed in the condensed consolidated statements of comprehensive income (loss).
Concentration Risk
The Company maintains its cash and cash equivalent balances primarily with major commercial banks. Deposits held with the financial institutions may exceed the amount of insurance provided on such deposits. The Company may be exposed to credit risk in the event of a default by the financial institutions holding the cash and cash equivalents to the extent recorded on the condensed consolidated balance sheets. The accounts offered by the custodian of the Company’s Bitcoin are not insured by the Federal Deposit Insurance Corporation (FDIC). There have not been any losses in such accounts.
Revenue is concentrated with one mining pool operator, Foundry Digital LLC, and all Bitcoin primarily resided with one custodian.

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
Operating Segment
Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker (“CODM”), or decision–making group, in deciding how to allocate resources and assess performance. The Company’s CODM is the Chief Executive Officer and Chief Financial Officer. The Company operates as one operating segment and uses net income or loss as a measure of profit or loss on a consolidated basis in making decisions regarding resource allocation and performance assessment. Additionally, the CODM regularly reviews the Company’s expenses on a consolidated basis. The financial metrics used by the CODM help make key operating decisions, such as determination of capital expenditure purchases and significant acquisitions and allocation of budget between cost of revenues and general and administrative expenses. The measure of segment assets is reported on the condensed consolidated balance sheet as total consolidated assets. The significant expense categories regularly provided to the CODM include cost of revenue, general and administrative expenses, depreciation and amortization, impairment of property and equipment, and change in fair value of Bitcoin. These expense categories are reported as separate line items in the condensed consolidated statements of operations.
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
In September 2025, the FASB issued accounting standards update (“ASU”) No. 2025-07, Derivatives and Hedging (Topic 815) and Revenue from Contracts with Customers (Topic 606): Scope Clarification and Accounting for Certain Contracts and Customer Share-Based Consideration (“ASU 2025-07”), which narrows the types of contracts subject to derivative accounting by excluding those whose payouts depend solely on an entity’s own operational metrics, rather than market-based variables, and clarifies that share-based or warrant consideration received from a customer is accounted for under Topic 606 until the right to retain the instrument is unconditional, after which the guidance in Topic 815 and 321 applies. The amendments are effective for annual periods beginning after December 15, 2026, with early adoption permitted, and may be applied prospectively or on a modified retrospective basis with an option to elect or revoke the fair value option for certain instruments upon transition. The Company is currently evaluating the impact of ASU 2025-07 but does not expect it to have a material effect on its consolidated financial statements.

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
In July 2025, the FASB issued ASU No. 2025-05, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets. The guidance simplifies credit loss calculations and permits the election of a practical expedient to assume that conditions as of the balance sheet date do not change for the remaining life of the asset when estimating credit losses on current accounts receivable and current contract assets under ASC 606, Revenue from Contracts with Customers. The guidance is effective for annual reporting periods beginning after December 15, 2025. The Company adopted the guidance effective June 1, 2026, on a prospective basis. The adoption of the guidance did not have a material impact on the Company’s consolidated financial statements and disclosures.

3.Acquisition
On June 1, 2026, the Company acquired Cathedra’s digital infrastructure platform and bitcoin mining operations, which are expected to complement Sphere’s existing bitcoin mining operations and expand its power portfolio. As described in Note 1, the Combination was effected by way of the Company’s wholly-owned subsidiary, S3D Acquisition Corp., which acquired all of the issued and outstanding shares of Cathedra in a share-for-share transaction, and Cathedra became a wholly-owned subsidiary of the Company. Immediately following the June 1, 2026 closing, former Cathedra security holders held approximately 33% of the voting rights in the combined company.
The total purchase consideration for the acquisition consisted of 2,405,300 common shares and 1,387,117 Series I preferred shares with a fair value as follows (in thousands):

Common shares	$4,570
Preferred shares	2,677
Issuance of replacement awards and warrants	96
Total purchase consideration	$7,343
As a result of the Combination, the Company has expanded beyond proprietary Bitcoin mining into a vertically integrated data center infrastructure platform, combining the Company’s mining fleet and capital markets access with Cathedra’s energy and power infrastructure assets and data center development capabilities.
The acquisition was accounted for as a business combination under ASC 805 using the acquisition method of accounting. The results of Cathedra’s operations have been included in the Company’s condensed consolidated statements of operations from the acquisition date, and reflect revenue of $0.4 million and an operating loss of $0.6 million. The transaction was considered a stock-deal for tax purposes and as such a deferred tax liability was recorded to recognize the tax impact for the differences in the book and tax basis of the assets acquired

The following table summarizes the preliminary purchase price allocation based on the estimated fair values of assets acquired and liabilities assumed as of June 1, 2026 (in thousands):

Cash and cash equivalents	$450
Bitcoin	7
Accounts receivable	400
Property and equipment	5,046
Operating lease right-of-use asset	1,342
Identifiable intangible assets - customer related	525
Other assets	3,223
Total identifiable assets acquired	10,993
Accounts payable and accrued liabilities	2,532
Deferred tax liabilities	760
Operating lease liabilities	1,333
Other liabilities	2,307
Total identifiable liabilities assumed	6,932
Net identifiable assets acquired	4,061
Goodwill	3,282
Total purchase consideration	$7,343
Goodwill is calculated as the excess of the purchase price over the net assets acquired. The Company expects the goodwill balance not to be deductible for tax purposes. Goodwill is primarily attributed to growth opportunities as well as expected synergies from combining the operations of Cathedra, including its digital infrastructure platform, data center operations, and proprietary Bitcoin mining activities.
The Series I preferred shares are not publicly traded and do not have a quoted price in an active market. Accordingly, the fair value of the Series I preferred shares at June 1, 2026 was determined using an option pricing method to allocate the total equity value of the Company, estimated using a market approach, the guideline public company method, and then applying a discount for lack of marketability, resulting in a fair value of $1.93 per Series I preferred share on a non-marketable, minority-interest basis. These inputs, including volatility and a risk-free rate, used in this valuation are Level 3 inputs.
The fair value of property and equipment was estimated by applying the cost approach, which estimates fair value using replacement or reproduction cost of an asset of comparable utility, adjusted for loss in value due to depreciation and economic obsolescence, which are considered Level 3 inputs. The fair value of the customer relationships intangible asset was determined using a discounted cash flow model that incorporates the excess earnings method, which are considered Level 3 inputs, and will be amortized on a straight-line basis over the projected pattern of economic benefits of five years.
Transaction costs of $3.0 million were incurred in connection with the Combination including consulting fees, legal and professional fees for brokering and due diligence services and were recognized in general and administrative expense in the condensed consolidated statement of operations.

Pro Forma Financial Information
The following unaudited pro forma financial information reflects the acquisition as if it had occurred on January 1, 2025, and includes pro forma adjustments to the Company’s historical financial statements for the indicated periods (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Revenue	$3,591	$6,727	$7,250	$14,041
Net (loss) income from continuing operations	$(12,540)	$545	$(17,548)	$(12,245)
The unaudited pro forma financial information is not meant to show what the Company's actual results would have been if the acquisition had happened on the date assumed, and it should not be taken as a prediction of the Company's future financial position or operating results.
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
The carrying amount of cash equivalents, accounts receivable, accounts payable and accrued liabilities are generally considered to be representative of their respective fair values because of the short-term nature of those instruments.
Assets and Liabilities that are Measured at Fair Value on a Recurring Basis
Financial instruments include cash equivalents, Bitcoin, accounts receivable, accounts payable, and accrued liabilities. Fair value estimates of these instruments are made at a specific point in time, based on relevant market information. These estimates may be subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision.
The following tables provide a summary of the assets that are measured at fair value on a recurring basis (in thousands):

	June 30, 2026
	Fair Value	Level 1	Level 2	Level 3
Bitcoin	$1,197	$1,197	$—	$—

	December 31, 2025
	Fair Value	Level 1	Level 2	Level 3
Bitcoin	$3,263	$3,263	$—	$—
Assets and Liabilities that are Measured at Fair Value on a Nonrecurring Basis
Non-financial assets such as property and equipment, goodwill, operating lease right-of-use assets, and intangible assets are recorded at fair value when an impairment is recognized or at the time acquired in an asset acquisition or business combination measured using significant unobservable inputs (Level 3). For the three and six months ended June 30, 2026, there were impairment charges associated with property and equipment, and intangibles recorded and it reduced the carrying amount of such assets subject to the impairment to their estimated fair value, as discussed in Note 7 Certain Balance Sheet Items and Note 8 Intangible Assets.

5.Bitcoin
The following table presents the activities of Bitcoin (in thousands):

Balance at January 1, 2026	$3,263
Revenue recognized from Bitcoin mined	4,003
Proceeds from sale of Bitcoin	(5,260)
Change in fair value of Bitcoin	(816)
Bitcoin assumed from acquisition	7
Balance at June 30, 2026	$1,197
During the six months ended June 30, 2026, the Company received approximately $0.3 million of customer payments in Tether (USDT) and was immediately converted into U.S. dollars. Because the conversion occurred upon receipt and resulted in no gain or loss, the transaction is reflected as a cash inflow from operating activities in the condensed consolidated statements of cash flows. The Company continues to only hold Bitcoin as part of its digital asset strategy, and the receipt and conversion of USDT did not impact its digital asset balances.
The following table presents Bitcoin holdings (in thousands except for number of Bitcoin):

	June 30, 2026	December 31, 2025
Number of Bitcoin held	20.5	37.3
Carrying basis of Bitcoin	$1,460	$3,835
For the three months ended June 30, 2026 and 2025, the Company had a realized loss on the sale of Bitcoin of $0.2 million and a realized gain of $0.3 million, respectively. For the six months ended June 30, 2026 and 2025, the Company had a realized loss of $1.1 million and a realized gain of $0.2 million, respectively, on the sale of Bitcoin.
All additions of Bitcoin were generated by the Company’s Bitcoin mining operations, except Bitcoin assumed from acquisition. All dispositions of Bitcoin were the result of sales on the open market and used to fund operations. Bitcoin holdings are not subject to sale restrictions and do not serve as collateral for any agreements. As of June 30, 2026 and December 31, 2025, the Company held no other cryptocurrency.
6.    Note Receivable
Rainmaker Promissory Note
In September 2020, the Company entered into a Senior Secured Convertible Promissory Note with Rainmaker Worldwide Inc. (the “Rainmaker Note”). The Rainmaker Note is secured as a registered lien under the Uniform Commercial Code and the Personal Property Security Act (Ontario) against the assets of Rainmaker. In January 2025, the Company and Rainmaker entered into Amendment No. 4 to the Rainmaker Note and the principal amount was revised to $4.6 million.
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

7.    Certain Balance Sheet Items
The following table summarizes other current assets (in thousands):

	June 30, 2026	December 31, 2025
Prepaid mining and hosting services	$1,005	$259
Bitcoin mining deposits	312	870
Prepaid insurance	172	364
Prepaid services	119	137
Other	123	77
Other current assets	$1,731	$1,707
The following table summarizes property and equipment, net (in thousands):

	June 30, 2026	December 31, 2025
Mining equipment	$7,424	$24,019
Infrastructure	6,402	1,516
Land	160	—
Total	13,986	25,535
Accumulated depreciation	(3,280)	(10,927)
Property and equipment, net	$10,706	$14,608
Depreciation expense for property and equipment was $0.9 million and $1.3 million for the three months ended June 30, 2026 and 2025, respectively. Depreciation expense for property and equipment was $1.7 million and $2.5 million for the six months ended June 30, 2026 and 2025, respectively.
Mining Equipment
In February 2026, the Company completed the sale of older generation mining equipment not in service for proceeds of $1.2 million, which was applied to the purchase of new mining equipment.
Impairment of Property and Equipment
For three and six months ended June 30, 2026, the Company recorded an impairment charge, using the fair value market approach, to mining equipment of $7.0 million related to the change in market conditions and decline in Bitcoin prices. For the three and six months ended June 30, 2025, there were no impairments recognized.
The following table summarizes other non-current assets (in thousands):

	June 30, 2026	December 31, 2025
Utility deposits	$1,900	$225
Other investments	654	—
Other non-current assets	$2,554	$225

Other Investments - assumed in Acquisition
The Company holds an investment in Low Time Preference Fund II, LLC, a private venture capital fund that qualifies as an investment company and reports member-level net asset value (“NAV”). This investment is measured at fair value using NAV as a practical expedient. As of June 30, 2026, the investment had a fair value of approximately $0.3 million. The fund is a private pooled investment vehicle with no public market and no observable pricing; valuation is based on NAV information provided by the fund’s asset manager. Because the investment is measured using the NAV practical expedient, it is excluded from the fair value hierarchy. The Company has no unfunded commitments related to this investment, and no gains or losses were recognized in the condensed consolidated statement of operations.
The Company holds 35,000,000 common shares of Silvermoon Inc. (“Silvermoon”), an equity security accounted for using the measurement alternative because the security does not have a readily determinable fair value. The investment is carried at cost, adjusted for impairment and observable price changes. As of June 30, 2026, no impairments or observable price changes were identified. Although the Company holds more than 20% of Silvermoon’s outstanding shares, it has no representation on Silvermoon’s board and no participation in the policy-making processes; therefore, the equity method is not applied. As of June 30, 2026, the investment’s carrying amount was approximately $0.3 million.
Other Current Liabilities
The following table summarizes other current liabilities (in thousands):

	June 30, 2026	December 31, 2025
Customer deposits	$1,042	$—
Operating lease liabilities	136	—
Deferred revenue	27	—
Other current liabilities	$1,205	$—
8.    Intangible Assets
The following table summarizes intangible assets, net (in thousands):

	June 30, 2026	December 31, 2025
Supplier agreements	$36,977	$37,525
Customer related	485	—
	37,462	37,525
Accumulated amortization:
Supplier agreements	(36,699)	(35,915)
Customer related	(9)	—
	(36,708)	(35,915)
Intangible assets, net	$754	$1,610
Amortization expense for intangible assets was $0.4 million for both the three months ended June 30, 2026 and 2025. Amortization expense of intangible assets was $0.8 million and $0.7 million for the six months ended June 30, 2026 and 2025, respectively.
Estimated amortization expense for intangible assets is approximately $0.3 million for the remainder of 2026 and $0.1 million, $0.1 million, $0.1 million, $0.1 million, and in fiscal years 2027, 2028, 2029, and 2030, respectively.

Impairment of Intangible Assets
For three and six months ended June 30, 2026, the Company recorded an impairment charge to supplier agreements related to the decline in Bitcoin prices. The Company compared the indicated fair value to the carrying value of its finite-lived asset, and as a result of the analysis, an impairment charge of $0.6 million was recorded. For the three and six months ended June 30, 2025, there were no impairments recognized.
9.    Preferred Shares
Series I Preferred Shares
On May 29, 2026, the Company filed articles of amendment to create a new series of preferred shares, being, an unlimited number of Series I Preferred Shares (the “Series I Preferred Shares”), and to provide for the rights, privileges, restrictions and conditions attaching thereto.
Holders of outstanding Series I Preferred Shares are entitled to receive dividends, subject to applicable law and the rights of the holders of Series H Preferred Shares, payable annually on June 1 of each applicable calendar year, or on the next business day if such date is not a business day and are noncumulative. Dividends are payable exclusively in additional Series I Preferred Shares (“PIK Shares”) at 8.0% per annum for the 36-month period following June 1, 2026. The number of Series I Preferred Shares issuable on each dividend payment date is calculated based on the number of Series I Preferred Shares held by the applicable holder on that date, rounded down to the nearest whole share. Holders of Series I Preferred Shares have no right to receive dividends after June 1, 2029.
Each share of Series I Preferred Shares (other than PIK Shares) is convertible into one common share of the Company on the following schedule: (x) up to 33-1/3% of such Series I Preferred Shares following the 12-month anniversary of June 1, 2026; (y) up to an aggregate of 66-2/3% of such Series I Preferred Shares following the 24-month anniversary of June 1, 2026; and (z) up to an aggregate of 100% of such Series I Preferred Shares following the 36-month anniversary of June 1, 2026, in each case, excluding any PIK Shares. PIK Shares are convertible into the Company’s common shares on a one-for-one basis on or after June 1, 2029.
The Company’s common shares rank junior to the Series I Preferred Shares in all respects (except as provided in connection with certain liquidation events described below). The Company’s Series H Preferred Shares rank senior to the Series I Preferred Shares. The Series I Preferred Shares carry no general voting rights, except for certain limited protective voting rights as expressly provided in the articles of amendment and as otherwise required by law.
The aggregate number of the Company’s common shares issuable upon conversion of the Series I Preferred Shares is subject to a cap (the “Exchange Cap”) equal to the maximum number of the Company’s common shares that may be issued upon such conversion without breaching its obligations under the rules of Nasdaq, unless the Company obtains shareholder approval for issuances in excess of such amount. The Exchange Cap is allocated pro rata among the holders of Series I Preferred Shares. The Company is not required under any circumstance to settle any conversion of the Series I Preferred Shares in cash and may settle any such conversion through the delivery of unregistered common shares.
If the Company’s Chief Executive Officer (“CEO”) ceases to be the CEO of the Company as a result of (i) a termination of his employment by the Company without cause, (ii) his resignation for good reason (as defined in his employment agreement with the Company), or (iii) his entry into a mutually agreed separation agreement with the Company, or if the CEO is not included on the Company's management slate of directors at any meeting of the Company's shareholders, then, effective upon such occurrence, each holder of Series I Preferred Shares may convert, in whole or in part and at any time thereafter, all of its Series I Preferred Shares, including all PIK Shares previously issued to such holder, into the Company’s common shares.

In the event of a voluntary or involuntary liquidation, dissolution or winding-up of the Company, holders of Series I Preferred Shares are entitled to receive, before any distribution to holders of the Company’s common shares or other junior shares, an amount per Series I Preferred Share equal to the greater of (i) the closing sale price of the Company’s common shares on the trading day immediately preceding such event and (ii) the amount such holder would have received had its Series I Preferred Shares been converted into common shares immediately prior to the liquidation event. After payment of such amounts, holders of Series I Preferred Shares and common shares are not entitled to share in any further distribution of assets of the Company in connection with such liquidation, dissolution or winding-up.
Until June 1, 2029, the Company may not, without the approval of the holders of a majority of the then outstanding Series I Preferred Shares: (1) make any return of capital in respect of shares ranking junior to the Series I Preferred Shares (unless holders of Series I Preferred Shares participate on an equal and proportionate basis with the holders of common shares), or (2) make any return of capital in respect of shares ranking equal with the Series I Preferred Shares (unless holders of Series I Preferred Shares participate on an equal and proportionate basis with the holders of common shares). These restrictions do not limit the Company's ability to redeem or repurchase common share purchase warrants or other securities convertible into or exchangeable for the Company’s common shares.
Series H Preferred Shares
On October 1, 2021, the Company filed articles of amendment to create a series of preferred shares, being, an unlimited number of Series H Preferred Shares and to provide for the rights, privileges, restrictions and conditions attaching thereto. The Series H Preferred Shares are convertible into 14.286 common shares for every Series H Preferred Share. Each holder of the Series H Preferred Shares, may, subject to prior shareholder approval, convert all or any part of the Series H Preferred Shares provided that after such conversion the common shares issuable, together with all the common shares held by the shareholder in the aggregate would not exceed 9.99% of the total number of outstanding common shares of the Company. Each Series H Preferred Share has a stated value of $1,000. The Series H Preferred Shares are non-voting and do not accrue dividends. Features of the Series H Preferred Shares include; in the event of the liquidation, dissolution or winding-up of the Company, whether voluntary or involuntary, deemed liquidation or any other distribution of the assets of the Company among its shareholders for the purpose of winding-up its affairs, the Series H Preferred Shares shall entitle each of the holders thereof to receive an amount equal to the Series H subscription price per Series H Preferred Share, as defined in the agreement, to be paid before any amount is paid or any assets of the Company are distributed to the holders of its common shares.
In accordance with the authoritative guidance for distinguishing liabilities from equity, the Company has determined that its Series H preferred shares carry certain redemption features beyond the control of the Company. Accordingly, the Series H Preferred Shares are presented as temporary equity.
10.Share Capital
At-the-Market Offering Program
On January 3, 2025, the Company entered into a sales agreement (the “ATM Agreement”) with A.G.P./Alliance Global Partners (“AGP”), as sales agent. In accordance with the terms of the ATM Agreement, the Company may offer and sell from time to time through or to AGP, as agent or principal, the Company's common shares having an aggregate offering price of up to $8.0 million (the “Placement Shares”). The ATM Agreement can be terminated by either party by giving two days written notice.
Neither the Company nor AGP are obligated to sell any Placement Shares pursuant to the ATM Agreement. Subject to the terms and conditions of the ATM Agreement, the AGP will use commercially reasonable efforts, consistent with its normal trading and sales practices and applicable state and federal law, rules and regulations and the rules of Nasdaq, to sell the Placement Shares from time to time based upon the Company’s instructions, including any price, time or size limits or other customary parameters or conditions the Company may impose. Sales of the Placement Shares, if any, will be made on Nasdaq at market prices by any method permitted by law deemed to be an “at the market offering” as defined in Rule 415 of the Securities Act of 1933, as amended. For the three months ended June 30, 2026 and 2025, under the ATM Agreement the Company issued 892,582 and nil common shares, respectively, for $2.1 million and nil of net proceeds, respectively. For the six months ended June 30, 2026 and 2025, under the ATM Agreement the Company issued 1,148,724 and 21,045 common shares, respectively, for $2.5 million and $0.1 million of net proceeds, respectively. See Note 16 regarding the Company’s entry into the Amended and Restated ATM Agreement on July 31, 2026.
Unlimited authorized shares of common shares at no par value are available to the Company. At June 30, 2026, the following table summarizes outstanding warrants to purchase common shares:

Date issued	Contractual life (years)	Exercise price	Number outstanding	Expiration
September 2021	5	$665.00	142,955	September 8, 2026
February 2022	5	$280.00	1,429	February 7, 2027
February 2022	5	$350.00	1,429	February 7, 2027
February 2022	5	$420.00	1,429	February 7, 2027
August 2023	3	$27.50	80,000	August 11, 2026
August 2023	3	$27.50	216,293	August 23, 2026
October 2025	5	$9.40	873,643	January 15, 2031
June 2026	—	—	115,867	(1)
			1,433,045
_______________
(1) These warrants were assumed from the June 1, 2026 Cathedra acquisition and have exercise prices ranging from $11.08 to $272.40, expiration dates ranging from November 2026 to December 2027, expected volatility of 121.2%, and risk-free interest rate of 3.8%-3.9%.
11.Equity Incentive Plan
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
The assumptions used in the Black-Scholes model were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Expected volatility	—	148.0%	—	148.0%
Expected term (in years)	—	3.5	—	3.5
Risk-free interest rate	—	4.0%	—	4.0%
Dividend yield	—	—	—	—

The following table summarizes option activity:

	Shares Subject to Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Options outstanding — January 1, 2026	56,586	$36.18
Exercised	—	$—
Forfeited	(8,035)	$126.00
Options outstanding — June 30, 2026	48,551	$21.31	0.4	$—
Vested and expected to vest — June 30, 2026	48,551	$21.31	0.4	$—
Exercisable — June 30, 2026	48,551	$21.31	0.4	$—
Restricted Stock Units
The following table summarizes RSU activity:

	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding — January 1, 2026	179,165	$6.23
Granted	1,860,295	$2.77
Vested and released	(482,626)	$2.31
Forfeited	—	$—
Outstanding — June 30, 2026	1,556,834	$3.31
Vested and unreleased — June 30, 2026	7,813	$8.66
The estimated fair value of RSUs was based on the closing market value of the Company’s common shares on the date of grant. RSUs typically vest over a period of 12 months to three years from the original date of grant. The total grant date fair value of RSUs vested during the six months ended June 30, 2026 and 2025 was approximately $1.1 million and $0.9 million, respectively. The fair value of RSUs vested during the six months ended June 30, 2026 and 2025 was approximately $0.9 million and $0.6 million, respectively.
Restricted Stock Units with a Performance Condition
In July 2025, the Company entered into a financial advisory agreement and issued to non-employees RSU grants with a performance condition, of which 50% of the RSUs were vested on the date of grant and the common shares issued. On June 1, 2026, the outstanding RSUs vested upon the achievement of the specific performance condition. See Note 15 Commitments and Contingencies for more information on the related financial advisory agreement. The total grant date fair value of RSUs vested during the six months ended June 30, 2026 and 2025 was $0.2 million and nil, respectively. The fair value of RSUs with a performance condition vested during the six months ended June 30, 2026 and 2025 was $0.1 million and nil, respectively.
The following table summarizes RSU with performance condition activity:

	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding — January 1, 2026	37,036	$6.25
Vested	(37,036)	$6.25
Outstanding — June 30, 2026	—	$—

Restricted Stock Awards
During the six months ended June 30, 2026, there were 135,403 fully vested RSAs granted in lieu of cash payment for services performed. The fair value of the RSAs granted of approximately $0.2 million was based on the closing price of the Company’s common shares on the date of grant. There were no RSAs granted during the six months ended June 30, 2025.
Share-Based Compensation Expense
The following compensation expense related to share-based compensation awards was recorded (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Total share-based compensation expense - general and administrative	$897	$318	$1,222	$389
Total unrecognized estimated compensation cost by type of award and the weighted-average remaining requisite service period over which such expense is expected to be recognized (in thousands, unless otherwise noted):

	June 30, 2026
	Unrecognized Expense	Remaining Weighted-Average Recognition Period (years)
RSUs	$4,776	1.7

12.Net (Loss) Income per Share
Basic net (loss) income per share is computed by dividing net (loss) income applicable to common shareholders by the weighted-average number of common shares outstanding during the period. Diluted net (loss) income per share reflects the potential dilution of securities that could share in the earnings of an entity. The calculation of diluted net income (loss) per share gives effect to common share equivalents; however, potential common shares are excluded if their effect is anti-dilutive. Common share purchase warrants, options and RSUs outstanding, and preferred shares are considered common share equivalents and are only included in the calculation of diluted earnings per common share when net income is reported and their effect is dilutive.
A reconciliation of the numerators and denominators is as follows (in thousands, except share and per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Numerator:
Net (loss) income available to common shareholders	$(13,829)	$1,667	$(17,935)	$(7,118)
Denominator:
Weighted average common shares outstanding for basic (loss) income per share	5,166,486	2,774,780	4,328,230	2,748,060
Net effect of dilutive common share equivalents	—	2,300	—	—
Weighted average common shares outstanding for diluted net (loss) income per share	5,166,486	2,777,080	4,328,230	2,748,060
Net (loss) income per share:
Basic	$(2.68)	$0.60	$(4.14)	$(2.59)
Diluted	$(2.68)	$0.60	$(4.14)	$(2.59)
Anti-dilutive common share equivalents excluded from the computation of diluted net (loss) income per share were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Common share purchase warrants	1,433,045	891,899	1,433,045	891,899
Options and RSUs outstanding	1,597,572	226,130	1,597,572	226,130
Preferred shares	1,389,417	—	1,389,417	2,300

13.Related Party Transactions
Consultant Agreement
On June 1, 2026, the Company assumed a consulting agreement which provides for an individual, who is an existing shareholder of the Company that owns more than 5.0% of the Company’s outstanding common shares, to act as a head of strategy (the “Head of Strategy”) who is responsible for providing senior strategic and advisory services and support the development of the Company’s business strategy. Fees are $0.4 million annually, payable in equal monthly installments. The Company may terminate the agreement at any time for just cause, as defined in the agreement. If the Company terminates the agreement without just cause, the consultant is entitled to a termination fee of $0.4 million, payable on the effective date of termination.
On June 1, 2026, in connection with the Combination, the Head of Strategy was issued 665,107 Series I Preferred Shares with a fair value of $1.3 million. On June 8, 2026, the Head of Strategy was granted 250,000 RSUs that vest over two years and have a grant date fair value of $0.9 million. For the three and six months ended June 30, 2026, the Company recorded $27,000 of share-based compensation expense related to these awards.
At June 30, 2026, the Company had an aggregate of $0.3 million in accounts payable and accrued liabilities due to the Head of Strategy, and recorded $29,000 of expense for the three and six months ended June 30, 2026.
On July 1, 2026, the Company terminated the prior consulting agreement and entered into a new consulting agreement with its Head of Strategy. Under the new agreement, the Head of Strategy provides senior strategic and advisory services and supports the development of the Company’s business strategy. The agreement has an initial term of 12 months and automatically renews for additional periods of 12 months unless either party provides written notice of non‑renewal in accordance with the agreement. The annual consulting fee is $0.4 million, payable in equal monthly installments. The Company may terminate the agreement at any time for just cause, as defined in the agreement. If the Company terminates the agreement without just cause, the consultant is entitled to a termination fee of $0.4 million, payable on the effective date of termination.
14.Leases
On June 1, 2026, the Company assumed operating leases in its acquisition of Cathedra. As of June 30, 2026, the Company had operating leases primarily for land and buildings used for mining and hosting operations. Rent expense is recognized on a straight‑line basis over the respective lease terms within operating expenses. For both the three and six months ended June 30, 2026, rent expense related to operating leases was $22,000.
Additional information regarding leasing activities is as follows (in thousands, unless otherwise noted):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Operating cash flows from operating leases	$35	n/a	$35	n/a
Weighted-average remaining lease term (in years)	7.9	n/a	7.9	n/a
Weighted-average discount rate	9.6%	n/a	9.6%	n/a

The following table presents future minimum lease payments (in thousands):

Year	Operating Leases
2026 (remaining)	$126
2027	267
2028	267
2029	263
2030	256
Thereafter	870
Total	2,049
Less: Imputed interest	(615)
Present value of lease liability	$1,434
15.Commitments and Contingencies
Hosting Agreements
On November 1, 2025, the Company entered into a Hosting Agreement with North Campbell HostCo LLC (the “Campbell Hosting Agreement”), for provision of rack space, network services, electrical connections, routine facility maintenance, and technical support of certain of the Company’s mining equipment. The Campbell Hosting Agreement has an initial term of 12 months and can be terminated based on certain defaults defined in the agreement. In connection with the Campbell Hosting Agreement, the Company paid a deposit of $0.4 million. For the three and six months ended June 30, 2026, the Company incurred costs under the Campbell Hosting Agreement of $0.7 million and $1.6 million, respectively. On June 1, 2026, following the Company’s acquisition of Cathedra, the Campbell Hosting Agreement was eliminated in consolidation.
On April 19, 2024, the Company entered into a Master Hosting Agreement with Simple Mining LLC (“Simple Mining”) for provision of rack space, network services, electrical connections, routine facility maintenance, and technical support of certain of the Company’s mining equipment (as amended, the “Simple Mining Hosting Agreement”). Effective November 22, 2025, the Simple Mining Hosting Agreement was mutually terminated. For the three and six months ended June 30, 2025, the Company incurred costs under the Simple Mining Hosting Agreement of $1.1 million and $2.6 million, respectively.
On October 18, 2023, the Company entered into a Hosting Agreement with Joshi Petroleum, LLC (the “Joshi Hosting Agreement”) for provision of rack space, network services, electrical connections, routine facility maintenance, and technical support of certain of the Company’s mining equipment. Effective January 2, 2026, the Joshi Hosting Agreement was assigned to Evolution Technology LLC. The Joshi Hosting Agreement has an initial term of three years with subsequent one year renewal periods until either party provides written notice to the other party of its desire to avoid any given renewal term at least 30 days in advance of the conclusion of the prior initial term or renewal period. The Company does not intend to renew the agreement. In connection with the Joshi Hosting Agreement, the Company paid a deposit of $0.3 million representing the last two months of estimated service fees. For the three months ended June 30, 2026 and 2025, the Company incurred costs under the Joshi Hosting Agreement of nil and $0.4 million, respectively. For the six months ended June 30, 2026 and 2025, the Company incurred costs under the Joshi Hosting Agreement of $0.1 million and $0.8 million, respectively.

On April 4, 2023, the Company entered into a Master Hosting Services Agreement with Rebel Mining Company, LLC (the “Rebel Hosting Agreement”) for provision of rack space, network services, electrical connections, routine facility maintenance, and technical support of certain of the Company’s mining equipment. On January 16, 2025, the Company terminated the Rebel Hosting Agreement and agreed to a settlement amount of $2.4 million payable to the Company in satisfaction of all obligations of the Rebel Hosting Agreement and it constitutes a final settlement of all amounts owed by either party of the Rebel Hosting Agreement. During 2025, the Company recorded a $0.3 million impairment for the remaining outstanding portion of the settlement that is in default. For the three and six months ended June 30, 2025, the Company incurred costs under the Rebel Hosting agreement of nil and $0.1 million, respectively.
Power Supply Agreements
The Company maintains long‑term prepaid electric power supply agreements with regional utilities to support its data‑center operations. Under these agreements, the Company prepays monthly power charges and maintains cash security deposits. As of June 30, 2026, the Company’s aggregate monthly power prepayment is $0.9 million, and the Company has security deposits in the aggregate of $1.9 million with utilities.
The agreements generally include initial terms of 60 months with automatic annual renewals. Each contract provides between 10 MW and 15 MW of electrical capacity for the Company’s hosting and mining operations and contains standard payment, renewal, default, and disconnection provisions. These commitments represent material future cash obligations related to the Company’s ongoing operations. No contingencies exist under these agreements as of June 30, 2026.
Management Agreement
In March 2025, the Company entered into a management services agreement with Simple Mining to manage its self-owned 8 megawatt facility in Iowa (“Iowa Site”) for a term of 12 months, with automatic renewals for subsequent terms of 12 months unless terminated by either party with written notice 30 days prior to the expiration of the then current term. For the three months ended June 30, 2026 and 2025, management services fees paid to Simple Mining were approximately $51,000 and $71,000, respectively. For both the six months ended June 30, 2026 and 2025, management services fees paid to Simple Mining were approximately $0.1 million.
Financial Advisory Agreement
In July 2025, the Company entered into a financial advisory and consulting agreement for a term of 12 months, with automatic one month renewal periods. The agreement can be canceled by either party at any time with 10 days written notification to the other party. Fees are $25,000 per month for ongoing work, and a $1.45 million fee for certain transactions, payable in cash and equity. For the three and six months ended June 30, 2026, fees incurred under the financial and advisory agreement were approximately $1.3 million and $1.4 million, respectively.
Compensation Obligations
The employment agreements for the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) provide for retention bonuses of $1.6 million and $1.1 million, respectively, contingent upon the achievement of specified operational milestones. If the operational milestone is achieved at any time within two years, or by June 1, 2028, the bonus becomes payable in 12 equal monthly installments, in either cash or common shares, at the discretion of the Company. In addition, under the CFO’s employment agreement, if certain conditions constituting “good reason” occur prior to January 1, 2027, the CFO’s $1.1 million amount would become payable over an 18‑month period beginning after the operational milestone is achieved. No liability has been recorded as of June 30, 2026, but the Company will continue to evaluate the likelihood of achieving the milestone and assess any accrual required.
Letters of Credit
During the ordinary course of business, the Company provides standby letters of credit to third parties as required for certain transactions initiated by the Company. As of June 30, 2026, the Company had no outstanding standby letters of credit.

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
16.Subsequent Events
Subsequent to June 30, 2026, the Company granted 121,491 RSAs and 32,158 unregistered common shares for payment of outside services with an aggregate fair value of approximately $0.3 million based on the closing price of the Company’s common shares on the date of issuance.
At-the-Market Offering Program
Subsequent to June 30, 2026, under the ATM Agreement the Company issued 911,274 common shares for $1.7 million of net proceeds.
Amended and Restated ATM Agreement
On July 31, 2026, the Company entered into an Amended and Restated Sales Agreement (the “Amended ATM Agreement”) with A.G.P. and Maxim Group LLC (“Maxim” and, together with A.G.P., the “Sales Agents”) for the purpose of amending the ATM Agreement to provide for the addition of Maxim as a sales agent thereunder and to effect conforming changes related thereto. The Amended ATM Agreement otherwise retains all material terms of the original ATM Agreement. The Amended ATM Agreement provides for the sale of common shares having an aggregate offering price of up to $10.3 million in transactions that are deemed to be “at the market offering” as defined in Rule 415 of the Securities Act of 1933, as amended.
Shareholder Rights Plan
On August 7, 2026, the Board of Directors of the Company adopted a shareholder rights plan, pursuant to a shareholder rights plan agreement dated as of August 10, 2026 (the “Rights Agreement”). The Rights Agreement is intended to ensure, to the extent possible, that all shareholders of the Company are treated fairly in connection with a take-over bid or other acquisition of Voting Shares (as defined in the Rights Agreement) that could result in a person becoming the beneficial owner of 20% or more of the outstanding Voting Shares of the Company. Pursuant to the Rights Agreement, one common share purchase right (each, a “Right”) will attach to each Voting Share outstanding as of the close of business on August 20, 2026 (the “Record Time”), and to each Voting Share issued after the Record Time and prior to the earlier of the Separation Time and the Expiration Time (each as defined in the Rights Agreement). From and after the Separation Time and prior to the Expiration Time, each Right entitles its holder to purchase one common share of the Company at an exercise price equal to three times the market price of a common share determined as of the Separation Time, subject to adjustment in accordance with the Rights Agreement. Upon the occurrence of certain triggering events, each Right, other than Rights beneficially owned by an Acquiring Person (as defined in the Rights Agreement) or certain related persons, will entitle its holder to purchase common shares having an aggregate market value equal to two times the exercise price of the Right. Alternatively, in certain circumstances, the Company may exchange each outstanding Right, other than Rights that have become void under the Rights Agreement, for one common share, subject to adjustment. The Rights will expire on August 10, 2027, unless earlier redeemed, exchanged or otherwise terminated in accordance with the Rights Agreement.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
The following quarterly management’s discussion and analysis (“MD&A”) should be read in conjunction with our unaudited condensed consolidated financial statements and the accompanying notes of Sphere 3D Corp. (the “Company”) for the three and six months ended June 30, 2026. The condensed consolidated financial statements have been presented in U.S. dollars and have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). Unless the context otherwise requires, any reference to the “Company,” “Sphere 3D,” “we,” “our,” “us” or similar terms refers to Sphere 3D Corp. and its subsidiaries. Unless otherwise indicated, all references to “$” and “dollars” in this discussion and analysis mean U.S. dollars.
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
Many factors could cause actual results, performance or achievements or future events or developments to differ materially from those expressed or implied by the forward-looking statements, including, but not limited to: the inability to maintain compliance with the requirements of the Nasdaq Capital Market (“Nasdaq”) and/or inability to maintain listing with Nasdaq; the impact of competition; the investment in technological innovation; the retention or maintenance of key personnel; the possibility of significant fluctuations in operating results; the ability of Sphere 3D to maintain business relationships; financial, political or economic conditions; financing risks; future acquisitions; volatility in the market price for the common shares of the Company; compliance by Sphere 3D with financial reporting and other requirements as a public company; conflicts of interests; future sales of common shares by Sphere 3D’s directors, officers and other shareholders; dilution and future sales of common shares. For more information on these risks, you should refer to the Company’s filings with the securities regulatory authorities, including the Company’s most recently filed Annual Report on Form 10-K, which is available on EDGAR at www.sec.gov and SEDAR+ at www.sedarplus.ca. In evaluating such statements, we urge you to specifically consider various factors identified in this report, any of which could cause actual results to differ materially from those indicated by such forward-looking statements. Forward-looking statements speak only as of the date of this report and we undertake no obligation to publicly update any forward-looking statements to reflect new information, events or circumstances after the date of this report. Actual events or results may differ materially from such statements.
Overview
We are a digital infrastructure company that owns, operates and is expanding scalable power and data center assets for high-performance computing, artificial intelligence (“AI”) workloads, and digital asset infrastructure. We commenced operations of our Bitcoin mining business in January 2022. Following our business combination with Cathedra Bitcoin Inc. completed on June 1, 2026, we own and operate the power and data center infrastructure underlying a substantial portion of our fleet, rather than relying on third-party hosting providers. We generate revenue from both proprietary Bitcoin mining operations and effective June 1, 2026, from hosting services provided to third parties under hosting agreements and are evaluating, on a site-by-site basis, the suitability of our sites for high-performance computing (“HPC”) and AI infrastructure workloads.

We have approximately 53 megawatts (“MW”) of operating power capacity across five data centers located in Iowa, Kentucky and Tennessee. Vertically integrating with self-owned and self-operated facilities allows us to reduce our reliance on third-parties and decrease our overall cost to mine a Bitcoin. We also have a development pipeline exceeding 100 MW of potential expansion opportunities. In addition to our proprietary mining operations, we provide hosting services to third parties, including a 30 MW co-mining arrangement with Bitdeer across three sites in Tennessee and Kentucky, which we expect to provide more predictable revenue to complement the variability of our proprietary mining results. We are actively assessing the highest-value applications for our power capacity, including digital asset mining, hosting, and HPC and AI infrastructure workloads
Our longer-term objective is expanding access to power and data center capacity to support our transition to AI and HPC infrastructure. We believe our existing, energized power positions primarily across the Tennessee Valley Authority region offer a faster and more capital disciplined path to deployment than sites still awaiting interconnection or lengthy construction schedules, and we are pursuing a modular development approach intended to convert smaller sites more quickly than large campus projects. We intend to differentiate our platform through execution, site readiness and proactive community engagement, while continuing to grow the scale of our power and data center portfolio.
We obtain Bitcoin as a result of our mining operations, and when necessary, we sell Bitcoin to support our operations and strategic growth. We mine Bitcoin in states that do not have any material state-specific regulatory restrictions on the mining of Bitcoin. However, it is possible that these states or other states in which we may seek to operate may create laws that would impede Bitcoin mining. We do not currently plan to engage in regular trading of Bitcoin other than sales to convert our Bitcoin into U.S. dollars. Decisions to hold or sell our Bitcoin are made by management based on real-time market monitoring and forward looking forecasts. Our treasury strategy is to utilize Bitcoin interchangeably with U.S. dollars, and we will sell Bitcoin as needed to fund working capital requirements or potential growth commitments.
We have refreshed a significant portion of our fleet with newer-generation machines to improve efficiency and reduce our cost to mine. In February 2026, we completed the sale of older generation mining equipment not in service for proceeds of $1.2 million, which was applied to the purchase of new mining equipment. As of June 30, 2026, we held approximately 20.5 Bitcoin. The fair value of our Bitcoin as of June 30, 2026 was approximately $1.2 million on our condensed consolidated balance sheet.
On June 25, 2026, our Board of Directors unanimously approved, and recommended that our shareholders approve, a proposed change of our name to DarkHorse Technologies Inc., and we have reserved the ticker symbol “DRK” with Nasdaq for use upon shareholder approval and effectiveness of the name change. The proposed name change will be submitted to shareholders for a vote at a special meeting scheduled for August 24, 2026, and remains subject to shareholder approval.
Recent Developments
Business Combination
As previously announced, on March 5, 2026, we entered into a definitive agreement with Cathedra Bitcoin Inc. (“Cathedra”), a company that builds, develops and operates power infrastructure facilities for use in high-density computing, to combine in an all-stock transaction. On June 1, 2026, the business combination was effected by way of a plan of arrangement under the Business Corporations Act (British Columbia), pursuant to which S3D Acquisition Corp., our wholly-owned subsidiary, acquired all of the issued and outstanding shares of Cathedra in a share-for-share transaction, and Cathedra became a wholly-owned subsidiary of the Company (the “Combination”). For purchase consideration, we issued 2,405,300 common shares and 1,387,117 preferred shares of the Company with an aggregate fair value of $7.3 million. Immediately following the closing, former Cathedra security holders held approximately 33% of the voting rights in the combined company, compared with approximately 67% held by Sphere’s pre-existing shareholders.

Co-Mining Agreement
On May 28, 2026, an agreement was entered into with Bitdeer Technologies (“Bitdeer”) to host 30 megawatts of capacity at three of our data center sites in Tennessee and Kentucky. These agreements offer contracted mining economics while we assess broader digital infrastructure opportunities, including AI applications. Bitdeer will deploy its SEALMINER A2 Pro Air mining hardware at these sites, with net mining proceeds shared between us and Bitdeer. Each agreement has an initial term of 12 months, renewable for an additional 12 months unless either party elects otherwise, allowing flexibility as we explore optimal uses of our power-backed infrastructure. Subsequent to June 30, 2026, we installed the first of three sites with the remaining two expected to be fully installed before November 2026.
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
Results of Operations
The Second Quarter of 2026 Compared with the Second Quarter of 2025
Revenue
We generated revenues of $2.5 million and $3.0 million, respectively, during the second quarter of 2026 and 2025. The decrease in revenue of $0.5 million is primarily due to a decline in the fair value of Bitcoin; offset by revenue of $0.4 million beginning June 1, 2026 from our acquisition. We expect to expand our revenue mix and utilization going into the second half of 2026. During the second quarter of 2026 and 2025, we mined 29.0 and 30.9 Bitcoin, respectively, representing a 6.1% decrease.
Operating Expenses
Cost of Revenue (exclusive of depreciation and amortization expense)
Direct cost of revenue totaled $2.3 million in both the second quarter of 2026 and 2025. The 2026 amount includes $0.8 million of costs attributable to revenue from the acquisition completed on June 1, 2026.
General and Administrative Expense
General and administrative expenses were $4.8 million and $2.1 million for the second quarter of 2026 and 2025, respectively. The $2.7 million increase was primarily due to a $1.8 million increase in costs related to our acquisition completed during the second quarter, a $0.6 million increase in share-based compensation, a $0.2 million increase in investor relations, and a $0.1 million increase in legal fees.
Depreciation and Amortization Expense
Depreciation and amortization expense was $1.3 million and $1.7 million for the second quarter of 2026 and 2025, respectively.
Impairment of Property and Equipment
Impairment of property and equipment was $7.0 million and nil for the second quarter of 2026 and 2025, respectively. For the second quarter of 2026, an impairment of $7.0 million was recorded for the estimated market value of mining equipment primarily due to the change in market conditions and decline in Bitcoin prices.
Impairment of Intangible Assets
Impairment of intangible assets was $0.6 million and nil for the second quarter of 2026 and 2025, respectively. For the second quarter of 2026, the Company recorded an impairment charge of $0.6 million to supplier agreements related to the decline in Bitcoin prices.

Change in Fair Value of Bitcoin
Change in fair value of Bitcoin was a loss of $0.2 million and a gain of $0.5 million for the second quarter of 2026 and 2025, respectively. The gain or loss was the change in fair value of Bitcoin held, as well as the gain or loss from when Bitcoin was sold.
Non-Operating Income and Expenses
Investment Gain
Investment loss was nil and gain of $4.3 million for the second quarter of 2026 and 2025, respectively, and related to our equity investment in Core Scientific Inc.
The First Six Months of 2026 Compared with the First Six Months of 2025
Revenue
We generated revenues of $4.4 million and $5.8 million during the first six months of 2026 and 2025, respectively. The decrease in revenue of $1.4 million is primarily due to a decline in the fair value of Bitcoin, and the process of removing older mining equipment and replacing it with newer generation machines resulting in fewer machines mining and less Bitcoin mined. The decrease is offset by revenue of $0.4 million beginning June 1, 2026 from our acquisition. We expect to expand our revenue mix and utilization going into the second half of 2026. During the six months ended June 30, 2026 and 2025, we mined 54.3 and 61.3 Bitcoin, respectively, representing a 11.4% decrease.
Operating Expenses
Cost of Revenue (exclusive of depreciation and amortization expense)
Direct cost of revenue totaled $3.9 million and $4.5 million, respectively, in the first six months of 2026 and 2025. The $0.6 million decrease was primarily driven by lower hosting fees related to older machines taken offline, sold, and replaced with newer generation machines, as well as lower cost of revenue at our Iowa site. The first six months of 2026 included $0.8 million of costs attributable to revenue from the acquisition completed on June 1, 2026.
General and Administrative Expense
General and administrative expenses were $7.3 million and $5.3 million for the first six months of 2026 and 2025, respectively. The increase of $2.0 million was primarily due to an increase of $2.1 million in costs related to our acquisition completed during the second quarter, $0.8 million increase in share-based compensation, and $0.2 million increase in investor relations. These increases were offset by a decrease in legal fees of $0.9 million related to the resolution of the Gryphon Digital Mining, Inc. litigation, and a decrease of $0.2 million in insurance expense.
Depreciation and Amortization Expense
Depreciation and amortization expense was $2.5 million and $3.3 million for the first six months of 2026 and 2025, respectively. The decrease of $0.8 million was primarily due to less depreciation related to our Bitcoin mining machines due to the disposal of machines.
Impairment of Property and Equipment
Impairment of property and equipment was $7.0 million and nil for the first six months of 2026 and 2025, respectively. For the first six months of 2026, an impairment of $7.0 million was recorded for the estimated market value of mining equipment primarily due to the change in market conditions and decline in Bitcoin prices.
Impairment of Intangible Assets
Impairment of intangible assets was $0.6 million and nil for the first six months of 2026 and 2025, respectively. For the first six months of 2026, the Company recorded an impairment charge of $0.6 million to supplier agreements related to the decline in Bitcoin prices.

Loss on Disposal of Property and Equipment
Loss on disposal of property and equipment was $0.2 million and $0.9 million for the first six months of 2026 and 2025, respectively, and primarily related to the sale of mining equipment.
Change in Fair Value of Bitcoin
Change in fair value of Bitcoin was a loss of $0.8 million and a gain of $0.3 million for the first six months of 2026 and 2025, respectively. The loss in the first six months of 2026 and the gain in the first six months of 2025 was from the change in fair value of Bitcoin held, as well as the gains and losses from when Bitcoin was sold.
Non-Operating Income and Expenses
Investment Gain
Investment gain was nil and $0.7 million for the first six months of 2026 and 2025, respectively, and related to gains on our equity investment in Core Scientific Inc.
Liquidity and Capital Resources
Our principal sources of liquidity are our existing cash and cash equivalents. We expect to fund our operations going forward with existing cash resources, revenue from our operations, and cash that we may raise through future financing transactions. At June 30, 2026, we had cash and cash equivalents of $2.8 million compared to cash and cash equivalents of $3.7 million at December 31, 2025. As of June 30, 2026, we had working capital of $0.2 million, reflecting a decrease of $6.7 million since December 31, 2025.
At-the-Market Offering Program. On January 3, 2025, we entered into a sales agreement (the “ATM Agreement”) with A.G.P./Alliance Global Partners (“AGP”), as sales agent. In accordance with the terms of the ATM Agreement, we were able to offer and sell from time to time through or to AGP, as agent or principal, the Company's common shares having an aggregate offering price of up to $8.0 million. For the three and six months ended June 30, 2026, under the ATM Agreement the Company issued 892,582 and 1,148,724 common shares, respectively, for $2.1 million and $2.5 million of net proceeds, respectively. Subsequent to June 30 2026, under the ATM Agreement we issued 911,274 common shares for $1.7 million of net proceeds.
On July 31, 2026, we entered into an Amended and Restated Sales Agreement (the “Amended ATM Agreement”) with A.G.P. and Maxim Group LLC (“Maxim” and, together with A.G.P., the “Sales Agents”) for the purpose of amending the ATM Agreement to provide for the addition of Maxim as a sales agent thereunder and to effect conforming changes related thereto. The Amended ATM Agreement otherwise retains all material terms of the original ATM Agreement. The Amended ATM Agreement provides for the sale of common shares having an aggregate offering price of up to $10.3 million (the “Placement Shares”) in transactions that are deemed to be “at the market offerings” as defined in Rule 415 under the Securities Act of 1933, as amended.
The Amended ATM Agreement can be terminated by either party by giving two days written notice. We expect that any proceeds received from the facility will be used primarily for working capital and general corporate purposes and in furtherance of our corporate strategy which may include to accelerate efficiency, for the purchase/upgrade of our mining fleet, and vertical integration of infrastructure.
Neither we nor the Sales Agents are obligated to sell any Placement Shares pursuant to the Amended ATM Agreement. Subject to the terms and conditions of the Amended ATM Agreement, the Sales Agents will use commercially reasonable efforts, consistent with its normal trading and sales practices and applicable state and federal law, rules and regulations and the rules of Nasdaq, to sell the Placement Shares from time to time based upon our instructions, including any price, time or size limits or other customary parameters or conditions we may impose. Sales of the Placement Shares, if any, will be made on Nasdaq at market prices by any method permitted by law deemed to be an “at the market offering” as defined in Rule 415 of the Securities Act of 1933, as amended.

Management has projected that based on our recurring losses, negative cash flows from operating activities, and our hashing rate at June 30, 2026, cash on hand may not be sufficient to allow us to continue operations and there is substantial doubt about our ability to continue as a going concern within 12 months from the date of issuance of our financial statements if we are unable to raise additional funding for operations. We expect our working capital needs to increase in the future as we continue to expand and enhance our operations. Our ability to raise additional funds for working capital through equity or debt financings or other sources may depend on the financial success of our business and successful implementation of our key strategic initiatives, financial, economic and market conditions and other factors, some of which are beyond our control. We require additional capital and if we are unsuccessful in raising that capital at a reasonable cost and at the required times, or at all, we may not be able to continue our business operations in the cryptocurrency mining industry or we may be unable to advance our growth initiatives, either of which could adversely impact our business, financial condition and results of operations. To mitigate these risks we are taking steps to reduce our cost of mining, have refreshed our mining fleet to improve our mining efficiency, and expect that recently contracted hosting agreements should further support these efforts.
Significant changes from our current forecasts, including but not limited to: (i) shortfalls from projected earnings; (ii) increases in operating costs; (iii) decreases in the value of cryptocurrency; and (iv) if we do not maintain compliance with the requirements of Nasdaq and/or we do not maintain our listing with Nasdaq, it could have a material adverse impact on our ability to access the level of funding necessary to continue operations at current levels. These factors, among others, should they occur may result in our inability to continue as a going concern within 12 months from the date of issuance of our financial statements. The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business and do not include any adjustments that might result from the outcome of this uncertainty.
Contingent Compensation Obligations. The employment agreements for our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) provide for retention bonuses of $1.6 million and $1.1 million, respectively, contingent upon the achievement of specified operational milestones. If the operational milestone is achieved at any time within two years, or by June 1, 2028, the bonus becomes payable in 12 equal monthly installments, in either cash or common shares, at our discretion. In addition, under the CFO’s employment agreement, if certain conditions constituting “good reason” occur prior to January 1, 2027, the CFO’s $1.1 million amount would become payable over an 18‑month period beginning after the operational milestone is achieved.
On July 31, 2026, the CFO delivered formal notice that the conditions of good reason under his employment agreement had been met in connection with his transition from CEO to CFO following the consummation of the Combination. The notice states that it was provided solely to preserve the CFO’s future rights to receive the $1.1 million payment and that he does not currently intend to resign. To trigger the conditional severance payment, the CFO would be required to formally resign by November 28, 2026, and the operational milestone would also need to be achieved, as specified in his employment agreement.
No liability has been recorded as of June 30, 2026. However, the potential future payment could represent a material cash commitment depending on the timing of milestone achievement and the form of settlement elected. We will continue to evaluate the likelihood of achieving the milestone and assess any resulting impact on liquidity, capital resources, and future cash flows.
Power Supply Agreements. We maintain long‑term prepaid electric power supply agreements with regional utilities to support its data‑center operations. Under these agreements, we prepay monthly power charges and maintain cash security deposits. As of June 30, 2026, our aggregate monthly power prepayment is $0.9 million.

The following table shows a summary of our cash flows (used in) provided by operating activities, investing activities, and financing activities (in thousands):

	Six Months Ended June 30,
	2026	2025
Net cash used in operating activities	$(9,023)	$(9,928)
Net cash provided by investing activities	$5,710	$9,098
Net cash provided by financing activities	$2,452	$108
Net cash used in operating activities. The use of cash during the first six months of 2026 was primarily a result of our net loss of $17.9 million, offset by $12.6 million in noncash items, which primarily included impairment of property and equipment, depreciation and amortization, share-based compensation expense, change in fair value of Bitcoin, impairment of intangible assets, loss on disposal of property and equipment, and nonemployee share-based compensation performance award expense.
Net cash provided by investing activities. During the first six months of 2026, we received $5.3 million from proceeds from the sale of Bitcoin and acquired $0.5 million of cash in our acquisition of Cathedra. During the first six months of 2025, we received $5.3 million of proceeds from the sale of Bitcoin, $4.8 million from proceeds from the sale of investment in equity securities, and $0.2 million of proceeds from the sale of older mining machines; offset by $1.2 million of payments for the purchase of property and equipment consisting of newer generation mining machines.
Net cash provided by financing activities. For the first six months of 2026 and 2025, we received $2.5 million and $0.1 million, respectively, of net proceeds from the issuance of common shares through our ATM Agreement.
During the first six months of 2026, we received approximately $0.3 million of customer payments in Tether (USDT), which were immediately converted into U.S. dollars. Because the conversion occurred upon receipt and resulted in no gain or loss, the transaction is reflected as a cash inflow from operating activities in our condensed consolidated statements of cash flows. We continue to hold Bitcoin as part of our digital asset strategy; however, we do not hold Tether or other stablecoins, and the receipt and conversion of USDT did not impact our digital asset balances.
Off-Balance Sheet Information
During the ordinary course of business, we may provide standby letters of credit to third parties as required for certain transactions initiated by us. As of June 30, 2026, we have no standby letters of credit outstanding.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Not applicable.

Item 4. Controls and Procedures
Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective to give reasonable assurance that information required to be publicly disclosed is recorded, processed, summarized, and reported on a timely basis as of the end of the period covered by this report.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the three months ended June 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II - OTHER INFORMATION
Item 1.    Legal Proceedings.
For a discussion of our legal proceedings, see Note 15. Commitments and Contingencies to our condensed consolidated financial statements.
Item 1A. Risk Factors.
Other than the additional risk factors herein, we are not aware of any material changes to the risk factors set forth under the caption “Risk Factors” in Part I, Item 1A of our Annual Report, which are incorporated herein by reference. These risks and uncertainties are not the only ones we face. Additional risks and uncertainties not presently known to us or that we currently consider immaterial may also impair our business operations. If any of the risks occur, our business and financial results could be harmed and the trading price of our common shares could decline.
Our expansion into AI and HPC data-center infrastructure is subject to substantial development, financing, operational, technological and market risks, and we may not successfully implement or realize the anticipated benefits of this strategy.
Our business strategy includes diversifying our operations beyond Bitcoin mining by pursuing opportunities involving AI, HPC and other high-density computing applications. Developing, converting and operating facilities for these applications is capital intensive and requires substantial operational and financial resources, specialized technical expertise, qualified personnel, reliable and significant power capacity, advanced cooling and networking systems, specialized computing equipment and relationships with customers, utilities, equipment suppliers, contractors and other third parties. We have limited experience developing or operating AI or HPC data-center infrastructure at scale, and there can be no assurance that we will be able to develop the necessary capabilities, obtain the necessary resources or successfully execute this strategy.
The development, expansion or conversion of our existing or planned facilities for AI or HPC applications may be delayed, disrupted or cost more than anticipated. Such projects may be adversely affected by, among other things, delays in obtaining financing, permits, regulatory approvals, power commitments or utility interconnections; delays in the delivery or installation of equipment; difficulties integrating new equipment into existing infrastructure; shortages of skilled labor, materials, electrical equipment, servers, graphics processing units, cooling systems or other components; defects in design, engineering or construction; failures by contractors, vendors or other counterparties to perform their obligations; changes in applicable laws or regulations; and diversion of management’s attention and other resources. Actual project costs may exceed our budgets, and we may not have sufficient capital to complete a project as planned or at all. Delays, cost overruns or other development difficulties could prevent or delay our ability to generate revenue from a facility and could materially adversely affect our business, financial condition and results of operations.

We may be required to commit substantial capital and operational resources to develop or convert facilities before securing customer contracts or other binding commitments. We may be unable to attract customers, enter into contracts on commercially acceptable terms or generate sufficient customer demand to support the facilities and capacity that we develop. Even if we enter into customer contracts, such contracts may not generate the revenue or returns we anticipate, may require us to make significant additional investments or may expose us to customer concentration and counterparty credit risks. Customers may delay or reduce their deployment requirements, terminate or elect not to renew their agreements, seek to renegotiate pricing or other terms or otherwise fail to perform their contractual obligations.
The markets for AI and HPC infrastructure are rapidly evolving and highly competitive. We may compete against established data-center operators, cloud-service providers, technology companies and other Bitcoin mining companies seeking to diversify into similar businesses, many of which have substantially greater financial, technical, operational and personnel resources, longer operating histories and stronger customer relationships than we do. Competition for suitable sites, power capacity, equipment, financing, customers and qualified personnel may increase our costs and limit our ability to execute our strategy.
Technological developments and customer requirements in these markets may change rapidly. Facilities and equipment that we develop or acquire may become obsolete or may not satisfy future requirements relating to computing density, power availability, cooling, networking, security, redundancy, latency, efficiency or other technical specifications. We may be required to make significant additional capital expenditures to modify or replace our infrastructure and equipment, and we may be unable to do so on a timely or cost-effective basis.
AI and HPC customers may also require highly reliable infrastructure and may require us to satisfy service-level, uptime, security and performance commitments. Power outages, cooling-system failures, network disruptions, equipment failures, cybersecurity incidents, construction defects, natural disasters or other interruptions could prevent us from satisfying these commitments. Such events could result in service credits, contractual claims, loss of revenue, termination or non-renewal of customer agreements, damage to customer equipment, litigation and reputational harm. Contractual limitations on our liability may not be enforceable or may not adequately protect us from these losses.
If we are unable to successfully develop, finance, market and operate AI or HPC infrastructure, we may not realize the anticipated benefits of our diversification strategy. We could incur substantial costs without generating corresponding revenue, be required to abandon or modify projects, recognize impairment charges relating to facilities or equipment or divert resources from our existing operations. Any of these events could materially adversely affect our business, financial condition, results of operations and prospects.
Our mining equipment has been subject to impairment charges, and we may be required to recognize additional impairment losses in the future.
During the three and six months ended June 30, 2026, we recorded an impairment charge of $7.0 million for property and equipment related to the decline in Bitcoin prices. Our mining equipment may become impaired as a result of changes in market or operating conditions, reduced mining profitability, technological obsolescence, reduced expected mining output or changes in expected future economic benefits. If any of these factors deteriorate, or if additional mining equipment becomes idle or is not expected to return to use, we may be required to recognize additional impairment charges, which could adversely affect our financial condition and results of operations.
The conversion of our facilities from bitcoin mining to artificial intelligence and high-performance computing use is expected to result in the loss of favorable state and local tax treatment, which would increase our operating costs.
A substantial portion of our operations is located in the state of Kentucky. Kentucky law provides certain tax exemptions for qualifying commercial cryptocurrency mining operations, including exemptions from sales and use taxes on electricity and certain tangible personal property and the utility gross receipts license tax. We currently benefit from these exemptions at our Kentucky facilities.

These exemptions do not apply to artificial intelligence, high-performance computing, or general data center operations. Accordingly, as we convert facilities from bitcoin mining to artificial intelligence and high-performance computing use, we expect to lose these exemptions with respect to the converted capacity. The loss of these exemptions would increase our electricity costs at the affected facilities. In addition, artificial intelligence and high-performance computing equipment, which generally carries a higher assessed value than bitcoin mining equipment, is expected to increase our tangible personal property tax liability.
The Kentucky Qualified Data Center Incentive Program provides a state sales and use tax exemption on qualifying computing equipment only. It does not exempt electricity or reduce local property tax, school tax, or occupational tax. Participation is subject to various eligibility and other conditions. We have not determined whether we will apply for that program, and we can provide no assurance that we would qualify or that its benefits would be material relative to the exemptions we expect to lose.
Local zoning and permitting requirements, moratoriums on data center development, and community opposition may delay, restrict, or prevent the development, conversion, expansion, or continued operation of our facilities.
Our operations involve large numbers of high-powered computers and supporting infrastructure that consume substantial amounts of electricity, may consume water, and can generate noise. Data center development, including cryptocurrency mining and artificial intelligence and high-performance computing operations, has become the subject of increasing public attention and, in a number of communities across the United States, organized opposition.
A growing number of state, county, and municipal governments have adopted or are considering measures that restrict data center development. Such measures may include temporary moratoriums on new data center development or permitting while applicable regulatory standards are studied or revised and may be adopted in response to community opposition or concerns regarding environmental, infrastructure or other impacts.
Communities that have not previously adopted zoning standards specific to data centers may do so, and the standards ultimately adopted may be more restrictive than those in effect at the time a site was acquired, developed, or placed into service. Such standards may include setback requirements measured from property lines, limits on facility size or footprint, screening, landscaping and berming requirements, noise limits measured at the property line, water use restrictions, decommissioning bond requirements, and restrictions on particular construction methods or building types. Depending on how such standards are formulated, they may materially restrict, or in some cases effectively preclude, the development or expansion of data center facilities on parcels that would otherwise be suitable.
If standards of this kind were adopted in a jurisdiction in which we operate, facilities we operate today could fail to obtain or retain legal nonconforming use status, could be required to be modified at significant cost, or could become subject to operating restrictions. Approvals we require may be subject to public hearing processes that are lengthy, uncertain in outcome, and susceptible to organized opposition, and adverse action in one jurisdiction may influence the approach taken by others, including jurisdictions in which we operate or may seek to operate.
These matters could result in delays in or denial of permits and approvals; requirements that we implement costly noise, screening, water, or other mitigation measures; restrictions on operating hours or the scale of our operations; obligations to post decommissioning bonds or provide other financial assurances or community commitments as a condition of approval; fines or penalties; litigation; reputational harm; and, in certain circumstances, the curtailment or shutdown of facilities that cannot satisfy applicable requirements. Any of the foregoing could delay or prevent execution of our conversion and growth strategy, increase our costs, reduce our operating capacity, and materially adversely affect our business, financial condition, results of operations, and prospects.

Our Rights Agreement includes terms and conditions that could discourage a takeover or other transaction that stockholders may consider favorable.
On August 7, 2026, our Board of Directors adopted a shareholder rights plan, pursuant to the Rights Agreement. The Rights Agreement is intended to ensure, to the extent possible, that all shareholders of the Company are treated fairly in connection with a take-over bid or other acquisition of Voting Shares that could result in a person becoming the beneficial owner of 20% or more of the outstanding Voting Shares of the Company. Pursuant to the Rights Agreement, one Right will attach to each Voting Share outstanding as of the close of business on August 20, 2026, the Record Time, and to each Voting Share issued after the Record Time and prior to the earlier of the Separation Time and the Expiration Time. From and after the Separation Time and prior to the Expiration Time, each Right entitles its holder to purchase one common share of the Company at an exercise price equal to three times the market price of a common share determined as of the Separation Time, subject to adjustment in accordance with the Rights Agreement. Upon the occurrence of certain triggering events, each Right, other than Rights beneficially owned by an Acquiring Person or certain related persons, will entitle its holder to purchase common shares having an aggregate market value equal to twice the exercise price of the Right. Alternatively, in certain circumstances, the Company may exchange each outstanding Right, other than Rights that have become void under the Rights Agreement, for one common share, subject to adjustment. The Rights will expire on August 10, 2027, unless earlier redeemed, exchanged or otherwise terminated in accordance with the Rights Agreement.
The Board of Directors adopted the Rights Agreement to protect the interests of the Company’s shareholders. In general terms, subject to the terms and exceptions set forth in the Rights Agreement, the Rights Agreement is designed to impose significant dilution upon any person that becomes an Acquiring Person by acquiring beneficial ownership of 20% or more of the outstanding Voting Shares of the Company without complying with the Rights Agreement. As a result, the overall effect of the Rights Agreement and the issuance of the Rights may be to render more difficult or discourage a take-over bid, merger, arrangement or other business combination or acquisition involving the Company that is not approved by the Board.
The Rights Agreement is intended to protect shareholders’ interests, including by providing the Board of Directors sufficient time to make informed judgments and take actions that the Board of Directors determines are in the best interests of the Company and its shareholders. Nevertheless, the Rights Agreement may be considered to have certain anti-takeover effects, including potentially discouraging a third party from attempting to obtain a substantial position in the Voting Shares or seeking to obtain control of the Company and discouraging a take-over attempt that shareholders may consider favorable or that could result in a premium over the market price of the Company’s common shares. Even in the absence of a take-over attempt, the Rights Agreement may adversely affect the prevailing market price of the Company’s common shares if it is viewed as discouraging take-over attempts in the future.
For additional information regarding the Rights Agreement, refer to Note 16 Subsequent Events to the condensed consolidated financial statements.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
None.
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
None.

Item 6. Exhibits.

Exhibit		Filed	Incorporated by Reference
Number	Description	Herewith	Form	File No.	Date Filed

2.1*	Arrangement Agreement, dated as of March 5, 2026, by and among Sphere 3D Corp., S3D Acquisition Corp. and Cathedra Bitcoin Inc.		8-K	001-36532	3/11/2026

3.1	Certificate and Articles of Amalgamation of Sphere 3D Corp.		6-K	001-36532	3/25/2015

3.2	Certificate of Amendment to the Articles of Amalgamation of Sphere 3D Corp.		6-K	001-36532	7/17/2017

3.3	Certificate of Amendment to the Articles of Amalgamation of Sphere 3D Corp.		8-K	001-36532	10/2/2018

3.4	Certificate of Amendment to the Articles of Amalgamation of Sphere 3D Corp.		8-K	001-36532	11/5/2018

3.5	Certificate of Amendment to the Articles of Amalgamation of Sphere 3D Corp.		8-K	001-36532	11/14/2018

3.6	Certificate of Amendment to the Articles of Amalgamation of Sphere 3D Corp.		8-K	001-36532	7/12/2019

3.7	Certificate of Amendment to the Articles of Amalgamation of Sphere 3D Corp.		8-K	001-36532	11/8/2019

3.8	Certificate of Amendment to the Articles of Amalgamation of Sphere 3D Corp.		8-K	001-36532	5/8/2020

3.9	Certificate of Amendment to the Articles of Amalgamation of Sphere 3D Corp.		8-K	001-36532	9/29/2020

3.10	Certificate of Amendment to the Articles of Amalgamation of Sphere 3D Corp.		6-K	001-36532	1/7/2021

3.11	Certificate of Amendment to the Articles of Amalgamation of Sphere 3D Corp.		6-K	001-36532	7/15/2021

3.12	Certificate of Amendment to the Articles of Amalgamation of Sphere 3D Corp.		6-K	001-36532	10/4/2021

3.13	Certificate of Amendment to the Articles of Amalgamation of Sphere 3D Corp.		8-K	001-36532	6/28/2023

3.14	Certificate of Amendment to the Articles of Amalgamation of Sphere 3D Corp.		8-K	001-36532	2/12/2026

3.15	Certificate of Amendment to the Articles of Amalgamation of Sphere 3D Corp.		8-K	001-36532	6/3/2026

3.16	By-law No. 1, as Amended		6-K	001-36532	7/17/2017

3.17	By-law No. 1 Amending Agreement		6-K	001-36532	2/1/2022

3.18	By-law No. 1 Amending Agreement		8-K	001-36532	1/13/2023

3.19	By-law No. 2		6-K	001-36532	5/12/2017

10.1	Sphere 3D Corp. 2025 Performance Incentive Plan, as amended		DEFM14A	001-36532	4/16/2026

10.2+	Employment Agreement, by and among Sphere 3D Mining Corp., Sphere 3D Corp., and Joel Block, dated June 1, 2026		8-K	001-36532	6/3/2026

Exhibit		Filed	Incorporated by Reference
Number	Description	Herewith	Form	File No.	Date Filed

10.3+	Fourth Amended and Restated Employment Agreement, by and among Sphere 3D Corp. and Kurt Kalbfleisch, dated May 29, 2026		8-K	001-36532	6/3/2026

10.4	Form of Voting Agreement for Thomas Masiero and Gavin Qu		8-K	001-36532	6/3/2026

10.5	Form of Voting Agreement for Joel Block		8-K	001-36532	6/3/2026

10.6	Form of Indemnity Agreement		8-K	001-36532	6/3/2026

19.1	Insider Trading Policy	X

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document	X

101.SCH	Inline XBRL Taxonomy Extension Schema	X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase	X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase	X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase	X

101.PRE	Inline XBRL Taxonomy Presentation Linkbase	X

104	Cover Page Interactive Data File (formatted as inline XBRL as contained in Exhibit 101)	X
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

Sphere 3D Corp.

Date:	August 14, 2026	By:	/s/ Joel Block
Joel Block
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Kurt L. Kalbfleisch
Kurt L. Kalbfleisch
Chief Financial Officer
(Principal Financial Officer)