Form 10-Q
period 2026-09-30
DarkHorse Technologies Inc.
filed 2026-11-06
CIK 1591956

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from___________________________to ___________________________
Commission File Number: 001-36532
__________________________________
DarkHorse Technologies Inc.
(Exact name of Registrant as specified in its charter)
__________________________________

British Columbia, Canada	98-1220792
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

2810 N Church St, STE 90696
Wilmington, DE	19802
(Address of principal executive offices)	(Zip Code)
647 952-5049
(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Shares	DRK	Nasdaq Capital Market
Common Shares Purchase Rights	n/a	Nasdaq Capital Market
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of October 30, 2026, there were 10,588,358 shares of the registrant’s common shares outstanding.

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements.
DarkHorse Technologies Inc.
Condensed Consolidated Balance Sheets
(in thousands of U.S. dollars, except shares)
(unaudited)

	September 30, 2026	December 31, 2025
Assets
Current assets:
Cash and cash equivalents	$8,823	$3,707
Bitcoin	—	3,263
Accounts receivable	351	—
Notes receivable, net	1,000	—
Property and equipment held for sale	1,615	—
Other current assets	770	1,707
Total current assets	12,559	8,677
Property and equipment, net	5,068	14,608
Operating lease right-of-use assets	1,302	—
Goodwill	3,396	—
Intangible assets, net	449	1,610
Other non-current assets	2,798	225
Total assets	$25,572	$25,120
Liabilities, Temporary Equity, and Shareholders’ Equity
Current liabilities:
Accounts payable	$1,432	$427
Accrued liabilities	971	544
Accrued payroll and employee compensation	950	831
Other current liabilities	1,562	—
Total current liabilities	4,915	1,802
Operating lease liabilities, net of current portion	1,165	—
Deferred tax liabilities	760	—
Total liabilities	6,840	1,802
Commitments and contingencies (Note 15)
Temporary equity:
Series H preferred shares, no par value, unlimited shares authorized, 161 shares issued and outstanding as of both September 30, 2026 and December 31, 2025	18	18

Shareholders’ equity:
Series I preferred shares, no par value, unlimited shares authorized, 1,387,117 and nil shares issued and outstanding as of September 30, 2026 and December 31, 2025, respectively	2,677	—
Common shares, no par value; unlimited shares authorized, 10,576,805 and 3,392,541 shares issued and outstanding as of September 30, 2026 and December 31, 2025, respectively	519,868	503,414
Accumulated other comprehensive loss	(1,815)	(1,811)
Accumulated deficit	(502,016)	(478,303)
Total shareholders’ equity	18,714	23,300
Total liabilities, temporary equity, and shareholders’ equity	$25,572	$25,120
See accompanying notes to condensed consolidated financial statements.

DarkHorse Technologies Inc.
Condensed Consolidated Statements of Operations
(in thousands of U.S. dollars, except share and per share amounts)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025

Revenues	$3,031	$2,623	$7,399	$8,458

Operating costs and expenses:
Cost of revenue (exclusive of depreciation and amortization shown below)	3,344	1,957	7,234	6,452
General and administrative	3,288	1,485	10,570	6,780
Depreciation and amortization	608	1,724	3,072	4,997
Impairment of property and equipment	—	500	7,039	500
Loss on disposal of property and equipment	1,179	793	1,420	1,652
Impairment of intangible assets	199	—	787	—
Provision for loss on other assets	406	300	406	300
Change in fair value of Bitcoin	(203)	(101)	613	(373)
Total operating costs and expenses	8,821	6,658	31,141	20,308
Loss from operations	(5,790)	(4,035)	(23,742)	(11,850)
Other income (expense):
Investment gain (loss)	(10)	(220)	(10)	439
Other income, net	22	7	42	47
Net loss before taxes	(5,778)	(4,248)	(23,710)	(11,364)
Provision for income taxes	—	—	3	2
Net loss	$(5,778)	$(4,248)	$(23,713)	$(11,366)

Net loss per share:
Basic	$(0.65)	$(1.49)	$(4.05)	$(4.08)
Diluted	$(0.65)	$(1.49)	$(4.05)	$(4.08)
Shares used in computing net loss per share:
Basic	8,840,643	2,855,360	5,848,894	2,783,583
Diluted	8,840,643	2,855,360	5,848,894	2,783,583
See accompanying notes to condensed consolidated financial statements.

DarkHorse Technologies Inc.
Condensed Consolidated Statements of Comprehensive Loss
(in thousands of U.S. dollars)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025

Net loss	$(5,778)	$(4,248)	$(23,713)	$(11,366)
Other comprehensive income (loss):
Foreign currency translation adjustment	(6)	(2)	(4)	12
Total other comprehensive income (loss)	(6)	(2)	(4)	12
Comprehensive loss	$(5,784)	$(4,250)	$(23,717)	$(11,354)
See accompanying notes to condensed consolidated financial statements.

DarkHorse Technologies Inc.
Condensed Consolidated Statements of Shareholders’ Equity
(in thousands of U.S. dollars, except shares)
(unaudited)

	Preferred Shares		Common Shares		Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Shareholders' Equity
	Shares	Amount	Shares	Amount
Balance at January 1, 2026	—	$—	3,392,541	$503,414	$(1,811)	$(478,303)	$23,300
Issuance of common shares for reverse stock split fractional shares	—	—	38,263	—	—	—	—
Issuance of common shares, net	—	—	256,142	415	—	—	415
Issuance of common shares for settlement of liabilities	—	—	45,532	61	—	—	61
Issuance of common shares for vested restricted stock units	—	—	34,608	—	—	—	—
Share-based compensation	—	—	—	325	—	—	325
Net loss	—	—	—	—	—	(4,106)	(4,106)
Balance at March 31, 2026	—	—	3,767,086	504,215	(1,811)	(482,409)	19,995
Issuance of equity instruments for acquisition	1,387,117	2,677	2,405,300	4,666	—	—	7,343
Issuance of common shares, net	—	—	892,582	2,065	—	—	2,065
Issuance of common shares for vested restricted stock units	—	—	485,054	231	—	—	231
Issuance of common shares for settlement of liabilities	—	—	89,871	171	—	—	171
Share-based compensation	—	—	—	897	—	—	897
Other comprehensive income	—	—	—	—	2	—	2
Net loss	—	—	—	—	—	(13,829)	(13,829)
Balance at June 30, 2026	1,387,117	2,677	7,639,893	512,245	(1,809)	(496,238)	16,875
Issuance of common shares and warrants, net	—	—	2,577,935	6,450	—	—	6,450
Issuance of common shares for vested restricted stock units, net of shares withheld for income taxes	—	—	199,570	—	—	—	—
Issuance of common shares for settlement of liabilities	—	—	159,407	176	—	—	176
Share-based compensation	—	—	—	997	—	—	997
Other comprehensive loss	—	—	—	—	(6)	—	(6)
Net loss	—	—	—	—	—	(5,778)	(5,778)
Balance at September 30, 2026	1,387,117	$2,677	10,576,805	$519,868	$(1,815)	$(502,016)	$18,714

DarkHorse Technologies Inc.
Condensed Consolidated Statements of Shareholders’ Equity (continued)
(in thousands of U.S. dollars, except shares)
(unaudited)

	Preferred Shares		Common Shares		Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Shareholders' Equity
	Shares	Amount	Shares	Amount
Balance at January 1, 2025	—	$—	2,545,342	$497,957	$(1,821)	$(456,821)	$39,315
Issuance of common shares, net	—	—	21,045	108	—	—	108
Issuance of common shares pursuant to vesting of restricted stock units, net of shares withheld for income taxes	—	—	751	—	—	—	—
Exercise of pre-funded warrants	—	—	50,700	—	—	—	—
Share-based compensation	—	—	—	71	—	—	71
Other comprehensive loss	—	—	—	—	(3)	—	(3)
Net loss	—	—	—	—	—	(8,785)	(8,785)
Balance at March 31, 2025	—	—	2,617,838	498,136	(1,824)	(465,606)	30,706
Issuance of common shares pursuant to vesting of restricted stock units, net of shares withheld for income taxes	—	—	68,518	—	—	—	—
Exercise of pre-funded warrants	—	—	108,700	—	—	—	—
Share-based compensation	—	—	—	318	—	—	318
Other comprehensive income	—	—	—	—	17	—	17
Net income	—	—	—	—	—	1,667	1,667
Balance at June 30, 2025	—	—	2,795,056	498,454	(1,807)	(463,939)	32,708
Issuance of common shares, net	—	—	91,746	615	—	—	615
Issuance of common shares pursuant to vesting of restricted stock units, net of shares withheld for income taxes	—	—	49,307	232	—	—	232
Share-based compensation	—	—	—	212	—	—	212
Other comprehensive loss	—	—	—	—	(2)	—	(2)
Net loss	—	—	—	—	—	(4,248)	(4,248)
Balance at September 30, 2025	—	$—	2,936,109	$499,513	$(1,809)	$(468,187)	$29,517

See accompanying notes to condensed consolidated financial statements.

DarkHorse Technologies Inc.
Condensed Consolidated Statements of Cash Flows
(in thousands of U.S. dollars)
(unaudited)

	Nine Months Ended September 30,
	2026	2025
Operating activities:
Net loss	$(23,713)	$(11,366)
Adjustments to reconcile net loss to net cash used in operating activities:
Impairment of property and equipment	7,039	500
Mining of Bitcoin	(5,032)	(8,458)
Depreciation and amortization	3,072	4,997
Share-based compensation	2,219	601
Loss on disposal of property and equipment	1,420	1,652
Bitcoin received for services	(1,167)	—
Change in fair value of Bitcoin	613	(373)
Impairment of intangible assets	787	—
Provision for loss on other assets	406	300
Issuance of common shares to nonemployees	231	232
Amortization of operating right-of-use assets	43	—
Unrealized loss on investment in equity securities	10	4,917
Realized gain on sale of investment in equity securities	—	(5,356)
Change in fair value of warrant liabilities	—	(27)
Changes in operating assets and liabilities:
Proceeds from sale of Bitcoin	1,231	—
Accounts receivable	49	—
Accounts payable and accrued liabilities	(779)	(1,340)
Accrued payroll and employee compensation	(297)	(891)
Other assets and liabilities, net	363	1,217
Net cash used in operating activities	(13,505)	(13,395)
Investing activities:
Proceeds from sale of Bitcoin	7,625	7,637
Proceeds from sale of property and equipment	1,540	485
Cash acquired from acquisition	450	—
Proceeds from sale of investment in equity securities	—	7,969
Payments for purchase of property and equipment	—	(3,494)
Net cash provided by investing activities	9,615	12,597
Financing activities:
Proceeds from issuance of common shares and warrants	8,229	733
Proceeds from issuance of common shares and warrants - related party	1,000	—
Payments for issuance costs for common shares and warrants	(223)	(83)
Net cash provided by financing activities	9,006	650
Net increase (decrease) in cash and cash equivalents	5,116	(148)
Cash and cash equivalents, beginning of period	3,707	5,425
Cash and cash equivalents, end of period	$8,823	$5,277

See accompanying notes to condensed consolidated financial statements.

DarkHorse Technologies Inc.
Condensed Consolidated Statements of Cash Flows (continued)
(in thousands of U.S. dollars)
(unaudited)

	Nine Months Ended September 30,
	2026	2025
Supplemental disclosures of non-cash investing and financing activities:
Issuance of equity instruments for acquisition	$7,343	$—
Sale of property and equipment in exchange for a note receivable	$1,200	$—
Property and equipment exchanged for new mining equipment	$1,165	$—
Amount accrued for purchases of property and equipment	$385	$100
Issuance of common shares for settlement of liabilities	$408	$—
Property and equipment exchanged for settlement of liabilities	$—	$1,571
Property and equipment sale proceeds receivable	$—	$70
See accompanying notes to condensed consolidated financial statements.

DarkHorse Technologies Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
1.Organization and Business
DarkHorse Technologies Inc. (the “Company”) is a digital infrastructure company that owns, operates and is expanding scalable power and data center assets for high-performance computing, artificial intelligence (“AI”) workloads, and digital asset infrastructure. The Company’s common shares trade on the Nasdaq Capital Market (“Nasdaq”) under the symbol “DRK.”
The Company, formerly known as Sphere 3D Corp., changed its name to DarkHorse Technologies Inc. on September 16, 2026. The name change took effect upon completion of the Company’s continuance from the Province of Ontario to the Province of British Columbia. As a result of the continuance, the Company is now governed by the Business Corporations Act (British Columbia) in place of the Business Corporations Act (Ontario). Any reference to the “Company”, “DarkHorse”, “we”, “our”, “us”, or similar terms refers to DarkHorse Technologies Inc. and its subsidiaries.
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
Share Consolidation
On February 9, 2026, the Company filed an Articles of Amendment to effect a share consolidation (also known as a reverse stock split) of its issued and outstanding common shares in the ratio of 1-for-10. The share consolidation was effective on February 9, 2026. The Company’s common shares began trading on an adjusted basis on Nasdaq at the opening of trading on February 10, 2026. All share and per share amounts have been restated for all periods presented to reflect the share consolidation.
Going Concern
Management has projected that based on our recurring losses and negative cash flows from operating activities at September 30, 2026, cash on hand may not be sufficient to allow the Company to continue operations and there is substantial doubt about our ability to continue as a going concern within 12 months from the date of issuance of our financial statements if we are unable to raise additional funding for operations. We expect our working capital needs to increase in the future as we continue to expand and enhance our operations. Our ability to raise additional funds for working capital through equity or debt financings or other sources may depend on the financial success of our business and successful implementation of our key strategic initiatives, financial, economic and market conditions and other factors, some of which are beyond our control. We require additional capital and if we are unsuccessful in raising that capital at a reasonable cost and at the required times, or at all, we may not be able to continue our business operations or we may be unable to advance our growth initiatives, either of which could adversely impact our business, financial condition and results of operations. To mitigate these risks, we expect that recently contracted hosting agreements should further support these efforts.

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
Reclassifications
Certain prior period amounts have been reclassified for consistency with the current period presentation. The reclassifications had no material impact on the Company's consolidated financial statements and related disclosures.
Foreign Currency Translation
The financial statements of one of the Company’s subsidiaries, for which the functional currency is the local currency, are translated into U.S. dollars using the exchange rate at the consolidated balance sheet date for assets and liabilities and a weighted-average exchange rate during the year for revenue, expenses, gains and losses. Translation adjustments are recorded as accumulated other comprehensive income (loss) within shareholders’ equity. Gains or losses from foreign currency transactions are recognized in the condensed consolidated statements of operations. Such transactions resulted in minimal gains or losses for the three and nine months ended September 30, 2026 and 2025. For the Company’s remaining Canadian subsidiaries, the functional currency is deemed to be the U.S. dollar.
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
Fair Value Measurement
Fair value is defined as an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. As such, fair value is a market-based measurement that is determined based on assumptions that market participants would use in pricing an asset or a liability.
Fair value measurements are classified and disclosed in one of the following three categories:
Level 1: Quoted prices in active markets for identical assets or liabilities.
Level 2: Observable inputs other than Level 1 prices, for similar assets or liabilities that are directly or indirectly observable in the marketplace.
Level 3: Unobservable inputs which are supported by little or no market activity and that are financial instruments whose values are determined using pricing models, discounted cash flow methodologies, or similar techniques, as well as instruments for which the determination of fair value requires significant judgment or estimation.
The fair value hierarchy requires the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. Assets and liabilities measured at fair value are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.
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
Leases
The Company determines if an arrangement contains a lease at inception. When an arrangement contains a lease, the Company categorizes leases with contractual terms longer than twelve months as either operating or finance. Finance leases are generally those leases that allow the Company to substantially utilize or pay for the entire asset over its estimated life. Assets acquired under finance leases would be recorded in property and equipment, net. All other leases are categorized as operating leases. As of September 30, 2026, all leases are classified as operating leases.

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
Goodwill
Goodwill represents the cost of a business acquisition in excess of the fair value of the net assets acquired. Goodwill is not amortized and is reviewed at least annually for possible impairment. A qualitative assessment may be first performed to determine whether it is more likely than not that a reporting unit is impaired. If through the qualitative assessment, it is determined that it is more likely than not that goodwill is not impaired, no further testing is required. If it is determined more likely than not that goodwill is impaired, or if the Company elects not to first assess qualitative factors, the Company’s impairment testing continues with the estimation of the fair value using a combination of an income (discounted cash flow) approach and a market approach at the reporting unit level. The estimation of the fair value requires significant management judgment with respect to revenue and expense growth rates, changes in working capital and the selection and use of an appropriate discount rate. The estimate of the fair value is based on the best information available as of the date of the assessment. The use of different assumptions would increase or decrease estimated discounted future operating cash flows and could increase or decrease an impairment charge. Management uses its judgment in assessing whether assets may have become impaired between annual impairment tests. Indicators such as adverse business conditions, economic factors, and technological change or competitive activities may signal that an asset has become impaired. For the nine months ended September 30, 2026, there was no impairment of goodwill.
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
Supplier agreements and customer related intangible assets are typically amortized on a straight-line basis over their economic lives of five years as this method most closely reflects the pattern in which the economic benefits of the assets will be consumed.
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
Revenue Recognition
Revenue is accounted for pursuant to ASC 606, Revenue from Contracts with Customers (“ASC 606”). The core principle of ASC 606 is that an entity recognizes revenue when control of promised goods or services transfers to the customer, in an amount that reflects the consideration the entity expects to be entitled to in exchange for those goods or services.
The following table summarizes revenues (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Bitcoin mining revenue	$1,028	$2,623	$5,032	$8,458
Hosting revenue	2,003	—	2,367	—
Total revenues	$3,031	$2,623	$7,399	$8,458
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
The Company’s hosting contracts are service contracts that contain a single performance obligation to provide an integrated hosting service, comprising a series of distinct daily service periods that are substantially the same and have the same pattern of transfer to the customer. Because the customer simultaneously receives and consumes the benefits of the Company’s performance as the services are provided, the performance obligation is satisfied over time. The Company measures progress using an output method based on the electrical power delivered to the customer’s equipment during the period, measured in kilowatt-hours, which the Company believes best depicts the transfer of the services. Consideration under the Company’s hosting arrangements consists of (a) a service fee determined as the electrical power consumed by the customer’s equipment, measured in kilowatt-hours, multiplied by a contractual rate or, in certain arrangements, by the Company’s cost of electricity, and (b) in certain arrangements, a share of the net profit or loss generated by the customer’s hosted equipment, calculated as a percentage of the value of the digital assets mined less the cost of electricity consumed. The value of the digital assets for the share of net profit or loss calculation is based on contractual terms. All consideration is denominated in U.S. dollars, except for the share of the net profit or loss, which is denominated in Bitcoin and converted to U.S. dollars. Certain customers settle invoices in Bitcoin or Tether, which the Company promptly converts to U.S. dollars. The Company is the principal in these arrangements: it obtains control of the electricity, hosting infrastructure, and related services before they are transferred to the customer, is primarily responsible for fulfilling its promise to the customer, bears the risks associated with power procurement and site operations, and establishes the prices for its services. Hosting revenue is therefore presented on a gross basis, and the related electricity and site operating costs are presented within cost of revenue.
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
Contract Balances
Accounts receivable represents amounts billed and due from customers and are recorded when the Company has an unconditional right to consideration. Hosting fees billed in arrears give rise to a receivable at the end of the related service period. The Company intends to apply the practical expedient. As of September 30, 2026, the Company has concluded that expected credit losses are immaterial and therefore has not recorded an allowance.
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
For the three and nine months ended September 30, 2026, revenue is concentrated with three customers each representing more than 10% of the Company’s total consolidated revenue.

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
Operating Segment
Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker (“CODM”), or decision–making group, in deciding how to allocate resources and assess performance. The Company’s CODM is the Chief Executive Officer and Chief Financial Officer. The Company operates as one operating segment and uses net income or loss as a measure of profit or loss on a consolidated basis in making decisions regarding resource allocation and performance assessment. Additionally, the CODM regularly reviews the Company’s expenses on a consolidated basis. The financial metrics used by the CODM help make key operating decisions, such as determination of capital expenditure purchases and significant acquisitions and allocation of budget between cost of revenues and general and administrative expenses. The measure of segment assets is reported on the condensed consolidated balance sheet as total consolidated assets. The significant expense categories regularly provided to the CODM include cost of revenue, general and administrative expenses, depreciation and amortization, impairments or losses on assets, and the change in fair value of Bitcoin. These expense categories are reported as separate line items in the condensed consolidated statements of operations.
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

3.Acquisition
On June 1, 2026, the Company acquired Cathedra’s digital infrastructure platform and Bitcoin mining operations, which are expected to complement the Company’s existing operations and expand its power portfolio. As described in Note 1, the Combination was effected by way of the Company’s wholly-owned subsidiary, S3D Acquisition Corp., which acquired all of the issued and outstanding shares of Cathedra in a share-for-share transaction, and Cathedra became a wholly-owned subsidiary of the Company. Immediately following the June 1, 2026 closing, former Cathedra security holders held approximately 33% of the voting rights in the combined company.
The total purchase consideration for the acquisition consisted of 2,405,300 common shares and 1,387,117 Series I preferred shares with a fair value as follows (in thousands):

Common shares	$4,570
Preferred shares	2,677
Issuance of replacement awards and warrants	96
Total purchase consideration	$7,343
As a result of the Combination, the Company has transitioned beyond proprietary Bitcoin mining into a vertically integrated data center infrastructure platform, combining the Company’s mining fleet and capital markets access with Cathedra’s energy and power infrastructure assets and data center development capabilities.
The acquisition was accounted for as a business combination under ASC 805 using the acquisition method of accounting. The results of Cathedra’s operations have been included in the Company’s condensed consolidated statements of operations from the acquisition date, and reflect revenue of $2.5 million and a net loss of $0.8 million through September 30, 2026. The transaction was considered a stock-deal for tax purposes and as such a deferred tax liability was recorded to recognize the tax impact for the differences in the book and tax basis of the assets acquired.
The following table summarizes the preliminary purchase price allocation based on the estimated fair values of assets acquired and liabilities assumed as of June 1, 2026 (in thousands):

Cash and cash equivalents	$450
Bitcoin	7
Accounts receivable	400
Property and equipment	5,046
Operating lease right-of-use asset	1,342
Identifiable intangible assets - customer related	525
Other assets	3,223
Total identifiable assets acquired	10,993
Accounts payable and accrued liabilities	2,646
Deferred tax liabilities	760
Operating lease liabilities	1,333
Other liabilities	2,307
Total identifiable liabilities assumed	7,046
Net identifiable assets acquired	3,947
Goodwill	3,396
Total purchase consideration	$7,343

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
During the quarter ended September 30, 2026, the Company recorded a measurement-period adjustment related to the Combination. The adjustment related to accrued liabilities, resulting in an increase in goodwill of $0.1 million. The Company continues to evaluate certain acquisition date estimates and may record additional measurement period adjustments.
The Company has not recognized a liability in the preliminary purchase price allocation for potential supplemental import tariffs described in Note 15. Commitments and Contingencies, because the recognition criteria were not met at the acquisition date. If information obtained during the measurement period, which ends no later than June 1, 2027, about facts and circumstances that existed at the acquisition date indicates that a liability should be recognized, the Company will recognize it as a measurement-period adjustment, with a corresponding adjustment to goodwill.
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
The fair value of property and equipment was estimated by applying the cost approach, which estimates fair value using replacement or reproduction cost of an asset of comparable utility, adjusted for loss in value due to depreciation and economic obsolescence, which are considered Level 3 inputs. The fair value of the customer related intangible asset was determined using a discounted cash flow model that incorporates the excess earnings method, which are considered Level 3 inputs, and will be amortized on a straight-line basis over the projected pattern of economic benefits of five years.
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
Pro Forma Financial Information
The following unaudited pro forma financial information reflects the acquisition as if it had occurred on January 1, 2025, and includes pro forma adjustments to the Company’s historical financial statements for the indicated periods (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Revenue	$3,031	$6,612	$10,281	$20,653
Net loss	$(5,778)	$(3,708)	$(23,326)	$(15,953)
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
Assets and Liabilities that are Measured at Fair Value on a Nonrecurring Basis
Non-financial assets such as property and equipment, goodwill, operating lease right-of-use assets, and intangible assets are recorded at fair value when an impairment is recognized or at the time acquired in an asset acquisition or business combination measured using significant unobservable inputs (Level 3). For both the nine months ended September 30, 2026 and 2025, there were impairment charges associated with property and equipment recorded and it reduced the carrying amount of such assets subject to the impairment to their estimated fair value, as discussed in Note 7 Certain Balance Sheet Items. For the nine months ended September 30, 2026, there were impairment charges associated intangibles recorded and it reduced the carrying amount of such assets subject to the impairment to their estimated fair value, as discussed in Note 8 Intangible Assets.
5.Bitcoin
The following table presents the activities of Bitcoin (in thousands):

Balance at January 1, 2026	$3,263
Revenue recognized from Bitcoin mined	5,032
Proceeds from sale of Bitcoin	(8,856)
Bitcoin received for services	1,167
Change in fair value of Bitcoin	(613)
Bitcoin assumed from acquisition	7
Balance at September 30, 2026	$—
During the nine months ended September 30, 2026, the Company received approximately $0.7 million of customer payments in Tether (USDT), which were immediately converted into U.S. dollars. Because the conversion occurred upon receipt and resulted in no gain or loss, the transaction is reflected as a cash inflow from operating activities in the condensed consolidated statements of cash flows.
The following table presents Bitcoin holdings (in thousands except for number of Bitcoin):

	September 30, 2026	December 31, 2025
Number of Bitcoin held	—	37.3
Carrying basis of Bitcoin	$—	$3,835
For the three months ended September 30, 2026 and 2025, the Company had a realized loss on the sale of Bitcoin of $0.1 million and a realized gain of $0.2 million, respectively. For the nine months ended September 30, 2026 and 2025, the Company had a realized loss of $1.2 million and a realized gain of $0.3 million, respectively, on the sale of Bitcoin.

All additions of Bitcoin were generated by the Company’s Bitcoin mining operations, payments received for services, and Bitcoin assumed from acquisition. All dispositions of Bitcoin were the result of sales on the open market and used to fund operations. Bitcoin holdings are not subject to sale restrictions and do not serve as collateral for any agreements. As of September 30, 2026 and December 31, 2025, the Company held no other cryptocurrency.
6.    Notes Receivable, Net
Simple Mining Promissory Note
In September 2026, the Company entered into a secured interest-free promissory note with Simple Mining, LLC (“Simple Mining”) for $1.2 million, payable in equal monthly installments commencing on December 1, 2026 and continuing through November 1, 2027. The long-term portion of the promissory note is included in other non-current assets in the condensed consolidated balance sheets. The promissory note is secured by certain of Simple Mining’s assets until the note is paid in full. See Note 7. Certain Balance Sheet Items for additional information on the promissory note related to the sale of the Iowa Site.
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

7.    Certain Balance Sheet Items
The following table summarizes other current assets (in thousands):

	September 30, 2026	December 31, 2025
Prepaid utility and hosting services	$363	$259
Prepaid insurance	252	364
Prepaid services	62	137
Bitcoin mining deposits	—	870
Other	93	77
Other current assets	$770	$1,707
The following table summarizes property and equipment, net (in thousands):

	September 30, 2026	December 31, 2025
Mining equipment	$—	$24,019
Infrastructure	4,886	1,516
Land	160	—
Construction in progress (1)	385	—
Total	5,431	25,535
Accumulated depreciation	(363)	(10,927)
Property and equipment, net	$5,068	$14,608
______________
(1) Construction in progress includes costs related to construction of data centers.
Depreciation expense for property and equipment was $0.5 million and $1.4 million for the three months ended September 30, 2026 and 2025, respectively. Depreciation expense for property and equipment was $2.2 million and $3.9 million for the nine months ended September 30, 2026 and 2025, respectively.
Sale of Iowa Site
On September 1, 2026, the Company entered into a definitive agreement (the “Iowa Agreement”) with Simple Mining to sell the Company’s Iowa site (“Iowa Site”) for a purchase price of $1.5 million (the “Purchase Price”). Pursuant to the Iowa Agreement, the Company has terminated its sublease agreement with Simple Mining with respect to the Iowa Site and assigned all its rights to the mining containers, transformers and related equipment at the Iowa Site to Simple Mining. The Company received $0.3 million in cash and received a $1.2 million interest-free promissory note for the remaining portion of the Purchase Price.
Sale of Mining Machines
On September 1, 2026, the Company entered into a binding term sheet (the “Mining Machine Agreement”) with RepairBit LLC to sell all of the Company’s existing fleet of mining machines, for estimated aggregate proceeds of approximately $2.9 million, of which $1.3 million was sold as of September 30, 2026. The mining machines are to be sold and delivered over a 90-day period which began on September 1, 2026. The Company retains ownership of the miners until payments for such miners are received. As of September 30, 2026, there was property and equipment, consisting of mining machines, with a carrying value of $1.6 million classified as held for sale in the condensed consolidated balance sheet. Subsequent to September 30, 2026, additional proceeds of $0.6 million were received related to the Mining Machine Agreement.
In February 2026, the Company completed the sale of older generation mining equipment not in service for proceeds of $1.2 million, which was applied to the purchase of new mining equipment.

The Company had a loss on the sale of property and equipment of $1.2 million and $1.4 million, inclusive of $0.3 million related to property and equipment sold under the Mining Machine Agreement, during the three and nine months ended September 30, 2026, respectively. The Company had a loss on the sale of property and equipment of $0.8 million and $1.7 million during the three and nine months ended September 30, 2025, respectively.
Impairment of Property and Equipment
For the three and nine months ended September 30, 2026, the Company recorded an impairment charge, using the fair value market approach, to mining equipment of nil and $7.0 million, respectively related to the change in market conditions and decline in Bitcoin prices. For both the three and nine months ended September 30, 2025, the Company recorded an impairment to property and equipment for the net book value of unrepairable mining equipment of $0.5 million.
The following table summarizes other non-current assets (in thousands):

	September 30, 2026	December 31, 2025
Utility deposits	$1,675	$225
Other investments	644	—
Other	479	—
Other non-current assets	$2,798	$225
Other Investments - assumed in Acquisition
The Company holds an investment in Low Time Preference Fund II, LLC, a private venture capital fund that qualifies as an investment company and reports member-level net asset value (“NAV”). This investment is measured at fair value using NAV as a practical expedient. As of September 30, 2026, the investment had a fair value of approximately $0.3 million. The fund is a private pooled investment vehicle with no public market and no observable pricing; valuation is based on NAV information provided by the fund’s asset manager. Because the investment is measured using the NAV practical expedient, it is excluded from the fair value hierarchy. The Company has no unfunded commitments related to this investment. During the three and nine months ended September 30, 2026, the Company recognized $10,000 of unrealized losses in the condensed consolidated statement of operations.
The Company holds 35,000,000 common shares of Silvermoon Inc. (“Silvermoon”), an equity security accounted for using the measurement alternative because the security does not have a readily determinable fair value. The investment is carried at cost, adjusted for impairment and observable price changes. As of September 30, 2026, no impairments or observable price changes were identified. Although the Company holds more than 20% of Silvermoon’s outstanding shares, it has no representation on Silvermoon’s board and no participation in the policy-making processes; therefore, the equity method is not applied. As of September 30, 2026, the investment’s carrying amount was approximately $0.3 million.
Other Current Liabilities
The following table summarizes other current liabilities (in thousands):

	September 30, 2026	December 31, 2025
Deferred revenue	$917	$—
Customer deposits	517	—
Operating lease liabilities	128	—
Other current liabilities	$1,562	$—

8.    Intangible Assets
The following table summarizes intangible assets, net (in thousands):

	September 30, 2026	December 31, 2025
Supplier agreements	$40	$37,525
Customer related	485	—
	525	37,525
Accumulated amortization:
Supplier agreements	(40)	(35,915)
Customer related	(36)	—
	(76)	(35,915)
Intangible assets, net	$449	$1,610
Amortization expense for intangible assets was $0.1 million and $0.4 million for the three months ended September 30, 2026 and 2025, respectively. Amortization expense of intangible assets was $0.9 million and $1.1 million for the nine months ended September 30, 2026 and 2025, respectively.
Estimated amortization expense for intangible assets is approximately $27,000 for the remainder of 2026 and approximately $0.1 million for each of the fiscal years 2027, 2028, 2029, and 2030.
Impairment of Intangible Assets
For the three and nine months ended September 30, 2026, an impairment charge of $0.2 million and $0.8 million, respectively, was recorded to supplier agreements related to the decline in Bitcoin prices and the change in the Company’s business strategy for Bitcoin mining. The indicated fair value was compared to the carrying value of the finite-lived asset, and as a result of the analysis, impairment charges were recorded. For the three and nine months ended September 30, 2025, there were no impairments recognized.
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
10.Share Capital
Private Placement
On September 11, 2026, the Company completed a private placement financing (the “Private Placement”) for proceeds of $4.8 million, net of $0.2 million in costs. Pursuant to the Private Placement, the Company issued and sold an aggregate of 1,666,661 units (the “Units”) at a purchase price of $3.00 per Unit. Each Unit consists of (i) one common share of the Company and (ii) one five-year warrant to purchase one common share at an exercise price of $3.50 per share. Pursuant to the terms of the purchase agreement, the securities issued in the Private Placement are subject to a contractual lock-up period of six months. Three directors of the Company participated in the Private Placement, Timothy Hanley, the Company’s Chairman of the Board of Directors; Nicholas Gates, a director of the Company; and Joel Block, director and Chief Executive Officer of the Company, for a total of 333,332 Units for aggregate gross proceeds of approximately $1.0 million.
The warrants contain standard anti-dilution adjustments to the exercise price including for share splits, share dividends, rights offerings and pro rata distributions. A holder will not have the right to exercise any portion of the warrants if the holder (together with its affiliates) would beneficially own in excess of 4.99%, 9.99%, or 19.99%, as applicable to such holder, of the number of the Company's common shares outstanding immediately after giving effect to the exercise, as such beneficial ownership is determined in accordance with the terms of the warrants. Upon notice to the Company, a holder may increase or decrease its beneficial ownership limitation, provided that the limitation may not exceed 19.99%.
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

At-the-Market Offering Program
On January 3, 2025, the Company entered into a sales agreement (the “ATM Agreement”) with A.G.P./Alliance Global Partners (“AGP”), as sales agent. In accordance with the terms of the ATM Agreement, the Company was able to offer and sell from time to time through or to AGP, as agent or principal, the Company's common shares having an aggregate offering price of up to $8.0 million (the “Placement Shares”). On July 31, 2026, the Company entered into an Amended and Restated Sales Agreement (the “Amended ATM Agreement”) with A.G.P. and Maxim Group LLC (“Maxim” and, together with A.G.P., the “Sales Agents”) for the purpose of amending the ATM Agreement to provide for the addition of Maxim as a sales agent thereunder and to effect conforming changes related thereto. The Amended ATM Agreement otherwise retains all material terms of the original ATM Agreement. The Amended ATM Agreement provides for the sale of common shares having an aggregate offering price of up to $10.3 million in transactions that are deemed to be “at the market offering” as defined in Rule 415 of the Securities Act of 1933, as amended. Neither the Company nor the Sales Agents are obligated to sell any Placement Shares pursuant to the Amended ATM Agreement. For the three months ended September 30, 2026 and 2025, the Company issued and sold 911,274 and 91,746 common shares, respectively, for $1.7 million and $0.6 million of net proceeds, respectively. For the nine months ended September 30, 2026 and 2025, the Company issued and sold 2,059,998 and 112,791 common shares, respectively, for $4.2 million and $0.7 million of net proceeds, respectively.
Unlimited authorized shares of common shares at no par value are available to the Company. At September 30, 2026, the following table summarizes outstanding warrants to purchase common shares:

Date issued	Contractual life (years)	Exercise price	Number outstanding	Expiration
February 2022	5	$280.00	1,429	February 7, 2027
February 2022	5	$350.00	1,429	February 7, 2027
February 2022	5	$420.00	1,429	February 7, 2027
October 2025	5	$9.40	873,643	January 15, 2031
June 2026	—	$—	115,867	(1)
September 2026	5	$3.50	1,666,661	September 11, 2031
			2,660,458
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
The assumptions used in the Black-Scholes model were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Expected volatility	—	—	—	148.0%
Expected term (in years)	—	—	—	3.5
Risk-free interest rate	—	—	—	4.0%
Dividend yield	—	—	—	—
The following table summarizes option activity:

	Shares Subject to Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Options outstanding — January 1, 2026	56,586	$36.18
Exercised	—	$—
Forfeited	(51,615)	$34.18
Options outstanding — September 30, 2026	4,971	$56.95	1.7	$—
Vested and expected to vest — September 30, 2026	4,971	$56.95	1.7	$—
Exercisable — September 30, 2026	4,971	$56.95	1.7	$—
Restricted Stock Units
The following table summarizes RSU activity:

	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding — January 1, 2026	179,165	$6.23
Granted	1,910,295	$2.74
Vested and released	(684,137)	$2.34
Forfeited	—	$—
Outstanding — September 30, 2026	1,405,323	$3.38
Vested and unreleased — September 30, 2026	7,811	$8.66
The estimated fair value of RSUs was based on the closing market value of the Company’s common shares on the date of grant. RSUs typically vest over a period of 12 months to three years from the original date of grant. The total grant date fair value of RSUs vested during the nine months ended September 30, 2026 and 2025 was approximately $1.6 million and $1.0 million, respectively. The fair value of RSUs vested during the nine months ended September 30, 2026 and 2025 was approximately $1.3 million and $0.7 million, respectively.

Restricted Stock Units with a Performance Condition
In July 2025, the Company entered into a financial advisory agreement and issued to non-employees RSU grants with a performance condition, of which 50% of the RSUs were vested on the date of grant and the common shares issued. On June 1, 2026, the outstanding RSUs vested upon the achievement of the specific performance condition. The total grant date fair value of RSUs vested during the nine months ended September 30, 2026 and 2025 was $0.2 million and nil, respectively. The fair value of RSUs with a performance condition vested during the nine months ended September 30, 2026 and 2025 was $0.1 million and nil, respectively.
The following table summarizes RSU with performance condition activity:

	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding — January 1, 2026	37,036	$6.25
Vested	(37,036)	$6.25
Outstanding — September 30, 2026	—	$—
Restricted Stock Awards
During the nine months ended September 30, 2026, there were 262,677 RSAs granted in lieu of cash payment for services performed. The fair value of the RSAs granted of approximately $0.5 million was based on the closing price of the Company’s common shares on the date of grant. There were no RSAs granted during the nine months ended September 30, 2025.
Share-Based Compensation Expense
The following compensation expense related to share-based compensation awards was recorded (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Total share-based compensation expense - general and administrative	$997	$212	$2,219	$601
Total unrecognized estimated compensation cost by type of award and the weighted-average remaining requisite service period over which such expense is expected to be recognized (in thousands, unless otherwise noted):

	September 30, 2026
	Unrecognized Expense	Remaining Weighted-Average Recognition Period (years)
RSUs	$3,860	1.5
RSAs	$105	0.8

12.Net Loss per Share
Basic net loss per share is computed by dividing net loss applicable to common shareholders by the weighted-average number of common shares outstanding during the period. Common share purchase warrants, options and RSUs outstanding, and preferred shares are considered common share equivalents and are only included in the calculation of diluted earnings per common share when net income is reported and their effect is dilutive. For all periods presented, there is no difference in the number of shares used to calculate basic and diluted weighted average shares outstanding due to the Company’s net loss position.
Anti-dilutive common share equivalents excluded from the computation of diluted net loss per share were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Common share purchase warrants	2,660,458	887,713	2,660,458	887,713
Options and RSUs outstanding	1,410,294	242,401	1,410,294	242,401
Preferred shares	1,389,417	2,300	1,389,417	2,300
13.Related Party Transactions
Consultant Agreement
On June 1, 2026, the Company assumed a consulting agreement which provides for an individual, who is an existing shareholder of the Company that owns more than 5.0% of the Company’s outstanding common shares, to act as a head of strategy (the “Head of Strategy”). On July 1, 2026, the Company terminated the prior consulting agreement and entered into a new consulting agreement with its Head of Strategy. Under the new agreement, the Head of Strategy provides senior strategic and advisory services and supports the development of the Company’s business strategy. The agreement has an initial term of 12 months and automatically renews for additional periods of 12 months unless either party provides written notice of non‑renewal in accordance with the agreement. The annual consulting fee is $0.4 million, payable in equal monthly installments. The Company may terminate the agreement at any time for just cause, as defined in the agreement. If the Company terminates the agreement without just cause, the consultant is entitled to a termination fee of $0.4 million, payable on the effective date of termination.
On June 1, 2026, in connection with the Combination, the Head of Strategy, in his capacity as a former shareholder of Cathedra, was issued 665,107 Series I Preferred Shares with a fair value of $1.3 million. On June 8, 2026, the Head of Strategy was granted 250,000 RSUs that vest over two years and have a grant date fair value of $0.9 million. For both the three and nine months ended September 30, 2026, the Company recorded $0.1 million of share-based compensation expense related to these awards.
At September 30, 2026, the Company had an aggregate of $0.1 million in accounts payable and accrued liabilities due to the Head of Strategy, and recorded $0.1 million of expense for both the three and nine months ended September 30, 2026.
Private Placement
In September 2026, three directors of the Company participated in the Private Placement completed on September 11, 2026. See Note 10. Share Capital for more information.

14.Leases
On June 1, 2026, the Company assumed operating leases in its acquisition of Cathedra. As of September 30, 2026, the Company had operating leases primarily for land and buildings used for operations. Rent expense is recognized on a straight‑line basis over the respective lease terms within operating expenses. For both the three and nine months ended September 30, 2026, rent expense related to operating leases was $0.1 million.
Additional information regarding leasing activities is as follows (in thousands, unless otherwise noted):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Operating cash flows from operating leases	$63	n/a	$98	n/a
Weighted-average remaining lease term (in years)	7.6	n/a	7.6	n/a
Weighted-average discount rate	10.0%	n/a	10.0%	n/a
The following table presents future minimum lease payments (in thousands):

Year	Operating Leases
2026 (remaining)	$63
2027	252
2028	252
2029	247
2030	240
Thereafter	800
Total	1,854
Less: Imputed interest	(561)
Present value of lease liability	$1,293
15.Commitments and Contingencies
Power Supply Agreements
The Company maintains long‑term ~~prepaid~~ electric power supply agreements with regional utilities to support its data‑center operations. Under these agreements, the Company prepays monthly power charges and maintains cash security deposits. The Company generally makes aggregate monthly prepayments of approximately $1.0 million. As of September 30, 2026, the Company had prepaid utility costs and security deposits with utility providers of $0.4 million and $1.7 million, respectively.
The agreements generally include initial terms of 60 months with automatic annual renewals. Each contract provides between 10 MW and 15 MW of electrical capacity for the Company’s hosting and mining operations and contains standard payment, renewal, default, and disconnection provisions. These commitments represent material future cash obligations related to the Company’s ongoing operations. No contingencies exist under these agreements as of September 30, 2026.

Hosting Agreements
On April 19, 2024, the Company entered into a Master Hosting Agreement with Simple Mining LLC (“Simple Mining”) for provision of rack space, network services, electrical connections, routine facility maintenance, and technical support of certain of the Company’s mining equipment (as amended, the “Simple Mining Hosting Agreement”). Effective November 22, 2025, the Simple Mining Hosting Agreement was mutually terminated. For the three and nine months ended September 30, 2025, the Company incurred costs under the Simple Mining Hosting Agreement of $0.8 million and $3.4 million, respectively.
On October 18, 2023, the Company entered into a Hosting Agreement with Joshi Petroleum, LLC for provision of rack space, network services, electrical connections, routine facility maintenance, and technical support of certain of the Company’s mining equipment. Effective January 2, 2026, the Joshi Hosting Agreement was assigned to Evolution Technology LLC (the “Evolution Agreement”). In September 2026, the Company recorded a $0.4 million provision for loss on other assets for its deposit and prepaid services upon notice that Evolution Technology, LLC was insolvent and had ceased business operations. For the three months ended September 30, 2026 and 2025, the Company incurred costs under the Evolution Agreement of nil and $0.4 million, respectively. For the nine months ended September 30, 2026 and 2025, the Company incurred costs under the Evolution Agreement of $0.1 million and $1.2 million, respectively.
On April 4, 2023, the Company entered into a Master Hosting Services Agreement with Rebel Mining Company, LLC (the “Rebel Hosting Agreement”) for provision of rack space, network services, electrical connections, routine facility maintenance, and technical support of certain of the Company’s mining equipment. On January 16, 2025, the Company terminated the Rebel Hosting Agreement and agreed to a settlement amount of $2.4 million payable to the Company in satisfaction of all obligations of the Rebel Hosting Agreement and it constitutes a final settlement of all amounts owed by either party of the Rebel Hosting Agreement. During 2025, the Company recorded a $0.3 million loss on other assets for the remaining outstanding portion of the settlement that is in default. For the three and nine months ended September 30, 2025, the Company incurred costs under the Rebel Hosting agreement of nil and $0.1 million, respectively.
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
On July 31, 2026, the CFO delivered formal notice that the conditions of good reason under his employment agreement had been met in connection with his transition from CEO to CFO following the consummation of the Combination. The notice states that it was provided solely to preserve the CFO’s future rights to receive the $1.1 million payment and that he does not currently intend to resign. To trigger the conditional severance payment, the CFO would be required to formally resign by November 28, 2026, and the operational milestone would also need to be achieved, as specified in his employment agreement. As of September 30, 2026, no liability has been recorded. The Company will continue to evaluate the likelihood of achieving the milestone and assess any accrual required.
Letters of Credit
During the ordinary course of business, the Company provides standby letters of credit to third parties as required for certain transactions initiated by the Company. As of September 30, 2026, the Company had no outstanding standby letters of credit.

Potential Supplemental Import Tariffs
On August 18, 2026, the Company received a notice from the U.S. Customs and Border Protection (the “CBP”) asserting Chinese origin supplemental import tariffs on certain Bitcoin miners purchased in 2022 by a subsidiary acquired in June 2026. The subsidiary received documentation during importation from the seller validating the non-Chinese origin. The documentation included both a certificate of origin and certificate of manufacture certifying the non-Chinese origin of the miners. In the event that the CBP were to successfully prevail in their allegations of Chinese origin and assert import duties for Chinese origin to this batch of Bitcoin miners, the Company's total tariff liability in respect to these previously purchased miners could be up to $2.3 million, including statutory interest. Management believes the CBP allegation of Chinese origin on the imported miners to be without merit and intends to defend against these claims vigorously. In September 2026, the Company filed a protest with the CBP.
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
16.Subsequent Events
On October 18, 2026, the Company entered into a purchase and sale agreement to acquire property in Hopkinsville, Kentucky, for $0.3 million, and is subject to customary closing conditions. The transaction is expected to close within 120 days from the execution of the agreement.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
The following quarterly management’s discussion and analysis (“MD&A”) should be read in conjunction with our unaudited condensed consolidated financial statements and the accompanying notes of DarkHorse Technologies Inc. (the “Company”), formerly known as Sphere 3D Corp., for the three and nine months ended September 30, 2026. The condensed consolidated financial statements have been presented in U.S. dollars and have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). Unless the context otherwise requires, any reference to the “Company,” “DarkHorse,” “we,” “our,” “us” or similar terms refers to DarkHorse Technologies Inc. and its subsidiaries. Unless otherwise indicated, all references to “$” and “dollars” in this discussion and analysis mean U.S. dollars.
This report includes forward-looking statements that are subject to risks and uncertainties. This forward-looking information includes, but is not limited to, statements with respect to management’s expectations regarding the future growth, results of operations, performance and business prospects of DarkHorse. This forward-looking information relates to, among other things, future business plans and business planning process, uses of cash, and may also include other statements that are predictive in nature, or that depend upon or refer to future events or conditions. The words “could”, “expects”, “may”, “will”, “anticipates”, “assumes”, “intends”, “plans”, “believes”, “estimates”, “guidance”, and similar expressions are intended to identify statements containing forward-looking information, although not all forward-looking statements include such words. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances contain forward-looking information. Statements containing forward-looking information are not historical facts but instead represent management’s expectations, estimates and projections regarding future events.
Many factors could cause actual results, performance or achievements or future events or developments to differ materially from those expressed or implied by the forward-looking statements, including, but not limited to: the inability to maintain compliance with the requirements of the Nasdaq Capital Market (“Nasdaq”) and/or inability to maintain listing with Nasdaq; the impact of competition; the investment in technological innovation; the retention or maintenance of key personnel; the possibility of significant fluctuations in operating results; the ability of DarkHorse to maintain business relationships; financial, political or economic conditions; financing risks; future acquisitions; volatility in the market price for the common shares of the Company; compliance by DarkHorse with financial reporting and other requirements as a public company; conflicts of interests; future sales of common shares by DarkHorse’s directors, officers and other shareholders; dilution and future sales of common shares. For more information on these risks, you should refer to the Company’s filings with the securities regulatory authorities, including the Company’s most recently filed Annual Report on Form 10-K, which is available on EDGAR at www.sec.gov and SEDAR+ at www.sedarplus.ca. In evaluating such statements, we urge you to specifically consider various factors identified in this report, any of which could cause actual results to differ materially from those indicated by such forward-looking statements. Forward-looking statements speak only as of the date of this report and we undertake no obligation to publicly update any forward-looking statements to reflect new information, events or circumstances after the date of this report. Actual events or results may differ materially from such statements.
Overview
We are a digital infrastructure company that owns, operates and is expanding scalable power and data center assets for high-performance computing, artificial intelligence (“AI”) workloads, and digital asset infrastructure. Following our business combination with Cathedra Bitcoin Inc. completed on June 1, 2026, we now own and operate our power and data center infrastructure. While we currently generate revenue from hosting services provided to third parties under hosting agreements and previously generated revenue from Bitcoin mining, we are actively progressing on the transformation of our sites for high-performance computing (“HPC”) and AI infrastructure workloads.

We have approximately 50 megawatts (“MW”) of operating power capacity across four data centers located in Kentucky and Tennessee. On September 30, 2026, we entered into a power purchase agreement for an additional 50 MW of power in Hopkinsville, Kentucky, where we currently operate a facility. We have further evolved our pipeline since June 30, 2026, and have a development pipeline exceeding 250 MW. While we are undergoing the transformation of our existing sites to HPC and AI workloads, we will continue to provide hosting services to third parties, including a 30 MW arrangement with Bitdeer across three sites in Tennessee and Kentucky, which we expect to provide more predictable revenue.
To date much of the industry development has generally focused on large facilities for training frontier models, many of which require several hundred megawatts or more at a single location. We believe the next phase of AI growth will be increasingly driven by AI inference, which we expect to favor a broader footprint of smaller sites that can be developed and deployed more rapidly. Management’s vision is to evolve DarkHorse into a premier platform that expands access to power and data center capacity for this section of the AI market. We believe certain sites under 50 MW are often overlooked by developers pursuing large training campuses, and we are building DarkHorse to capture that opportunity. As AI adoption moves beyond the training of models into everyday software and business use, we anticipate a growing share of computing demand to come from the inference of the ongoing processing of AI workloads in production. Our energized power positions, located primarily in the Tennessee Valley Authority region, may facilitate faster and a more capital efficient path to deployment relative to projects that have not yet secured interconnection or require additional infrastructure development. Our modular model is designed to transform our current sites from power to revenue on an accelerated timeline making them operational, marketable, and customer-ready. We intend to differentiate through execution, site readiness and community engagement, and to replicate this approach across our growing portfolio. This replicable approach is known as our development program: a consistent process designed to span engineering, utility coordination, procurement, financing and delivery that the same core development team can carry from one site to the next. As part of this program, we work to build direct relationships with the utilities and communities around each site and to match each site’s power and infrastructure profile to the workload for which it is best suited; we believe that, with the right match, smaller sites can serve large customers as well. As AI demand continues to outpace available power, we believe DarkHorse is well positioned to be a leader in this segment.
We refer to the facilities we are developing as superintelligence factories, reflecting their design to support demanding AI workloads. Our business is based on developing and placing into service facilities that our tenant can use, earning revenue from that capacity once it is placed into service and repeating this process site by site. Accordingly, management does not believe that pipeline capacity, measured solely in MW, adequately reflects the value of our business or development portfolio. Within our pipeline, we distinguish between capacity that is operating, capacity that is under development, and planned capacity that remains for future development.
We have hosting sites in states that do not have any material state-specific regulatory restrictions on the mining of Bitcoin. However, it is possible that these states or other states in which we may seek to operate may create laws that would impede Bitcoin mining. We do not currently plan to hold Bitcoin and we regularly convert Bitcoin received for services into U.S. dollars.
Effective September 16, 2026, our corporate name changed to DarkHorse Technologies Inc., marking the next phase of the Company’s strategic repositioning toward AI and digital infrastructure.

Recent Developments
Site Development Program
We advanced engineering for planned superintelligence factories in the TVA region. This included preparation of an initial basis-of-design package for a Kentucky project and boundary surveys for two Kentucky development sites. In October 2026, our engineering and modular infrastructure partners prepared preliminary layouts for three projects in Kentucky and Tennessee. We also continued coordination with local officials on civil infrastructure and permitting requirements. These activities remain part of pre-construction development. We intend to carry the engineering work, supplier coordination and utility relationships from these projects into a repeatable development program.
Hopkinsville Power Contract
On September 30, 2026, one of our subsidiaries entered into a 50 MW Data Center Project Power Contract with Hopkinsville Electric System, doubling our contracted capacity to 100 MW. Pursuant to the terms of the agreement, we will guarantee up to a maximum aggregate liability of $10.0 million, in connection with the proposed new data center in Hopkinsville, Kentucky. The guaranty is not yet effective. See “Off-Balance Sheet Information” below.
Hosting Agreement
On May 28, 2026, we entered into an agreement with Bitdeer Technologies (“Bitdeer”) to host 30 megawatts of capacity at three of our data center sites in Tennessee and Kentucky. These agreements offer contracted mining economics while we assess broader digital infrastructure opportunities, including AI applications. Bitdeer will deploy its SEALMINER A2 Pro Air mining hardware at these sites. Each agreement has an initial term of 12 months, renewable for an additional 12 months unless either party elects otherwise, allowing flexibility as we explore optimal uses of our power-backed infrastructure. During the latter part of the third quarter of 2026, installation was completed for the three sites.
Sale of Iowa Site
On September 1, 2026, we entered into a definitive agreement (the “Iowa Agreement”) with Simple Mining, LLC (“Simple Mining”) to sell our Iowa site (“Iowa Site”) for a purchase price of $1.5 million (the “Purchase Price”). Pursuant to the Iowa Agreement, we have terminated our sublease agreement with Simple Mining with respect to the Iowa Site and assigned all our rights to the mining containers, transformers and related equipment at the Iowa Site to Simple Mining. We received $0.3 million in cash from Simple Mining. For the remaining portion of the Purchase Price, we have entered into an interest-free promissory note with Simple Mining for $1.2 million, payable in equal monthly installments over a 12-month period commencing on December 1, 2026 and continuing through November 1, 2027. The promissory note is secured by certain of Simple Mining’s assets until the note is paid in full.
Sale of Mining Machines
On September 1, 2026, we entered into a binding term sheet (the “Mining Machine Agreement”) with RepairBit LLC to sell all of our existing fleet of mining machines, for estimated aggregate proceeds of $2.9 million. The mining machines are to be sold and delivered over a 90-day period which began on September 1, 2026. We retain ownership of the miners until payments for such miners are received.
Potential Supplemental Import Tariffs
On August 18, 2026, we received a notice from the U.S. Customs and Border Protection (the “CBP”) asserting Chinese origin supplemental import tariffs on certain Bitcoin miners purchased in 2022 by a subsidiary acquired in the Combination. Management believes the CBP’s allegations are without merit, and in September 2026 we filed a protest with the CBP. See “Liquidity and Capital Resources” below and Note 15. Commitments and Contingencies to our condensed consolidated financial statements.

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
Results of Operations
The Third Quarter of 2026 Compared with the Third Quarter of 2025
Revenue
We generated revenues of $3.0 million and $2.6 million, respectively, during the third quarter of 2026 and 2025. The increase in revenue of $0.4 million is primarily due to an increase in revenue of $2.1 million from our acquisition, offset by a decrease in Bitcoin mining revenue of $1.7 million due to our change in Bitcoin mining exposure to be structured primarily through hosting and profit share arrangements and change in business strategy to focus on HPC and AI infrastructure workloads. We expect to continue to expand our revenue mix and utilization for the remainder of 2026.
Operating Expenses
Cost of Revenue (exclusive of depreciation and amortization expense)
Direct cost of revenue totaled $3.3 million and $2.0 million in the third quarter of 2026 and 2025, respectively. The 2026 amount includes $2.6 million of costs attributable to revenue from the acquisition completed on June 1, 2026.
General and Administrative Expense
General and administrative expenses were $3.3 million and $1.5 million for the third quarter of 2026 and 2025, respectively. The $1.8 million increase was primarily due to a $0.8 million increase in share-based compensation, $0.4 million increase in outside service contractors, $0.4 million increase in legal fees, and $0.2 million increase in investor relations and public reporting costs.
Depreciation and Amortization Expense
Depreciation and amortization expense was $0.6 million and $1.7 million for the third quarter of 2026 and 2025, respectively. The decrease is primarily due to the disposal of machines.
Loss on Disposal of Property and Equipment
Loss on disposal of property and equipment was $1.2 million and $0.8 million for the third quarter of 2026 and 2025, respectively, and related to the sale of our Iowa mining site and the sale of mining equipment.

Provision for Loss on Other Assets
Provision for loss on other assets was $0.4 million and $0.3 million for the third quarter of 2026 and 2025, respectively. During the third quarter of 2026, we received notice that Evolution Technology, LLC was insolvent and has ceased business operations and as such we recorded a $0.4 million provision for loss on other assets related to prepaid services. For the third quarter of 2025, a loss of $0.3 million was recorded for the remaining portion of the Rebel Mining Company settlement that is in default.
Impairment of Property and Equipment
Impairment of property and equipment was nil and $0.5 million for the third quarter of 2026 and 2025, respectively. For the third quarter of 2025, an impairment of $0.5 million was recorded for unrepairable mining equipment.
Impairment of Intangible Assets
Impairment of intangible assets was $0.2 million and nil for the third quarter of 2026 and 2025, respectively. For the third quarter of 2026, the Company recorded an impairment charge of $0.2 million to supplier agreements related to the change in our business strategy for Bitcoin mining.
Change in Fair Value of Bitcoin
Change in fair value of Bitcoin was a gain of $0.2 million and $0.1 million for the third quarter of 2026 and 2025, respectively. The gain was the change in fair value of Bitcoin held, as well as the gain or loss from when Bitcoin was sold.
Non-Operating Income and Expenses
Investment Loss
Investment loss was nil and $0.2 million for the third quarter of 2026 and 2025, respectively, and the prior year related to our equity investment in Core Scientific Inc.
The First Nine Months of 2026 Compared with the First Nine Months of 2025
Revenue
We generated revenues of $7.4 million and $8.5 million during the first nine months of 2026 and 2025, respectively. The decrease in revenue of $1.1 million is due to our change in Bitcoin mining exposure to be structured primarily through hosting and profit share arrangements and change in business strategy to focus on HPC and AI infrastructure workloads, and the decline in the fair value of Bitcoin. The decrease is offset by revenue of $2.5 million beginning June 1, 2026 from our acquisition. We expect to continue to expand our revenue mix and utilization for the remainder of 2026.
Operating Expenses
Cost of Revenue (exclusive of depreciation and amortization expense)
Direct cost of revenue totaled $7.2 million and $6.5 million, respectively, in the first nine months of 2026 and 2025. The $0.7 million increase was primarily driven by an increase in cost of revenue of $3.4 million beginning June 1, 2026 from our acquisition, offset by lower hosting fees related to machines taken offline and sold.
General and Administrative Expense
General and administrative expenses were $10.6 million and $6.8 million for the first nine months of 2026 and 2025, respectively. The increase of $3.8 million was primarily due to an increase of $1.9 million in costs related to our acquisition completed during the prior quarter, $1.6 million increase in share-based compensation, $0.4 million increase in outside service contractors, and $0.4 million increase in investor relations and public reporting costs. These increases were offset by a decrease in legal fees of $0.6 million related to the resolution of the Gryphon Digital Mining, Inc. litigation, and a decrease of $0.2 million in insurance expense.

Depreciation and Amortization Expense
Depreciation and amortization expense was $3.1 million and $5.0 million for the first nine months of 2026 and 2025, respectively. The decrease of $1.9 million was primarily due to less depreciation related to our Bitcoin mining machines due to the disposal of machines.
Impairment of Property and Equipment
Impairment of property and equipment was $7.0 million and $0.5 million for the first nine months of 2026 and 2025, respectively. For the first nine months of 2026, an impairment of $7.0 million was recorded for the estimated market value of mining equipment primarily due to the change in market conditions and decline in Bitcoin prices. For the first nine months of 2025 an impairment of $0.5 million was recorded for unrepairable mining equipment and idle mining equipment not expected to return to use.
Loss on Disposal of Property and Equipment
Loss on disposal of property and equipment was $1.4 million and $1.7 million for the first nine months of 2026 and 2025, respectively, and primarily related to the sale of our Iowa mining site and the sale of mining equipment.
Impairment of Intangible Assets
Impairment of intangible assets was $0.8 million and nil for the first nine months of 2026 and 2025, respectively. For the first nine months of 2026, the Company recorded impairment charges to supplier agreements of $0.6 million related to the decline in Bitcoin prices and $0.2 million related to the change in our business strategy for Bitcoin mining.
Provision for Loss on Other Assets
Provision for loss on other assets was $0.4 million and $0.3 million for the first nine months of 2026 and 2025, respectively. During the first nine months of 2026, we received notice that Evolution Technology, LLC was insolvent and has ceased business operations and as such we recorded a $0.4 million provision for loss on other assets related to prepaid services. For the first nine months of 2025, a loss of $0.3 million was recorded for the remaining portion of the Rebel Mining Company settlement that is in default.
Change in Fair Value of Bitcoin
Change in fair value of Bitcoin was a loss of $0.6 million and a gain of $0.4 million for the first nine months of 2026 and 2025, respectively. The loss in the first nine months of 2026 and the gain in the first nine months of 2025 were from the change in fair value of Bitcoin held, as well as the gains and losses from when Bitcoin was sold.
Non-Operating Income and Expenses
Investment Gain
Investment gain was nil and $0.4 million for the first nine months of 2026 and 2025, respectively, and the prior year related to gains on our equity investment in Core Scientific Inc.
Liquidity and Capital Resources
Our principal sources of liquidity are our existing cash and cash equivalents. We expect to fund our operations going forward with existing cash resources, revenue from our operations, and cash that we may raise through future financing transactions. At September 30, 2026, we had cash and cash equivalents of $8.8 million compared to cash and cash equivalents of $3.7 million at December 31, 2025. As of September 30, 2026, we had working capital of $7.6 million, reflecting an increase of $0.8 million since December 31, 2025.
On September 11, 2026, we completed a private placement financing (the “Private Placement”) for proceeds of $4.8 million, net of $0.2 million in costs. Pursuant to the Private Placement, we issued and sold an aggregate of 1,666,661 units (the “Units”) at a purchase price of $3.00 per Unit. Each Unit consists of (i) one common share of the Company and (ii) one five-year warrant to purchase one common share at an exercise price of $3.50 per share. The price per Unit and the exercise price of the warrant represent a 29% and 51% premium, respectively, to our closing share price on September 4, 2026. Pursuant to the terms of the purchase agreement, the securities issued in the Private Placement are subject to a contractual lock-up period of six months. Three of our directors participated in the Private Placement, Timothy Hanley, Chairman of our Board of Directors; Nicholas Gates, a director; and Joel Block, director and our Chief Executive Officer, for a total of 333,332 Units for aggregate gross proceeds of approximately $1.0 million. We intend to use the net proceeds from the Private Placement for working capital and general corporate purposes, including funding our AI and HPC development in the Tennessee Valley Authority region. If all of the warrants are exercised for cash, we would expect to receive additional gross proceeds of approximately $5.8 million.
At-the-Market Offering Program. On January 3, 2025, we entered into a sales agreement (the “ATM Agreement”) with A.G.P./Alliance Global Partners (“AGP”), as sales agent. In accordance with the terms of the ATM Agreement, we were able to offer and sell from time to time through or to AGP, as agent or principal, the Company's common shares having an aggregate offering price of up to $8.0 million.
On July 31, 2026, we entered into an Amended and Restated Sales Agreement (the “Amended ATM Agreement”) with A.G.P. and Maxim Group LLC (“Maxim” and, together with A.G.P., the “Sales Agents”) for the purpose of amending the ATM Agreement to provide for the addition of Maxim as a sales agent thereunder and to effect conforming changes related thereto. The Amended ATM Agreement otherwise retains all material terms of the original ATM Agreement. The Amended ATM Agreement provides for the sale of common shares having an aggregate offering price of up to $10.3 million (the “Placement Shares”) in transactions that are deemed to be “at the market offerings” as defined in Rule 415 under the Securities Act of 1933, as amended. The Amended ATM Agreement can be terminated by either party by giving two days written notice. We expect that any proceeds received from the facility will be used primarily for working capital and general corporate purposes and in furtherance of our corporate strategy. Neither we nor the Sales Agents are obligated to sell any Placement Shares pursuant to the Amended ATM Agreement. For the three and nine months ended September 30, 2026, under the ATM Agreement the Company issued and sold 911,274 and 2,059,998 common shares, respectively, for $1.7 million and $4.2 million of net proceeds, respectively.
Management has projected that based on our recurring losses and negative cash flows from operating activities, cash on hand may not be sufficient to allow us to continue operations and there is substantial doubt about our ability to continue as a going concern within 12 months from the date of issuance of our financial statements if we are unable to raise additional funding for operations. We expect our working capital needs to increase in the future as we continue to expand and enhance our operations. Our ability to raise additional funds for working capital through equity or debt financings or other sources may depend on the financial success of our business and successful implementation of our key strategic initiatives, financial, economic and market conditions and other factors, some of which are beyond our control. We require additional capital and if we are unsuccessful in raising that capital at a reasonable cost and at the required times, or at all, we may not be able to continue our business operations or we may be unable to advance our growth initiatives, either of which could adversely impact our business, financial condition and results of operations. To mitigate these risks, we expect that recently contracted hosting agreements should further support these efforts.
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

Potential Supplemental Import Tariffs. On August 18, 2026, we received a notice from the CBP asserting Chinese origin supplemental import tariffs on certain Bitcoin miners purchased in 2022 by a subsidiary acquired in June 2026. The subsidiary received documentation during importation from the seller validating the non-Chinese origin. The documentation included both a certificate of origin and certificate of manufacture certifying the non-Chinese origin of the miners. In the event that the CBP were to successfully prevail in their allegations of Chinese origin and assert import duties for Chinese origin to this batch of Bitcoin miners, our total tariff liability in respect to these previously purchased miners could be up to $2.3 million, including statutory interest. Management believes the CBP allegation of Chinese origin on the imported miners to be without merit and intend to defend against these claims vigorously. In September 2026, we filed a protest with the CBP.
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
As of September 30, 2026, no liability has been recorded. However, the potential future payment could represent a material cash commitment depending on the timing of milestone achievement and the form of settlement elected. We will continue to evaluate the likelihood of achieving the milestone and assess any resulting impact on liquidity, capital resources, and future cash flows.
Power Supply Agreements. We maintain long‑term prepaid electric power supply agreements with regional utilities to support our data‑center operations. Under these agreements, we prepay monthly power charges and maintain cash security deposits. As of September 30, 2026, our aggregate monthly power prepayment is $1.0 million.
The following table shows a summary of our cash flows (used in) provided by operating activities, investing activities, and financing activities (in thousands):

	Nine Months Ended September 30,
	2026	2025
Net cash used in operating activities	$(13,505)	$(13,395)
Net cash provided by investing activities	$9,615	$12,597
Net cash provided by financing activities	$9,006	$650
Net cash used in operating activities. The use of cash during the first nine months of 2026 was primarily a result of our net loss of $23.7 million, offset by $9.6 million in noncash items.
Net cash provided by investing activities. During the first nine months of 2026, we received $7.6 million from proceeds from the sale of Bitcoin, $1.5 million of proceeds from the sale of property and equipment, consisting primarily of mining machines and equipment, and acquired $0.5 million of cash in our acquisition of Cathedra. During the first nine months of 2025, we received $7.6 million of proceeds from the sale of Bitcoin, $8.0 million from proceeds from the sale of investment in equity securities, and $0.5 million of proceeds from the sale of older mining machines; offset by $3.5 million of payments for the purchase of property and equipment consisting of infrastructure for our Iowa mining site and newer generation mining machines.

Net cash provided by financing activities. For the first nine months of 2026 and 2025, we received $4.2 million and $0.7 million, respectively, of net proceeds from the issuance of common shares through our ATM Agreement. In 2026, we received $4.8 million, net of $0.2 million of issuance costs, from our private placement completed in September 2026.
During the first nine months of 2026, we received approximately $0.7 million of customer payments in Tether (USDT), which were immediately converted into U.S. dollars. Because the conversion occurred upon receipt and resulted in no gain or loss, the transaction is reflected as a cash inflow from operating activities in our condensed consolidated statements of cash flows.
Contractual Obligations and Commitments
Subsequent to September 30, 2026, we have an aggregate of contractual commitments of $1.0 million related to pre-construction activities. These commitments are expected to be settled within the next 12 months and funded from available cash resources. The related expenditures were not incurred as of September 30, 2026 and, accordingly, have not been reflected in the condensed consolidated financial statements.
Off-Balance Sheet Information
Hopkinsville Offered Funding Commitment
We have secured an option to acquire approximately 20 acres of land in Hopkinsville, Kentucky and have proposed developing a new data center at the site drawing approximately 50 MW, supported by a new 65 MW substation that we have offered to fund at an estimated cost of $8.0 million to $10.0 million. The remaining 15 MW of capacity would be made available to other Hopkinsville Electric System (“HES”) customers. HES has publicly indicated that the TVA could supply the additional capacity without affecting service to its approximately 13,000 existing customers. As of September 30, 2026, the proposal has not yet received all requisite regulatory approvals which could affect the project’s feasibility, timing, or scope, as such we are not committed to the offered estimated cost at this time.
Power Contract Guaranty
On September 30, 2026, one of our subsidiaries entered into a 50 MW Data Center Project Power Contract with HES, pursuant to which we will guarantee the payment and performance of all of our subsidiary’s obligations under the contract, up to a maximum aggregate liability of $10.0 million. The contract has an initial term of ten years and ongoing automatic renewal terms for successive periods of five years. The contract is dependent upon the development of a new data center in Hopkinsville, as discussed above, and as of September 30, 2026, other than the land option secured there has been no development of the site and the guaranty is not effective.
Standby Letters of Credit
During the ordinary course of business, we may provide standby letters of credit to third parties as required for certain transactions initiated by us. As of September 30, 2026, we have no standby letters of credit outstanding.
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
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the three months ended September 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II - OTHER INFORMATION
Item 1.    Legal Proceedings.
For a discussion of our legal proceedings, see Note 15. Commitments and Contingencies to our condensed consolidated financial statements.
Item 1A. Risk Factors.
In addition to the other information set forth in this report, you should carefully consider the factors discussed under the caption “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2025, and in Part II, Item 1A of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2026, together with the cautionary statement regarding forward-looking statements included elsewhere in this report. Except as set forth below, there have been no material changes to the risk factors disclosed in those reports. These risks and uncertainties are not the only ones we face. Additional risks and uncertainties not presently known to us or that we currently consider immaterial may also impair our business operations. If any of the risks occur, our business and financial results could be harmed and the trading price of our common shares could decline.

Changing political and geopolitical conditions, including changing international trade policies and the implementation of wide-ranging, reciprocal and retaliatory tariffs, surtaxes and other similar import or export duties, or trade restrictions, could adversely impact our business, prospects, operations and financial performance.
Changes in political and geopolitical conditions may be difficult to predict and may adversely affect our business, prospects, operations and financial performance. For example, changes in political and geopolitical conditions may lead to changes in governmental policies, laws and regulations, including with respect to sanctions, taxes, tariffs, surtaxes and other similar import or export duties, import and export controls or restrictions, tariff rate quotas, and the general movement of goods, materials, services and capital, or may lead to uncertainty as to the potential for such changes. Our data centers are located in the United States. In the past, we and our hosting customers have sourced miners and certain other hardware and equipment from suppliers that have previously had, and may continue to have, operations in China and Southeast Asian countries and the servers, graphics processing units, electrical and cooling equipment and other hardware that we expect to require to develop our sites for HPC and AI infrastructure workloads are largely manufactured outside the United States or contain foreign-sourced components. Accordingly, our business, prospects, operations and financial condition may be significantly impacted by such changes in political and geopolitical conditions, and in particular by changes in international trade policies, including the imposition of tariffs, surcharges and other similar import or export duties, or trade restrictions including tariff rate quotas, as well as by uncertainty with respect to the potential for such changes.
In particular, beginning in 2025, the United States imposed new tariffs on imports from substantially all countries, including countries from which we and our hosting customers have historically sourced miners and other hardware and equipment. In February 2026, the U.S. Supreme Court held that the International Emergency Economic Powers Act does not authorize the imposition of tariffs, and the tariffs imposed under that statute were terminated. The United States subsequently imposed a temporary global tariff under Section 122 of the Trade Act of 1974, which expired in July 2026, and tariffs imposed under other authorities, including Section 232 of the Trade Expansion Act of 1962 (which currently apply to, among other things, steel, aluminum, copper and their derivative products and certain semiconductors) and Section 301 of the Trade Act of 1974, remain in effect. The U.S. government has also initiated additional Section 232 and Section 301 investigations that could result in new tariffs. As a result, tariff rates are continuing to evolve; however, we expect such tariffs as currently in effect or as currently proposed, as applicable, will likely result in higher costs to acquire data center, power and computing equipment and other hardware shipped after the effectiveness of applicable tariffs. While we may revisit our procurement strategy to attempt to mitigate the impact of such tariffs on our business, including by sourcing hardware and equipment from countries subject to lower tariffs, there can be no assurance that any such efforts will be effective. It is also possible that such tariffs and other trade restrictions could limit the availability of data center, power and computing equipment and other hardware, increase the costs to our hosting customers of acquiring and deploying equipment at our sites, disrupt our operations, or adversely impact our growth plans. In addition, certain foreign countries have changed, and others may in the future change, their trade policies in response to changes in U.S. tariff policies, including by imposing reciprocal or retaliatory tariffs, surcharges or other similar import or export duties, and trade restrictions including tariff rate quotas, which may in turn escalate and result in a “trade war” or worsen an existing “trade war”. Any escalated trade war could have a significant adverse effect on world trade and the world economy.
Further, the U.S. Customs and Border Protection (the “CBP”) or other governmental agencies can dispute the origin of any imports into the U.S., which could in turn result in the imposition of higher tariffs than we previously paid or anticipated with respect to such hardware and equipment. Any such additional tariffs could be material and could materially impact our business, prospects, operations and financial performance. See “—An adverse outcome in our dispute with the CBP regarding the country of origin of certain imported Bitcoin miners could result in material additional tariff liability” below.

These shifts in trade policies in the United States and other countries are rapidly evolving and difficult to predict. The ultimate impact of any announced or future tariffs, surtaxes, or other similar import or export duties, and trade restrictions will depend on various factors, including what is ultimately implemented, the timing of implementation and the amount, scope and nature of such measures and potential exclusions from the application of those measures. The potential implications of such uncertainty, which include trade barriers, exchange rate fluctuations, rising costs for data center, power and computing equipment and other hardware and broader market contractions, could adversely affect our business, prospects, operations and financial performance.
An adverse outcome in our dispute with the CBP regarding the country of origin of certain imported Bitcoin miners could result in material additional tariff liability.
On August 18, 2026, we received a notice from the CBP asserting Chinese origin supplemental import tariffs on certain Bitcoin miners purchased in 2022 by a subsidiary acquired in the Combination. The subsidiary received documentation during importation from the seller validating the non-Chinese origin. The documentation included both a certificate of origin and certificate of manufacture certifying the non-Chinese origin of the miners. In the event that the CBP were to successfully prevail in its allegations of Chinese origin and assert import duties for Chinese origin to this batch of Bitcoin miners, our total tariff liability in respect of these previously purchased miners could be up to $2.3 million, including statutory interest. We believe the CBP allegation of Chinese origin on the imported miners to be without merit and intend to defend against these charges vigorously. In September 2026, we filed a protest with the CBP, and we have not recorded a liability for this matter. If we are unsuccessful, we would owe additional tariffs with respect to the import of such miners, which could be material and could materially impact our business, prospects, operations, financial performance, and liquidity.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
On July 22, 2026, the Company issued 32,158 common shares in a transaction exempt from registration under the Securities Act of 1933, as amended, to a service provider in settlement of services received.
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
None.

Item 6. Exhibits.

Exhibit		Filed	Incorporated by Reference
Number	Description	Herewith	Form	File No.	Date Filed

3.1	Notice of Articles of DarkHorse Technologies Inc., effective September 16, 2026		8-K	001-36532	9/17/2026

3.2	Articles of DarkHorse Technologies Inc., effective September 16, 2026		8-K	001-36532	9/17/2026

4.1	Specimen Certificate evidencing Common Shares	X

4.2
Shareholder Rights Plan Agreement, dated as of August 10, 2026, by and between Sphere 3D Corp. and TSX Trust Company, as Rights Agent (which includes the Form of Rights Certificate as Schedule “A” thereto)
			8-K	001-36532	8/10/2026

10.1	Amended and Restated Sales Agreement, dated as of July 31, 2026, by and among Sphere 3D Corp., A.G.P./Alliance Global Partners and Maxim Group LLC		8-K	001-36532	7/31/2026

10.2	Securities Purchase Agreement, dated as of September 8, 2026, by and between Sphere 3D Corp. and the purchasers party thereto		8-K	001-36532	9/11/2026

10.3	Form of Common Share Warrant		8-K	001-36532	9/11/2026

10.4	Registration Rights Agreement, dated as of September 11, 2026, by and among Sphere 3D Corp. and the purchasers party thereto		8-K	001-36532	9/11/2026

10.5*	Asset Purchase Agreement, dated as of September 1, 2026, by and between Sphere 3D Corp. and Simple Mining, LLC	X

10.6+	Binding Term Sheet, dated as of September 1, 2026, by and between Sphere 3D Corp. and RepairBit, LLC	X

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document	X

101.SCH	Inline XBRL Taxonomy Extension Schema	X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase	X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase	X

Exhibit		Filed	Incorporated by Reference
Number	Description	Herewith	Form	File No.	Date Filed
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase	X

101.PRE	Inline XBRL Taxonomy Presentation Linkbase	X

104	Cover Page Interactive Data File (formatted as inline XBRL as contained in Exhibit 101)	X
_______________
* Certain schedules and exhibits to this exhibit have been omitted in accordance with Item 601(a)(5) of Regulation S-K. The Company agrees to furnish supplementally a copy of any omitted schedule or exhibit to the Securities and Exchange Commission upon request.
+ Certain provisions and terms of this Exhibit have been redacted in accordance with Item 601(b)(10)(iv) of Regulation S-K because the Company customarily and actually treats that information as private or confidential and the omitted information is not material. The Company will supplementally provide a copy of an unredacted copy of this exhibit to the Securities and Exchange Commission or its staff upon request.
** Furnished herewith and as such are deemed not “filed” for purposes of Section 18 of the Exchange Act, nor shall they be deemed incorporated by reference in any filing under the Securities Act, except as shall be expressly set forth by specific reference in such filing.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DarkHorse Technologies Inc.

Date:	November 6, 2026	By:	/s/ Joel Block
Joel Block
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Kurt L. Kalbfleisch
Kurt L. Kalbfleisch
Chief Financial Officer
(Principal Financial Officer)